Form 10QSB
period 1995-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1995-06-13
CIK 720762

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number  O-13176


              NON-INVASIVE MONITORING SYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

     FLORIDA                                        59-2007840
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)            Identification number)


                        1840 West Avenue
                   Miami Beach, Florida  33139
            (Address of principal executive offices)
                           (Zip Code)


                         (305) 534-3694
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Number of shares of the registrant's common stock outstanding as of June 8, 1995 is 12,439,729.






              NON-INVASIVE MONITORING SYSTEMS, INC.
                              Index


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets -- July 31, 1994 and April 30, 1995.

          Condensed consolidated statements of operations--Three and Nine Months Ended April 30, 1994 and 1995.

          Condensed consolidated statements of cash flows--Nine
          Months Ended April 30, 1994 and 1995.

          Notes to condensed consolidated financial statements--April 30, 1995.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures















                 PART I - FINANCIAL INFORMATION

              NON-INVASIVE MONITORING SYSTEMS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS




                                    July 31,       April 30,
                                      1994            1995
                                     (Note)       (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents        $   297,088    $   255,219
 Restricted Certificate of
  Deposit                           2,000,000              -
 Accounts and royalties
  receivable                           76,167        114,606
 Inventories                          686,021        614,615
 Prepaid expenses and other
  current assets                       17,178         35,039
TOTAL CURRENT ASSETS                3,076,454      1,019,479

PLANT AND EQUIPMENT
 Furniture and equipment              546,665        603,033
 Leasehold improvements                15,730         15,730
                                      562,395        618,763
Less accumulated depreciation
  and amortization                    438,607        492,922
                                      178,421        125,841

OTHER ASSETS
 Patent costs, net of accumulated
  amortization of $79,171 in
  April and $89,095 in July           240,830        255,037
 Deferred software production
  costs, net of accumulated
  amortization of $335,204 in
  April and $267,704 in July          217,606        150,106
                                      458,436        405,143

                                  $ 3,658,678    $ 1,550,463




              NON-INVASIVE MONITORING SYSTEMS, INC.

        CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

              LIABILITIES AND SHAREHOLDERS' EQUITY





                                    July 31,       April 30,
                                      1994            1995
                                     (Note)       (Unaudited)

LIABILITIES AND SHAREHOLDERS'
 EQUITY


CURRENT LIABILITIES
  Notes payable                   $ 1,965,000       $      -
  Customer deposit                    201,630         12,983
  Accounts payable                    111,870        116,658
  Accrued expenses                    168,030        137,474
TOTAL CURRENT LIABILITIES           2,446,530        267,115


SHAREHOLDERS' EQUITY

Convertible Preferred Stock,
  $1.00 par value, 1,000,000
  shares authorized:
    Series B: (liquidation
    preference of $100 per
    share, aggregating
    $10,000)                              100            100
    Series C: 62,048 shares
    issued and outstanding             62,048         62,048
  Common Stock, $.01 par value,
    100,000,000 shares authorized,
    12,439,729 issued and
    outstanding                       124,398        124,398
Additional Paid-in capital         10,693,126     10,693,126
Accumulated deficit                (9,667,524)    (9,596,324)
                                    1,212,148      1,283,348



                                  $ 3,658,678    $ 1,550,463




Note: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


















































              NON-INVASIVE MONITORING SYSTEMS, INC.

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                         Three Months Ended   Nine Months Ended
                         April 30,            April 30,
                         1994       1995      1994        1995

Net sales           $ 471,121  $ 318,508   $ 693,567  $1,408,656
Cost of goods sold    370,479    133,190     573,204     656,327
Amortization of
 software production
 costs                 22,500     22,500      67,500      67,500
                       78,142    162,818      52,863     684,829

Operating expenses:
 Selling and dis-
  tribution            49,132     40,307     172,190     122,555
 General and adminis-
  trative             126,989     81,301     339,113     243,853
 Research and devel-
  opment               77,402     91,255     319,248     249,818
                      253,523    212,863     830,551     616,226

PROFIT (LOSS) FROM
 OPERATIONS          (175,381)   (50,045)   (777,688)     68,603


Other (expense) income:
  Interest expense    (20,212)      (177)    (56,595)    (20,883)
  Interest income      15,319      1,473      44,253      14,043
  Royalties            25,325      4,900      34,325      16,900
  Other income
   (expense)            4,667     (9,160)     21,913      (7,463)
                       25,099     (2,964)     43,896      (2,597)


NET PROFIT (LOSS)   $(150,282)  $(53,009)   (733,792)     71,200


AVERAGE COMMON SHARES
 OUTSTANDING       10,689,729 12,439,729  10,689,729  12,439,729


PROFIT (LOSS) PER
 COMMON SHARE         $ (0.01)    $ 0.00     $ (0.07)    $  0.01





See notes to condensed consolidated financial statements.


















































              NON-INVASIVE MONITORING SYSTEMS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)




                                     Nine Months Ended
                                         April 30
                                  1994            1995

OPERATING ACTIVITIES
   Net profit (loss)            $ (733,792)      $   71,200
   Adjustments to reconcile
    net profit (loss)
    to net cash provided by
    operating activities:
      Depreciation and
       amortization                159,204          111,891
      Amortization of deferred
       compensation                      -                -
      Issuance of Common
       Stock for services
       rendered                          -                -
   Changes in operating assets
     and liabilities:
       Decrease in restricted CD         -        2,000,000
       Decrease (increase) in
         accounts and royalties
         receivable                285,147          (38,439)
       (Increase) decrease in
        inventories                174,965           71,406
       Decrease (increase)
        prepaid expenses and
        other current assets        20,774          (17,861)
       Increase (decrease) in
        accounts payable and
        accrued expenses            71,998          (25,768)
       Decrease in customer
        deposits                         -         (188,647)
              NET CASH USED IN
              OPERATING ACTIVI-
              TIES              $  (21,704)     $ 1,983,782

INVESTING ACTIVITIES
  Sale (purchase) of marketable
   securities                       42,000                -
  Purchases of plant and
   equipment                       (33,152)         (56,368)
  Patent costs                     (31,580)          (4,283)

  Deferred software production
   costs

  NET CASH USED IN INVESTING
   ACTIVITIES                   $  (22,732)    $    (60,651)

FINANCING ACTIVITIES
  Net proceeds from (payments
   of) notes payable               126,500       (1,965,000)
  NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES         $  126,500     $ (1,965,000)

  (DECREASE) INCREASE IN CASH   $   82,064     $    (41,869)

CASH AT BEGINNING OF PERIOD     $   34,527     $    297,088

CASH AT END OF PERIOD           $  116,591     $    255,219


See notes to condensed consolidated financial statements.


































              NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ended July 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10KSB for the fiscal year ended July 31, 1994.


NOTE B--INVENTORIES

Inventories consist of the following:



                             July 31, 1994      April 30, 1995

     Raw materials            $   96,126        $  158,708
     Work-in-process             386,268           294,410
     Finished Goods              203,627           161,497

                              $  686,021        $  614,615












Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


RESULTS OF OPERATIONS

The Company's net loss for the three month period ended April 30, 1995 was approximately $53,000 as compared to a net loss of approximately $150,000 for the three month period April 30, 1994. The Company had net income of approximately $71,000 for the nine month period ended April 30, 1995 as compared to a net loss of approximately $734,000 for the same period in 1994. This decrease in net loss for the three and nine month periods is due to higher gross margins, a decrease in operating expenses described below and increased sales during the first and second quarters of fiscal 1995.

Net sales for the three month period ended April 30, 1995 were approximately $319,000 as compared to approximately $471,000 for the three month period ended April 30, 1994: net sales for the nine month period ended April 30, 1995 were approximately $1,409,000 as compared to approximately $694,000 for the nine month period ended April 30, 1994. The decrease in net sales for the three month period were a result of reduced sales to the Collaborative Home Infant Monitoring Evaluation (CHIME) study which is supported by the National Institute of Child Health and Human Development as compared to the same period last year while the increase in net sales for the nine month period were a result of product delivery on the direct sale by the Company of it's Respitrace PT monitors to the CHIME study and additional sales of the Respitrace Plus and Respiband Plus products to SensorMedics Corporation ("SMC") who undertook exclusive marketing of the Company's products (excluding the Respitrace PT mentioned above) during the first quarter of fiscal 1995. The Company has granted the exclusive domestic and international marketing rights for its products to SMC pursuant to a one year marketing agreement as of August 1, 1994. Sales to CHIME amounted to approximately $32,000 and $424,000, respectively, for the three and nine month periods ending April 30, 1995 while sales to SMC amounted to approximately $281,000 and $683,000, respectively, for the same three and nine month periods.

Cost of goods sold expressed as a percentage of net sales was approximately 42% during the three month period ended April 30, 1995 compared to approximately 79% for the three month period ending April 30, 1994. Cost of goods sold was approximately 47% during the nine month period ended April 30, 1995 compared to approximately 83% for the same period last year. The reduction of the cost of goods sold for both the three and nine month periods ending April 30, 1995 was due to higher gross margin and the combination of reduced production costs and increased sales revenue.

Operating expenses decreased from approximately $254,000 for the three month period ended April 30, 1994 to approximately $213,000 for the three month period ended April 30, 1995 and from approximately $831,000 for the nine month period ended April 30, 1994 to approximately $616,000 for the nine month period ended April 30, 1995. The decrease in both the three and nine month periods is a result of continued downsizing of operations due to cash constraints as described in "Liquidity and Capital Resources" below along with a decrease in selling and distribution expenses which are a result of the SMC marketing agreement mentioned above.

Interest expense decreased approximately $11,000 for the three month period ended April 30, 1995 and approximately $36,000 for the nine month period ended April 30, 1995 as compared to the same periods in the prior fiscal year. These decreases are due to lower outstanding debt.




LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of working capital is revenues from operations.

Working capital was approximately $752,000 at April 30, 1995 as compared to approximately $630,000 at July 31, 1994. The increase in working capital is due to net income generated during the nine month period. During the three month period ended April 30, 1995 the Company continued to further downsize operations by implementing operational reductions and has limited research and development activities to projects which have the potential for generating revenues in the short term.

The Company continues to focus its resources into several areas of activity. These include; 1) Company participation in regulatory standards development aimed at gaining new product clearance to market, 2) in connection with the CHIME study vendor of choice technical involvement and participation as a non-voting member to CHIME Steering Committee meetings when requested, 3) servicing the product marketing agreement with SMC as described above, 4) the submission of a 510K application to the Food & Drug Administration
(FDA) for permission to market products developed in connection with the CHIME project mentioned above. The Company expects to continue efforts in these areas of activity during fiscal 1995.

If sales do not continue at the present level, the Company may require further financing to continue operations beyond the end of fiscal 1995 and in any event may require additional capital to fund its research and development efforts. Although the Company is exploring various potential sources of financing, the Company has no commitments in this regard. Failure to secure necessary financing might result in the further reduction and curtailment of operations.


PART II  OTHER INFORMATION

Item 1.    Legal Proceedings
           Not applicable

Item 2.    Changes in Securities
           Not applicable

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not applicable

Item 5.    Other Information
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           A.  Exhibits - None

           B.  Not applicable

































                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              NON-INVASIVE MONITORING SYSTEMS, INC.
                              Registrant



Date:  June 12, 1995          By:/s/Marvin A. Sackner
                              Marvin A. Sackner, as Chairman and
                              Principal Executive Officer



Date:  June 12, 1995          By:/s/Richard L. Dougherty
                              Richard L. Dougherty, as President
                              and Principal Operating, Financial
                              and Accounting Officer