Form 10KSB
period 1995-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1995-10-26
CIK 720762

                      SECURITIES AND EXCHANGE COMMISSION




                           WASHINGTON, D.C.  20549

                           -----------------------

                                 FORM 10-KSB

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1995
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___________

                             Commission file number
                                    0-13176


                     NON-INVASIVE MONITORING SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

        Florida                                                 59-2007840
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                 1840 West Avenue, Miami Beach, Florida, 33139
               (Address of principal executive offices)(Zip Code)

                                 (305) 534-3694
                        (Registrant's telephone number:)

                            _______________________


                       Securities registered pursuant to
                           Section 12(b) of the Act:

                                      NONE
                                (Title of Class)



          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes   X    No
                                                                  ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   [ ].

         State issuer's revenues for the most recent fiscal year: $1,632,247

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 16, 1995, computed by reference to the price at which the stock was sold on that date: $1,420,110.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of October 16, 1995, was 12,439,731.

         Transitional Small Business Disclosure Format:
                                                             Yes        No X
                                                                  ----    ----

                                     PART I


ITEM 1.  BUSINESS.

         A. General Development of Business.

         Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in developing, manufacturing and marketing of computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed on the body's surface.

         During fiscal year ended July 31, 1995 the Company continued to focus efforts on marketing three of its products: 1) Respitrace Plus - a small, portable respiratory and cardiac monitor, 2) Respicardio Central - a device which allows the simultaneous monitoring of the respiratory and cardiac function from a central station monitor to which up to eight individual Respitrace Plus units can be connected and 3) Respitrends - a personal computer based software program used in conjunction with the Respitrace Plus for patient trend data display, analysis, storage and hard copy report. Effective October 1, 1994, the Company granted the exclusive domestic and international marketing rights for it's products to SensorMedics Corporation ("SMC"), with facilities located in Yorba Linda, California and Bilthoven, The Netherlands, pursuant to a one year marketing agreement which expired July 31, 1995. The marketing agreement with SMC was renegotiated with SMC through August 1997. The marketing agreement with SMC is more fully described below.

         In addition to its three current products, Nims has several products under development. These products include Respitrace PT, a home breathing monitor designed to monitor infants prone to Sudden Infant Death Syndrome ("SIDS"). The Respitrace PT in conjunction with RespiEvents software, detects and alarms for apnea (cessation of breathing), slowing of heartbeat, diminution of blood oxygen and other indices that might predispose to the onset of SIDS. Pursuant to an agreement with the Steering Committee of the Collaborative Home Infant Monitoring Evaluation Study ("CHIME"), Nims has since 1993 supplied 250 Respitrace PT monitors for a study of high risk infants subject to apneas and SIDS, a study supported by the National Institutes of Health (the"NIH").

         As a result of working capital constraints, the Company continued to downsize operations throughout while focusing its limited resources on the following areas of activity during fiscal 1995. These areas included: 1) in connection with the NIH CHIME study vendor of choice production, shipment, technical involvement and participation as a non-voting member to regular CHIME Steering Committee meetings 2) servicing the product marketing agreement with SMC 3) manufacture and sale of current products; including disposable items such as Respiband Plus and 4) the submission of 510K applications to the Food & Drug Administration (FDA) for permission to market Respitrace PT and RespiEvents as a diagnostic package for sleep disorders in adults, children and babies. As a result of the shift in marketing efforts to SMC, and the Company focusing its limited resources on the foregoing areas during the fiscal year ending July 31, 1995, the Company had limited net income as opposed to a significant loss in prior years.

         During fiscal 1996 the Company expects to focus efforts on the following areas of activity:

                               NIH CHIME STUDY

           The Company continued its participation during fiscal year ending July 31, 1995 in the NIH CHIME Study as discussed above. The Company is engaged with technical involvement and participation in the CHIME Study and is a non-voting member of the CHIME Steering Committee.

                          STRATEGIC MARKETING ALLIANCE

           The Company's lengthy ongoing attempts at establishing an appropriate strategic marketing alliance with another concern capable of effecting sales of Nims products culminated in August 1994 with the Company entering into a one year exclusive marketing agreement with SMC. Under the agreement, SMC serves as the exclusive world-wide distributor for Nims existing products. SMC has the right of first refusal to market future Company products. SMC is a privately held medical electronics company that produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics, and life support. SMC has over 30 years experience in the medical device industry. With research and manufacturing facilities located in Yorba Linda, California and Bilthoven, The Netherlands, its latest technical developments include infant pulmonary function systems, high frequency oscillatory ventilators, disposable pulse oximeter sensors, and automated diagnostic sleep monitoring equipment. SMC distributes through 35 direct representatives in the United States, Benelux, United Kingdom, France and Germany, and uses 50 dealers in other countries. The one year marketing Agreement expired July 31, 1995. The marketing agreement was renegotiated with SMC and extended through August 1997. Under the terms of the agreement, the Company has granted exclusive world-wide distribution rights (as defined) for certain products. In return, SMC must purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Pursuant to the marketing agreement, SMC purchases at a discount of 30% to 50% of

         NIMS published list price.




                              MANUFACTURE AND SALE

           Manufacture of the Company's current products continued during fiscal year ending July 31, 1995. In addition, manufacture, testing and shipment was completed on an additional seventy units of the CHIME study monitors (Respitrace PT) during the first quarter of fiscal 1995.

                              FDA 510K APPLICATION

           In June 1994 Nims submitted to the Food and Drug Administration ("FDA") Center for Devices and Radiological Health, Premarket Notification for the Company's Respitrace PT system and RespiEvents, also known as the Event Display Program ("EDP"). This software program is more fully described in the Products Under Development section below. The two Premarket Notifications have been assigned by the FDA the processing numbers K942852 and K942771, respectively, in accordance with Section 510(k) of the Federal Food, Drug and Cosmetic Act. On September 12, 1994 Nims received the first reviewer response and the Company replied to the reviewer questions on November 17, 1994. On March 7, 1995 Nims received a second reviewer response to which the Company responded on July 28, 1995 and is currently under review, and as such the Company can give no assurance as to acceptance by the FDA.

         The term the "Company" refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company's executive offices are located at 1840 West Avenue, Miami Beach, Florida 33139 and its telephone number is (305) 534-3694.

         B. Financial Information About Industry Segments.

                                Not applicable.


         C. Narrative Description of Business.


         Introduction

         In recent years, hospitals and other medical facilities are choosing to make increasing use of non-invasive medical devices to monitor various vital signs of patients. Non-invasive monitoring devices do not require insertion of catheters or similar equipment into a patient's body and thereby minimize the risk of injury to patients and health care providers. Through the use of the Company's non-invasive monitoring devices, health care professionals are furnished with accurate data for evaluation and patient diagnosis and are alerted to sudden significant changes in a patient's condition. The use of such devices also assists medical facilities in complying with cost containment policies enacted by the Federal government and private insurers, by permitting continuous monitoring of patients by fewer nurses and other professional staff and by allowing more rapid transfer of patients from cost intensive critical care units to more general treatment areas. Certain non-invasive monitoring devices such as the electrocardiograph, have come into wide-spread use. However, although clinical and experimental evidence indicates that pulmonary abnormalities such as rapid breathing or cessation of breathing can provide an early signal of potential catastrophic pulmonary events, no non-invasive monitoring device comparable to an electrocardiograph for the detection of pulmonary abnormalities has come into widespread use.

         Products and Services


         Since 1978, the Company has sought to fill what it believes to be the need for non-invasive respiratory monitoring devices by developing, manufacturing and marketing computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory and related pulmonary events from sensors placed on the body's surface. The Company's products, which are intended to improve patient care while achieving reduced operating costs, are designed for use in environments where prompt detection of breathing difficulties will function as an alert to the possible onset of catastrophic illness, thereby permitting rapid response and treatment or where the collection of ongoing data regarding pulmonary function assists in patient evaluation and diagnosis. Uses of such devices include monitoring of patients in adult and neonatal critical care units, diagnosis of respiratory-related sleep disorders, monitoring of patient status during and after in-patient and out-patient surgical procedures, particularly where adverse reaction to anesthesia is a possibility, collection of data from patients whose breathing is being mechanically assisted and monitoring of infants prone to Sudden Infant Death Syndrome, an often fatal condition marked by sudden cessation of breathing. The Company's products are intended to be user-friendly and operated without extensive training and are price justified to be in line with health care cost containment policies.


         Current Products

         --      RESPITRACE PLUS, introduced in April 1991, is a small,
         portable, non-invasive, stand-alone patient monitoring unit designed to continuously monitor heart and breathing abnormalities in a variety of environments inside and outside a hospital at an economically viable selling price. It can also be used as a portable battery-powered device during transportation of patients in ambulances and within a hospital from patient rooms to diagnostic areas. The system furnishes digital and analog displays of the electrocardiograph and breath waveforms and interfaces with computer and video display equipment. The Company originally received FDA permission to market Respitrace Plus in October 1989. However, as a result of data collected in field testing, the Company elected to redesign the Respitrace Plus to improve electrical circuitry, patient sensor interface and graphic display. The Company reapplied for FDA marketing permission for the redesigned product in July 1990, received FDA permission to market Respitrace Plus in April 1991 and commenced marketing the product during the fourth quarter of fiscal 1991.

         --      RESPICARDIO CENTRAL, introduced in April 1991, is a system for monitoring the respiratory and cardiac ("ECG") functions of up to eight patients simultaneously from a central station monitor, to which individual Respitrace Plus bedside units are connected. The monitor receives a continuous stream of data from bedside Respitrace Plus monitoring units linked to the central monitor by interconnecting cables or telemetry. Respicardio Central permits detection and classification of cardiorespiratory rhythm disturbances and abnormal cardiac beats. The system operates with a laser printer, and/or an optional integral thermal-paper ECG/Respiration Strip-chart recorder to produce hard copy documentation for later analysis and patient diagnosis. Respicardio Central displays real-time ECG, heart rate, arrhythmia diagnoses, breath waveforms, breath rate, labored breathing index, percent tidal volume, and percent oxygen saturation in clear, precise graphics. Respicardio Central's monitor provides alarms for high or low heart rate; cardiac arrhythmias; high, low, labored or zero breathing; and system function. These audio and visual alarms can be programmed to meet the requirements of individual patients. Nims applied for FDA permission to market the Respicardio Central in July 1990, received FDA permission to market in April 1991, and commenced marketing the product during the fourth quarter of fiscal 1991.

         --      RESPITRENDS, introduced in July 1992, is a medical data
         storage software program which permits real-time reception and storage of Respitrace Plus cardiac and respiratory information for display on the screen of the device. It also generates a variety of reports and trend-plots of patient status. The software program also allows the user to down load RespiTrends from Respitrace Plus to a personal computer for further analysis and report generation. All Respitrace Plus data, including heart, breath, and system values, conditions, and alarms during a 24-hour period or less may be loaded into a personal computer using the RespiTrends software. Time periods from 15 minutes to the full 24 hours for each value, condition and alarm may then be viewed, analyzed, and/or printed. RespiTrends software is user friendly with an intuitive graphical interface. Learning time is minimal and no special knowledge of medical procedures is required to load or print RespiTrends data. Statistical reports and comparison of patient status with normative standards can be viewed and/or printed. To date Respitrends has been offered as an inducement to potential purchasers of the Respitrace Plus system.

         --      RESPI-ECG SIMULATOR, introduced in January 1994, is an all electronic simulator capable of simulating breathing for the rib cage and abdomen channels as inputs to all Respitrace monitors. Additionally, it also has a channel for simulating ECG and heart rate for monitors. The breathing part of the simulator is theoretically correct to produce an exact calibration of breathing waveforms and can produce an apnea at the touch of a button. The ECG section of the simulator is capable of producing two heart rates, allowing a functional check of Bradycardia alarms on monitor heart channels.
         This device is useful to all users of Respitrace Plus products and as such the Company feels it should be attractive to all hospitals that have Respitrace equipment.

         --      RESPITRACE BASIC SYSTEM, was introduced in 1979 as the
         Company's initial product. By placing one Respiband over the thorax and the other over the abdomen, changes in the capacity of the thoracic and abdominal cavities during pulmonary functions are measured and graphically displayed on a recording device. The Company does not currently manufacture or market the Respitrace Basic System directly, but rather has licensed the rights for its manufacture and marketing in the United States, Canada and Japan to a concern owned by a former principal shareholder and executive officer of Nims/FLA and has licensed the rights for its manufacturing and marketing in the entire world except the United States, Canada and Japan to a second concern owned by another former principal shareholder and executive officer of Nims/FLA. Such licenses, which are exclusive, run in perpetuity and for 20 years, respectively, and provide for royalty payments of 25% and 20% of net sales (as defined), respectively. Such entities are also licensed to sell certain other Nims products on a non-exclusive basis in such territories. Pursuant to these license agreements, the Company earned royalties of approximately $21,000, $26,000, and $28,000 during each of the years ended July 31, 1995, 1994, and 1993, respectively.

         --      DISPOSABLE AND ACCESSORIES Nims also markets disposable and accessory items utilized with its products, including the Respiband
         Plus.

         Respitrace Plus has been tested and reviewed by Underwriter's Laboratories ("UL") and approval has been granted to apply the UL mark, which certifies that the product has met UL Standard 544, Safety in Medical and Dental Equipment. Components purchased for the Respicardio Central also carry the UL 544 mark.

         RESPITRACE PT; CHIME STUDY

         In May 1992, Nims was invited to submit a proposal to the National Institutes of Health (the"NIH") to supply home breathing monitors in a multi-center research study of infants prone to SIDS. During the summer of 1992, Nims developed a prototype monitor called Respitrace PT and submitted a proposal. The Respitrace PT detects and alarms for apneas, slowing of heartbeat and other indicators, of the onset of SIDS. In September 1992, the NIH informed Nims that the Company was selected as one of two finalists to supply the apnea monitors for home monitoring of infants participating in a pilot study in the fall of 1992.

         In February 1993, Nims was informed that it had been selected by the Steering Committee of the Collaborative Home Infant Monitoring Evaluation Study ("CHIME") as the vendor to supply 100 Respitrace PT monitors for the study of high risk infants subject to apneas and SIDS, which study is supported by the NIH. In March 1993, Nims and CHIME entered into an agreement to supply the monitors. Delivery of the 100 Respitrace PT monitors to CHIME was completed in July 1993. The agreement also granted to CHIME the option to purchase up to an additional 350 monitors.

         In February 1994 CHIME placed a second order with the Company for an additional 150 Respitrace PT monitors of which 80 monitors were delivered to CHIME as of March 1994 and the balance of 70 monitors were delivery to CHIME in the first quarter of fiscal 1995. No assurance can be given that the total option for 350 additional monitors will be exercised by CHIME or as to the ultimate commercial viability of the Respitrace PT.

         Products Under Development

         The Company has undertaken development of several new products in order to further expand its product line. The principal products under development are as follows:

         --      RESPITRACE PT  is a apnea monitor system developed in
         connection with the CHIME Study proposal described in "General Development of Business" above. The Company applied for FDA 510K permission to market the Respitrace PT as a digonistic package for sleep disorders in adults, children and babies in June 1994.

         --      RESPIEVENTS, also known as the Event Display Program ("EDP"), is a software program for a personal computer ("PC") designed to be used in conjunction with Respitrace Plus. It enables the PC to receive digital information from the Respitrace Plus Digital Interface (RS232 output) and display real- time Respitrace Plus waveforms on the computer screen. It allows storage of Respitrace Plus information on the hard drive of the PC for subsequent display of full fidelity waveforms and derived numerical values and indices. EDP includes tools to manipulate the vertical and horizontal gain displays of waveform information stored on the PC. EDP also includes a subsidiary program called RIPDATA that puts the numerical values of the data files into ASCII format enabling them to be imported into other programs such as spread sheets (e.g., Lotus 123, Quattro Pro, Paradox), databases (e.g., FoxPro, Paradox), and statistical packages (e.g., SigmaPlot) so that numerical and statistical analysis and plots can be carried out.

           RespiEvents transforms the PC into a versatile polygraph recorder for Respitrace Plus information and can be used in any situation where such a recorder might be employed. One application is polysomnography in which apneic/hypopneic events may be classified and sleep stages characterized according to breath waveform patterns. Another is to monitor breath by breath changes in ventilation and breathing pattern during exercise. EDP permits documentation of unusual patterns of breathing and electrocardiographic waveforms, which is particularly useful in documentation of such occurrences in critically ill pulmonary, cardiac, and neurologic patients.

           The Company, based on current market information, believes that the features presented by RespiEvents are of particular importance to clinicians treating not only adult patients with cardiorespiratory and sleep disorders but also in the monitoring of infants both in hospital and at home. In addition, the Company applied for FDA 510K permission to market RespiEvents as a diagnostic package for sleep disorders in adults, children and babies in June 1994.

         --      NIMS INFORMATION SYSTEM, an information system designed to be used in hospital at the bedside, incorporates the elements of a Respitrace Plus along with the RespiEvents program. This system allows continuous monitoring at the bedside with the ability to record and display trends, waveforms and events as they occur. The system can be permanently mounted at the bedside or can be mounted on a cart with wheels for portable use in the ICU and other areas within the hospital. The system includes a 486 microprocessor with a high resolution color display used for waveform and event display and review. Additionally, the microprocessor has Ethernet connection capabilities allowing remote file access and retrieval.

         --      RESPITRACE DC OUTPUT OPTION FOR RESPITRACE PLUS, is a DC
         output option for the Respitrace Plus which allows the continuous monitoring of the baseline associated with breathing. This option was previously in all prior Respitrace equipment but was deleted from the Respitrace Plus. Customer demand has driven the need to add this option to the Respitrace Plus which is implemented by a simple modification that places a switch on the rear panel of the Respitrace Plus that allows the user to choose either AC or DC modes of operation before turning on the monitor.

         --      RESPICVP is a non-invasive method for estimation of central venous pressure. Its accuracy has been validated against invasive central venous catheter measurements. A scientific paper providing details of this measurement has been published in Chest 100:371, 1991. The Company is currently planning refinements to take this technique from the research to the clinical stage in conjunction with the Respicardiograph more fully described below.

         --      RESPICARDIOGRAPH is a system which is designed to monitor and record cardiac signals by placing Respibands around different locations on the chest. This technology depicts left and right ventricular volume curves of the heart and serves as a continuous non-invasive monitor of the mechanical function of the heart. By providing a recording of changes in blood pumped from the heart, it measures changes in cardiac output. In addition, analysis of various points on the ventricular volume curve, provide assessment of systolic (contraction) and diastolic (relaxation) properties of the heart. The Respicardiograph also provides data on regional cardiac motion, which is a key factor in early detection of acute heart attacks. Two scientific papers have already been published on this technology (Chest 99:613, 1991; and 99:896, 1991). The Company believes that the

         Respicardiograph will serve as a low cost, less labor-intensive technology for certain aspects of Doppler-Echo technology, a low cost, less labor-intensive, more easily interpretable technologic, alternative to the echocardiogram for detection of regional myocardial dysfunction due to coronary artery disease, and as a safe low-cost alternative to invasive Swan-Ganz catheter technology for monitoring the status of the pulmonary circulation and heart in critically ill patients, and several papers have been presented at national meetings.

           The Company has developed prototype models of the Respicardiograph system and has continued with refinements to hardware and software which are undergoing testing. Such hardware will allow collection from up to five Respiband Plus transducers simultaneously and eliminate electrical interferences when several Respiband Plus transducers are placed upon the body.

         During the fiscal year ended July 31, 1995, the Company's product development activities were limited by working capital constraints.
Accordingly the Company focused its efforts on lower cost clinically relevant products that could gain rapid FDA 510K permission to market and would have the potential to generate sales in the short term.

         Mount Sinai Medical Center of Greater Miami ("Mount Sinai") has assisted and continues to assist the Company in its development efforts with respect to such products. In consideration therefore, the Company entered into an agreement with Mount Sinai, pursuant to which the Company agreed to pay royalties to such institution based on a percentage of net sales for each of the calendar years 1986 through 1995. Such agreement requires the payment of minimum royalties of $50,000 for each calendar year except 1986, where the minimum was $25,000 and provides for maximum royalties of $150,000 during each remaining year of the term of the agreement. For the years 1989 through 1995, royalties can increase based on a percentage of sales (on an annual sliding scale ranging from 1/4% to 1/2%). Royalties accrued to Mount Sinai by the Company aggregated approximately $50,000 for each of the three years in the period ended July 31, 1995.

         Manufacturing and Sources of Supply

         The Company's products are assembled utilizing a variety of off-the-shelf components available from a variety of sources, as well as custom components, such as printed circuit boards and software fabricated to Company specifications. In order to reduce manufacturing costs for new products, the Company entered into purchase agreements with various non-affiliated third parties to manufacture boards for the Respitrace Plus and Respitrace PT units. The Company provides the specifications for the manufacture of the boards and monitors their assembly. The Company then provides sub assembly, top assembly, and all stages of testing of the product at its facility in Miami Beach. The Company has also entered into a purchase agreement with another third party to co-produce the software for the Respicardio Central. The final products are approved, packaged, and shipped from the Company's facility in Miami Beach.

         When necessary, the Company installs its products, instructs the customer's employees in their operation and provides ongoing service. The Company's new products are generally warranted for a one year period. The Company has not encountered material warranty costs or service problems to date.

         Because the manufacture of its products generally entails only assembly from its component inventory, the Company has generally been able to fill customer orders within 30 to 45 days of receipt. Accordingly, to date, backlog has not been a material factor in its operations. At July 31, 1995, the Company had no material backlog.

         Marketing and Sales

         Marketing efforts are directed to hospitals and other health care facilities such as outpatient surgical units, sleep disorder centers, home health care monitoring services, research facilities and governmental agencies well as to health care professionals such as pulmonary and critical care physicians, anesthesiologists, respiratory therapists, hospital administrators and directors of home health care agencies.

         - - STRATEGIC MARKETING ALLIANCE The Company's lengthy ongoing attempts at establishing an appropriate strategic marketing alliance with another concern capable of effecting sales of Nims products culminated in August 1994 with the Company entering into a one year exclusive marketing agreement with SMC. Under the agreement, SMC serves as the exclusive world-wide distributor for Nims existing products. SMC has the right of first refusal to market future Company products. SMC is a privately held medical electronics company that produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics, and life support. SMC has over 30 years experience in the medical device industry. With research and manufacturing facilities located in Yorba Linda, California and Bilthoven, The Netherlands, its latest technical developments include infant pulmonary function systems, high frequency oscillatory ventilators, disposable pulse oximeter sensors, and automated diagnostic sleep monitoring equipment. SMC distributes through 35 direct representatives in the United States, Benelux, United Kingdom, France and Germany, and uses 50 dealers in other countries. The one year marketing

         Agreement expired July 31, 1995. The marketing agreement was renegotiated with SMC and extended through August 1997. The renegotiated marketing agreement provides for SMC to purchase certain quantities of product during its term. Pursuant to the marketing agreement, SMC purchases at a discount of 30% to 50% of NIMS published list price.

         - - NIH CHIME STUDY, the Company is participating in the NIH CHIME Study as discussed above. The Company is engaged with technical involvement and participation in the CHIME Study as a non-voting member at regular CHIME Steering Committee meetings and discussions dealing with this multi-center study.

         - - REFERENCE SITE PROGRAM, the Company has three designated hospitals in the United States and two in Canada as part of its Reference Site Program. Agreements call for these selected medical facilities to;
         1) serve as host for potential customer visits and 2) call for the medical staff involved at each facility to analyze and report on information derived from clinical use of the Respitrace Plus and Respicardio Central products. Each Reference Site received one Respicardio Central and eight Respitrace Plus units without charge during 1991. These Reference Sites are also available as demonstration sites for the products. Of the three United States sites, two are located at Mount Sinai in Miami Beach, Florida. The two Canadian Reference Sites have been established in separate hospitals with one in Montreal and Toronto.


The total number of Company products, by type, sold during fiscal years ended July 31, 1995 and 1994 are as follows:

                                     Year Ended July 31,
                                    ----------------------
                                       1995      1994
                                       ----      ----
         PRODUCTS
         --------
         Respitrace Plus...............    172       53
         Respicardio Central...........      3        0
         Respitrends ..................      9 *      0 *
         Respitrace PT ................     82 **    81 **
         Respitrace PT Base Station ...      0        0
         Respi-ECG Simulator ..........     34       10
         ------------

         * Respitrends was made available for marketing in April 1992 and has been offered as an inducement to potential purchasers of the Respitrace Plus System.
         ** Represents CHIME Study sales for research purposes.

         Sales of the Company's products, exclusive of royalties from the license of the Respitrace Basic System, aggregated approximately $1,632,000 and $936,000 during the years ended July 31, 1995 and 1994 respectively.

         Sales to Mount Sinai aggregated approximately $58,000 and $169,000 (approximately 4% and 18% of sales) during the years ended July 31, 1995 and 1994 respectively. Sales to CHIME, a non-affiliated customer, were approximately $436,000 and $354,000 (approximately 27% and 38% of sales) during the years ended July 31, 1995 and 1994 respectively. Sales to SMC were approximately $861,000 (approximately 52% of sales) during the year ended July 31, 1995. Except for the foregoing customers, no other customer accounted for 10% or more of the Company's revenues during such fiscal years. Management believes that as a result of the marketing agreement with SMC, the Company is currently dependent upon SMC as its single customer for the Company's current products.

         Government Regulation

         Manufacturers of medical devices are subject to extensive regulation by various federal and state government entities relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Under FDA regulations, most new medical products are subject to FDA Pre-marketing Approval Requirements and, therefore, are required to undergo extensive and rigorous testing prior to their regulatory approval for commercial marketing. Such testing is typically time consuming and expensive. Because, however, the Company's proposed products are modified forms of devices previously cleared by the FDA under the less onerous "Section 510(k)" procedures, the Company expects that it will be able to market its new products based on an FDA-issued 510K submittal letter of equivalence. Such letter may usually be obtained in three to twelve months. However, there is no assurance that this will occur.

         The Company received the required FDA permission to market the original version of Respitrace Plus in 1989. The Company applied for FDA permission to market the redesigned Respitrace Plus, Respicardio Central and Respiband Plus products in July 1990 via a Section 510(k) notification. The Company received the required FDA permission to market the Respitrace Plus, Respicardio Central and Respiband Plus in April 1991. In June 1994, the Company filed applications with the FDA for permission to market Respitrace PT and Respi Events - EDP which were products under development during fiscal years 1994 and 1995. No assurance can be given that any application for such permission to market will be made or, if made, that it will be cleared by FDA. The failure by the Company to obtain necessary regulatory approvals, whether on a timely basis, or at all, would have a material adverse effect on the business and financial condition of the Company.

         In addition, Company manufacturing facilities are required to continue to comply with "good manufacturing practices" regulations established by the FDA with respect to manufacturing processes, facilities, and record keeping.

         The Company cannot predict the extent to which it may be affected by legislative and other regulatory developments concerning its products and the health care field generally. The Company is dependent on obtaining timely authorizations from the FDA before marketing its products, and such authorizations may be subject to unforeseen delays. The Company's facilities and products will continue to be inspected from time to time by the FDA, which has the power, through the courts, to halt operations of noncomplying manufacturers. Any halting of operations could have a material adverse effect on the operations of the Company.

         Patents and Trademarks

         The Company currently holds fifteen United States and eight foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional two United States and six foreign patents. During fiscal year ending July 31, 1995, the Company abandoned one United States patent and stopped application of one United States and three foreign patent applications due to cost constraints. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company's technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

                                  Number of Patents                 Expiration
                          Domestic                 Foreign             Date
                          --------                 -------             ----
                                                      2                1997
                             1                                         1999
                             1                                         2000
                             2                                         2001
                                                      2                2004
                             1                                         2005
                             4                        1                2006
                                                      2                2007
                             2                                         2008
                             1                                         2009
                             1                                         2010
                             2                        1                2011
                           ---                       --
                            15                        8

         With respect to its present and proposed product line the Company has nine trademarks and trade names which are registered in the United States and thirteen which are registered in several foreign countries, including the Company's principal trademark.

         Competition

         The Company competes with several concerns which manufacture and market non-invasive respiratory monitoring devices, including Healthdyne Corporation, Hewlett Packard and Spacelabs, all of which are larger, have longer operating histories and have financial and personnel resources far greater than those of the Company. Management believes, however, that it effectively competes with such concerns based upon; 1) rapid prototype of products under development, 2) shortened time to market, prior regulatory approval record, 3) aggressive pricing policies, 4) clinical relevance of information provided to health care givers and 5) health care cost reductions afforded purchasers of the Company's products.

         Employees

         The Company currently employs approximately thirteen employees on a full-time basis including its executive officers. Five are engaged in general and administrative duties, Four in research and development, and four in product assembly. The Company believes that its employee relations are good.

         D.  Financial Information About Foreign and Domestic
             Operations and Export Sales.

         Sales to foreign distributors of the Company's products aggregated approximately $21,000 and $44,000 (approximately 2% and 5% of sales) during the years ended July 31, 1995 and 1994 respectively.

ITEM 2.  PROPERTIES.

         As of September 1994 the Company had reduced its occupied space from approximately 8,000 square feet to approximately 6,000 square feet at 1840 West Avenue, Miami Beach, Florida, which houses its executive offices, assembly and research facilities. Such space is leased on a month-to-month basis from a non-affiliated party at an annual rental of approximately $31,000. The Company believes that its facilities are adequate for the Company's production, research and administrative needs in the near future.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings which are currently pending or, to the Company's knowledge, contemplated against the

Company to which it is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         A. Market Information.

         Until October 12, 1994, the Company's Common Stock was quoted on the NASDAQ Small-Cap Market under the symbol NIMU. Effective October 12, 1994, the Common Stock was delisted from NASDAQ for failure to meet minimum bid price criteria. The Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board.

         The high and low prices for the Common Stock, as reported by Dow Jones Tradeline for each calandar quarter during the last two fiscal years were as follows:


         Quarter Ended              High           Low
         -------------             -----           ---
         September 30, 1993           $  3-3/8      $  2-1/4
         December 31, 1993               2-5/8         15/16
         March 31, 1994                  1-3/8           5/8
         June 30, 1994                   1-1/8          5/16
         September 30, 1994              15/16           1/4
         December 31, 1994                 3/8          9/32
         March 31, 1995                    3/8          3/16
         June 30, 1995                     1/4         11/64


         The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

         B. Holders.

         At October 16, 1995 there were approximately 2,125 holders of record of the Common Stock.

         C. Dividends.

         The Company has not paid any dividends on its capital stock since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends depends on the factors as the Board of Directors deems relevant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations.

          Fiscal 1995 Compared to Fiscal 1994

         The Company's net income for fiscal 1995 was approximately $11,000 as compared to a net loss of approximately $927,000 for fiscal 1994. For fiscal 1995, net sales were approximately $1,632,000 as compared to approximately $936,000 in fiscal 1994. This increase in sales of approximately $696,000 is a result of increased sales to SMC pursuant to the marketing agreements discussed above and Company direct sales of Respitrace PT units to the NIH CHIME Study.

         Cost of goods sold expressed as a percentage of net sales was approximately 44% for fiscal 1995 compared to 75% in fiscal 1994. The decrease is due to increased sales of Respitrace Plus units and decreased sales of Respitrace PT units to the NIH CHIME Study; gross margins are higher for the Respitrace Plus as compared to the Respitrace PT units sold to the NIH CHIME Study.

         Operating expenses were approximately $830,000 for fiscal 1995 compared to $1,121,000 in fiscal 1994. The decrease of approximately $291,000 over fiscal 1994 is a result of continued operational downsizing due to cash constraints as described in "Liquidity and Capital Resources" below. Selling and distribution expenses were approximately $67,000 lower in fiscal 1995 as compared to fiscal 1994, also due to the continued operational downsizing of the sales department as a result of the SMC marketing Agreements. General and administrative expenses were approximately $158,000 lower in fiscal 1995 as compared to fiscal 1994 due to lower operating expense and a reduction of employee benefits. Research and development expenses were approximately $65,000 lower in fiscal 1995 as compared to fiscal 1994 due to reduced expenses incurred during the development of the prototype monitor Respitrace PT in connection with the NIH CHIME study. In addition, interest expense decreased approximately $61,000 due to lower outstanding debt during fiscal 1995 as compared to fiscal 1994.

         Other - net includes expenses of $70,000 relating to the search for a marketing partner and a proposed business combination that was not consummated. It also includes income of $48,000 resulting from elimination of a prior period accrual that was determined to be unnecessary.

          Liquidity and Capital Resources

         As of July 31, 1995, Nims primary sources of working capital were revenues from operations and proceeds from a private offering of Common Stock, as described below.

         Working capital at July 31, 1995 was $743,000 as compared to $630,000 at July 31, 1994. During the fiscal year ended July 31, 1994, the Company continued to incur operating losses and negative cash flow. In order to maintain operations, the Company raised approximately $250,000 during fiscal 1994 from a private offering of Common Stock as described below.

         Ongoing working capital constraints have dictated that the Company continue to downsize operations through implementation of personnel and operational expense reductions while limiting other operational expenditures to new product development activities which have the potential to generate revenue in the short term.

         As a result of working capital constraints, the Company focused its limited resources on the following areas of activity during fiscal 1995. These areas included: 1) in connection with the NIH CHIME study vendor of choice production, shipment, technical involvement and participation as a non-voting member to regular CHIME Steering Committee meetings 2) servicing the product marketing agreement with SMC as described above, 3) manufacture and sale of current products, including disposable items such as Respiband Plus and 4) the submission of 510K applications to the Food and Drug Administration (FDA) for permission to market Respitrace PT and RespiEvents as a diagnostic package for sleep disorders in adults, children and babies. The Company expects to continue efforts on these areas of activity during fiscal 1996, each of which being more fully described in the "General Development of Business" section above.

         Cash used in operating activities during fiscal 1995 was approximately $50,000 compared to $156,000 during fiscal 1994. The decrease in cash used in operating activities in fiscal 1995 is primarily attributable to a decrease of approximately $938,000 in the Company's net loss. In addition, operating assets (net of liabilities) were increased by approximately $250,000 in 1995 (principally a reduction in customer deposits), while they were reduced by $500,000 in 1994 (principally a reduction of inventories and receipt of customer deposits), and non-cash charges were $69,000 lower in 1995.

         Cash used in investing activities in fiscal 1995 and 1994 was approximately $92,000 and $27,000, respectively. Investing activities consist primarily of purchases of marketable securities, plant and equipment and costs for patents.

         Cash provided by financing activities was approximately $35,000 in fiscal 1995 and $446,000 in fiscal 1994. Cash provided by financing activities in fiscal 1994 was received from the proceeds of a private offering of Common Stock and an increase in notes payable.

         The report of independent auditors on financial statements at and for the two years ending July 31, 1995, contains an explanatory paragraph raising substantial doubt of the ability to continue as a going concern. Note 2 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. Management believes that sales resulting from the renegotiated marketing agreement with SMC will generate sufficient cash flows to meet working capital needs and continue for the fiscal year ending July 31, 1996. No assurance can be given that such assumptions will prove to be correct, that the Company will not require additional financing during the current fiscal year or as to availability of terms of any such financing required. Failure to secure adequate financing, if and when needed, would have a material adverse effect on operations.


ITEM 7.   FINANCIAL STATEMENTS.

         The response to this item is submitted in a separate section of this report, beginning at page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in accountants during the 24 months prior to July 31, 1995.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

         The current directors and executive officers of the Company are as follows:

                 Name                                       Age              Position
                 ----                                       ---              --------
         Marvin A. Sackner, M.D.           63      Chairman of the Board, Chief Executive Officer and Director

         Richard L. Dougherty              50      President, Chief Operating Officer and


                                                            Director

         Herman L. Watson                          49       Vice President Research and Development and Director

         Ruth Sackner                              59       Secretary and Director

         Gerard Kaiser, M.D.                       63       Director

         Morton J. Robinson, M.D.                  63       Director

         Stanley C. Sackner, D.O.                  59       Director

         Edward Shapiro                            81       Director



         MARVIN A. SACKNER, M.D. was elected to his positions with the Company in November 1989, upon the Company's acquisition by merger (the "Merger") of all of the capital stock of Non-Invasive Monitoring Systems, Inc, a privately held Florida corporation ("Nims/Fla"). Dr. Sackner co-founded Nims/FLA in 1977 and was the Chairman of the Board from 1981 until October 1989 and Chief Executive Officer from 1985 until the Merger. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami
Beach, Florida. From 1973 to 1986, Dr. Sackner was consultant to Key Pharmaceutical, Inc. and has been a consultant to the Sherwood Medical Division of American Home Products and Schering-Plough Corporation since 1986. Dr. Sackner was the President of the American Thoracic Society from 1979 to 1980 and was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980.


         RICHARD L. DOUGHERTY was elected to his positions with the Company in November 1989, upon the consummation of the Merger. From 1985 until the Merger, Mr. Dougherty was the President and Chief Operating Officer of Nims/FLA. From 1981 to 1985 Mr. Dougherty was the Assistant Director of Mount Sinai and prior thereto worked in various other capacities at Mount Sinai.

         HERMAN L. WATSON was elected to his positions with the Company in November 1989, upon the consummation of the Merger. Mr. Watson co-founded Nims/FLA in 1977. From 1977 until the Merger Mr. Watson was a Director of Nims/FLA and from 1985 until the Merger he has been its Vice President of Research and Development.

         RUTH SACKNER was elected a Director of the Company in November 1989 upon completion of the Merger. Mrs. Sackner was a Director of Nims/FLA from 1986 until the Merger. Mrs. Sackner is an Overseer of the Library Committee at the University of Pennsylvania and

Trustee, Wolfsonian Foundation, Miami Beach, FL.

         GERARD KAISER, M.D. was elected a Director of the Company in November 1989 upon completion of the Merger. From 1988 until the Merger, Dr. Kaiser was a Director of Nims/FLA. Since 1971, he has been at the University of Miami School of Medicine and presently serves as Deputy Dean for Clinical Affairs and Daughtry Professor of Cardiothoracic Surgery. He also serves as Senior Vice President for Medical Affairs at Jackson Memorial Hospital.

         MORTON J. ROBINSON, M.D. was elected a Director of the Company in November 1989 upon completion of the Merger. Dr. Robinson was a Director of Nims/FLA from 1986 until the Merger. For at least the past 5 years, Dr. Robinson has been a Director of the Department of Pathology and Laboratory Medicine at Mount Sinai.

         STANLEY C. SACKNER, D.O. was elected a Director of the Company in November 1989 upon completion of the Merger. Dr. Sackner was a Director of Nims/FLA from 1986 until the Merger. Dr. Sackner is on staff of Department Anesthesiology at Memorial Hospital in Union, New Jersey.

         EDWARD SHAPIRO was elected a Director of the Company in November 1989 upon completion of the Merger. Mr. Shapiro was a Director of Nims/FLA from 1987 until the Merger. From 1969 to the present, Mr. Shapiro has been a private real estate investor. From 1950 until 1981, he was a Director and President of several divisions of Maryland Cup Corporation. From 1979 until 1982, Mr. Shapiro was the Chairman of the Board of Directors of Mount Sinai.

         Ruth Sackner and Dr. Stanley C. Sackner are Marvin A. Sackner's spouse and brother, respectively.

         Directors of the Company hold their offices until the next annual meeting of the Company's shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. Other than an Audit and Legal Committee consisting of Edward Shapiro, Gerard Kaiser and Ruth Sackner and a Compensation and Stock Option Review Committee consisting of Marvin A. Sackner and Morton J. Robinson, there are no committees of the Board of Directors.

         Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's shareholders and until their successors have been chosen and qualified.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executives officers and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the year ended July 31, 1995, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION.

         A. Summary Compensation Table.

         The following compensation table sets forth, for the fiscal years ending July 31, 1995 and 1994, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO"). No other current executive officer had an annual salary and bonus in excess of $100,000 during any such years:

                                                             Other Annual
                                                    Salary   Compensation
Name and Principal Position       Year             ($) (1)       ($)
---------------------------       ----             -------       ---
Marvin A. Sackner
Chairman of the Board, and
Chief Executive Officer           1995                -0-           --
                                  1994                -0-           --
--------------

(1) Due to the Company's fiscal constraints and in order to assist the Company in conserving cash flow Dr. Sackner waived all the compensation due to him in fiscal 1995 and 1994.

         B.      Employment Agreements.

                   None

         C.      Other Compensation.

                   None

         D.      Compensation of Directors.

         Directors of the Company are not compensated for services as such, although all Directors are reimbursed for travel and lodging expenses in connection with attendance at meetings of the Board of Directors.

         E.      Termination of Employment and Change of Control
                 Arrangement.

                 None

   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS


The following table sets forth certain information regarding NIMS' Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on October 16, 1995 and giving effect to the Exchange Offer, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:


                                                                No. of Shares of Series          No. of Shares
                             No of Shares of                    C Convertible                    of Voting         Percentage
Name and Address             Common Stock       Percentage of   Preferred Stock     Percentage   Securities        of
or Identity of Group         Beneficially       Beneficial      Beneficially        of Class     Beneficially      Beneficial
                             Owned (1)          Ownership       Owned                            Owned (1)         Ownership

----------------------------------------------------------------------------------------------------------------------------
Marvin A. Sackner, M.D.      3,352,634 (2)      27.0%           36,855.92 (2)       59.4%        3,389,489.92 (2)       27.1%
1840 West Avenue
Miami Beach,Florida 33139

Richard L. Dougherty         108,659 (3)        *               2,023.19 (3)        3.3%         110,682.19 (3)         *
1840 West Avenue
Miami Beach, Florida 33139

Herman L. Watson             358,791 (4)        2.9%            3,475.81 (4)        5.6%         362,266.81 (4)         2.9%
1840 West Avenue
Miami Beach, Florida 33139

Morton J. Robinson, M.D.     76,159 (5)         *               1,073.19 (5)        1.7%         77,232.19 (5)          *
1840 West Avenue
Miami Beach, Florida 33139

Ruth Sackner                 3,352,634 (2)      27.0%           36,855.92 (2)       59.4%        3,389,489.92 (2)       27.1%
1840 West Avenue
Miami Beach, Florida 33139

Stanley C. Sackner, D.O.     249,909 (6)        2.0%            1,198.19 (6)        1.9%         251,107.19 (6)         2.0%
1840 West Avenue
Miami Beach, Florida 33139

Edward Shapiro               26,250 (7)         *               525.00 (7)          *            26,775.00 (7)          *
1840 West Avenue
Miami Beach,Florida 33139

Gerard Kaiser, M.D.          4,875 (8)          *               75.00 ( 8)          *            4,950.00 (8)           *
1840 West Avenue
Miami Beach, Florida 33139

All executive officers and   4,177,277 (2)-(8)  33.6%           45,226.30 (2)-(8)   72.9%        4,222,437.30 (2)-(8)   33.8%
Directors as a group
(8 persons)

----------------------------------
* Less than 1%


ITEM 11.     CONTINUED


(1) Does not include shares of Common Stock issuable upon conversion of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time, in whole or in part, into 25 shares of Common Stock upon payment of a conversion premium of $4.20 per share of Common Stock. Holders of Series C Convertible Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Convertible Preferred Stock, on a share-for-share basis as a single class, on all matters except as otherwise required by law.

(2) Represents securities held by Dr. Marvin A. Sackner, Ruth Sackner, his spouse, and a pension trust established in connection with Dr. Marvin
         A. Sackner's medical practice. Does not include securities held by or for the benefit of the children of Dr. and Mrs. Sackner, in which securities they disclaim beneficial ownership.

(3) Includes securities held individually by Mr. Dougherty's spouse, securities held jointly with his spouse and securities held in trust for Mr. Dougherty's minor children.

(4)      Includes 5,000 shares of Common Stock held by Mr. Watson's spouse.

(5) Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson's medical practice. Does not include securities held by trust established for the benefit of Dr. Robinson's children, in which securities he disclaims beneficial ownership.

(6) Includes shares of Common Stock held by a pension plan established in connection with Dr. Stanley Sackner's medical practice and securities held jointly by Dr. Sackner and his spouse.

(7)      Includes securities held jointly by Mr. Shapiro and his spouse.

(8)      Includes 2,000 shares of Common Stock held by Dr. Kaiser's spouse.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 None




                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

          (a). Exhibits
               --------

               Exhibit No.                                     Description of Exhibits
               -----------                                     -----------------------

                   3(a)                      -  Articles of Incorporation, as amended(1)

                    (b)                      -  By-Laws, as amended(2)

                   4(a)                      -  Form of Certificate evidencing shares of Common Stock(3)

                10  (a)                      -  Royalty Agreement dated  September 16, 1986 between Non-
                                             Invasive Monitoring Systems, Inc. and Mount Sinai Medical
                                             Center of Greater Miami, Inc. (4)

                    (b)                      -  Subsidiaries of the Company (2)

                    (c)                      -  Revised SMC Agreement

                  27                         -  Financial Data Schedule (for SEC use only)
--------------

         (1) Included as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1989 and are incorporated herein by reference.

         (2) Included as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.

         (3) Included as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.

         (4) Included as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 33-28388) and incorporated herein by reference.

                 (b).  Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.


Dated:  October 25, 1995                   By:/S/ Marvin A. Sackner
                                              ---------------------
                                              Marvin A. Sackner,
                                              Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         Signatures                                 Title                                  Date
         ----------                                 -----                                  ----
         /S/ Marvin A. Sackner                  Chairman of the Board, Chief         October 25, 1995
         ---------------------                  Executive Officer and Director
         MARVIN A. SACKNER

         /S/ Richard Dougherty                  President, Chief Operating Officer   October 25, 1995
         ---------------------                  and Director
         RICHARD L. DOUGHERTY

         /S/ Herman L. Watson                   Vice President of Research and       October 25, 1995
         --------------------                   Development and Director
         HERMAN L. WATSON

         /S/ Morton J. Robinson                 Director                             October 25, 1995
         ----------------------
         MORTON J. ROBINSON

         /S/ Ruth Sackner                       Director and Secretary               October 25, 1995
         ----------------
         RUTH SACKNER

         /S/ Stanley C. Sackner                 Director                             October 25, 1995
         ----------------------
         STANLEY C. SACKNER



      /S/ Edward Shapiro   Director           October 25, 1995
      ------------------
      EDWARD SHAPIRO

      /S/ Gerard Kaiser    Director           October 25, 1995
      -----------------
      GERARD KAISER


                  Audited Consolidated Financial Statements

           Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                     Years ended July 31, 1995 and 1994
                     with Report of Independent Auditors

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                              Form 10-KSB-Item 13
                         Index to Financial Statements


                                    CONTENTS


The following consolidated financial statements of Non-Invasive Monitoring Systems, Inc. and subsidiaries are included in Item 7:

    Consolidated Balance Sheet--July 31, 1995

    Consolidated Statements of Operations--Years ended July 31, 1995 and 1994

    Consolidated Statements of Stockholders' Equity--Years ended July 31, 1995 and 1994

    Consolidated Statements of Cash Flows--Years ended July 31, 1995 and 1994

    Notes to Consolidated Financial Statements--July 31, 1995

[LOGO]              - CERTIFIED PUBLIC ACCOUNTANTS     - Phone: 305 358 4111
ERNST & YOUNG LLP     Suite 3900
                      200 South Biscayne Boulevard
                      Miami, Florida 33131-5313


               Report of Independent Certified Public Accountants


The Board of Directors and Shareholders
Non-Invasive Monitoring Systems, Inc.

We have audited the consolidated financial statements of Non-Invasive Monitoring Systems, Inc. and subsidiaries listed in the accompanying index to financial statements (Item 13). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 13) present fairly, in all material respects, the consolidated financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries at July 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Non-Invasive Monitoring Systems, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company incurred operating losses in prior years and continues to have negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the possible inability of the Company to continue as a going concern.


                                                        /s/ ERNST & YOUNG LLP


Miami, Florida
October 9, 1995

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                AT JULY 31, 1995


ASSETS
Current assets:
    Cash and cash equivalents                                     $    189,769
    Accounts and royalties receivable                                  108,752
    Inventories                                                        623,575
    Prepaid expenses and other current assets                           42,539
                                                                  ------------
Total current assets                                                   964,635

Plant and equipment:
    Furniture and equipment                                            608,070
    Leasehold improvements                                              15,730
                                                                  ------------
                                                                       623,800
    Less accumulated depreciation and amortization                    (509,925)
                                                                  ------------
                                                                       113,875



Other assets:
    Deferred software production costs, net of
         accumulated amortization of $357,704                          127,606
    Patent costs, net of accumulated amortization
         of $107,537                                                   238,066
                                                                  ------------
                                                                       365,672
                                                                  ------------
                                                                  $  1,444,182
                                                                  ============

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                                At July 31, 1995


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Customer deposit                                                   $     12,983
    Accounts payable                                                         63,604
    Accrued expenses                                                         99,110
    Royalties payable to related party                                       45,267
                                                                       ------------
Total current liabilities                                                   220,964

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Convertible Preferred Stock, $1.00 par value,
         1,000,000 shares authorized:
           Series B - 100 shares issued and outstanding
              (liquidation preference of $100 per share,
              aggregating $10,000)                                              100
           Series C - 62,048 shares issued and outstanding                   62,048
    Common Stock, $.01 par value, 100,000,000 shares
         authorized, 12,439,729 issued and outstanding                      124,398
    Additional paid-in capital                                           10,693,126
    Accumulated deficit                                                  (9,656,454)
                                                                       ------------
                                                                          1,223,218
                                                                       ------------
                                                                       $  1,444,182
                                                                       ============

See accompanying notes.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                  YEARS ENDED JULY 31
                                                                 1995             1994
                                                             -----------------------------
Net sales                                                      $1,632,247      $   936,415
Less:
   Cost of goods sold                                             714,359          702,583
   Amortization of software production costs                       90,000           90,000
                                                             -----------------------------
                                                                  804,359          792,583
                                                             -----------------------------
                                                                  827,888          143,832

Operating expenses:
   Selling and distribution                                       150,157          217,677
   General and administrative                                     349,487          507,974
   Research and development                                       330,662          395,361
                                                             -----------------------------
                                                                  830,306        1,121,012
                                                             -----------------------------
Loss from operations                                               (2,418)        (977,180)

Other (expense) income:
   Interest expense                                               (17,005)         (78,464)
   Interest income                                                 15,105           60,726
   Royalties                                                       19,600           40,385
   Other - net                                                     (4,212)          27,386
                                                             -----------------------------
                                                                   13,488           50,033
                                                             -----------------------------
Net income (loss)                                            $     11,070      $  (927,147)
                                                             =============================

Average common shares outstanding                              12,439,729       10,843,154
                                                             =============================

Income (loss) per common share                                     $ 0.00           $(0.09)
                                                             =============================


See accompanying notes.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity




                                  CONVERTIBLE      COMMON STOCK
                                PREFERRED STOCK    ------------                ADDITIONAL
                                ---------------      NUMBER OF                   PAID IN      ACCUMULATED
                               SERIES B  SERIES C     SHARES        AMOUNT       CAPITAL        DEFICIT
                               --------------------------------------------------------------------------
Balance at July 31, 1993           100    62,048     10,689,729     $106,898   $10,460,626    $(8,740,377)
  Private offering of Common
    Stock                            -         -      1,750,000       17,500       232,500              -
  Net loss for the year              -         -              -            -             -       (927,147)
                                   ----------------------------------------------------------------------
Balance at July 31, 1994           100    62,048     12,439,729      124,398   $10,693,126    $(9,667,524)
  Net income for the year            -         -              -            -             -         11,070
                                   ----------------------------------------------------------------------
Balance at July 31, 1995           100    62,048     12,439,729     $124,398   $10,693,126    $(9,656,454)
                                   ======================================================================


See accompanying notes.

            Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows


                                                                            YEARS ENDED JULY 31
                                                                      --------------------------------
                                                                           1995              1994
OPERATING ACTIVITIES
Net income (loss)                                                     $      11,070       $   (927,147)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                           178,949            206,461
    Write down of patent costs                                               16,056             57,420
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts and royalties receivable               (32,585)           315,486
     Decrease in inventories                                                 62,446            102,826
     (Increase) decrease in prepaid expenses and other current assets       (25,361)            19,256
     (Decrease) increase in customer deposits                              (188,647)           201,630
     (Decrease) in accounts payable and accrued expenses                    (71,919)          (132,289)
                                                                      --------------------------------
Net cash used in operating activities                                       (49,991)          (156,357)


INVESTING ACTIVITIES
Purchases of plant and equipment                                            (61,405)           (33,151)
Patent costs                                                                (30,923)           (35,431)
Proceeds from sale of marketable securities                                       -             42,000
Net cash used in investing activities                                   ------------------------------
                                                                            (92,328)           (26,582)


FINANCING ACTIVITIES
Proceeds from sale of restricted certificate of deposit                   2,000,000                  -
Proceeds from (payments of) bank borrowings                              (1,965,000)           195,500
Net proceeds from exercise of stock options
  and stock purchase warrants and private
  offerings of Common Stock                                                      --            250,000
                                                                        ------------------------------
Net cash provided by financing activities                                    35,000            445,500
Net (decrease) increase in cash and cash                                ------------------------------
  equivalents                                                              (107,319)           262,561
Cash and cash equivalents at beginning
  of period                                                                 297,088             34,527
Cash and cash equivalents at end of                                     ------------------------------
  period                                                                $   189,769      $     297,088
                                                                        ==============================

See accompanying notes.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 July 31, 1995



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONSOLIDATION

The consolidated financial statements include the accounts of Non-Invasive Monitoring Systems, Inc. (the "Company") and its wholly-owned subsidiary, Non-Invasive Monitoring Systems of Florida, Inc. ("NIMS, FL"), and Respitrace Corporation, the wholly-owned subsidiary of NIMS, FL. All significant intercompany balances have been eliminated in consolidation. Respitrace Corporation did not have any operations during the 1995 or 1994 fiscal years.

The Company is engaged in the manufacturing, sale and service of computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed upon the body's surface. The Company holds patents on these devices. The Company also sells peripheral equipment and disposable supplies for these devices that are manufactured by other companies.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

PLANT AND EQUIPMENT

Plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: three to five years for furniture and equipment, and three years or the lease term, if shorter, for leasehold improvements.

PATENTS

Costs incurred in applying for and defending patents are capitalized and amortized on the straight-line method over the estimated useful lives of the patents.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE PRODUCTION COSTS

The Company defers certain software production costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("FAS 86"). Capitalization of software production costs begins upon the establishment of technological feasibility as defined in FAS 86. Software production costs incurred prior to establishing technological feasibility are charged to research and development expense in the period incurred.

The Company has established technological feasibility for certain products under development. The establishment of technological feasibility and the ongoing assessment of recoverability of deferred software production costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

Amortization of deferred software production costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of five years is assigned to deferred software production costs.

INCOME TAXES

Net operating loss carryforwards for income tax purposes at July 31, 1995 amount to approximately $8,600,000 and expire between 1999 and 2009.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting amounts and amounts used for income tax purposes and of net operating loss carryforwards. The deferred tax liability has been reduced by the net operating loss carryforwards and a valuation allowance equal to the net deferred tax asset has been established. Consequently, there is no deferred income tax charge or credit provided in the accompanying financial statements. Significant components of the Company's deferred tax assets and liabilities as of July 31, 1995 are as follows:

     Deferred tax assets:
        Net operating loss carryforwards                                    $3,248,000
        Other                                                                   62,000
                                                                            ----------
     Total deferred tax assets                                               3,310,000

     Deferred tax liability:
        Depreciation and amortization                                           42,000
                                                                            ----------
     Net deferred tax asset                                                  3,268,000
     Valuation allowance for net deferred tax asset                         (3,268,000)
                                                                            ----------
     Net deferred tax asset                                                 $        -
                                                                            ==========

During the year ended July 31, 1995, the valuation allowance for net deferred tax asset increased by $324,000.

WARRANTIES

The Company's warranty policy provides for a one year coverage against defects. In the opinion of management, warranty costs will not be material. Accordingly, no provision for warranty costs has been recorded.

REVENUE RECOGNITION

The Company recognizes revenue when products are shipped. If installation is required as a condition of sale, revenue is recognized when the installation has been completed.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER COMMON SHARE

Income (loss) per Common Share has been calculated based upon the weighted average number of shares outstanding each year. Although they are deemed Common Stock equivalents, outstanding options are not considered because they would be anti-dilutive or have no effect. Conversion of convertible preferred stock has not been considered in the calculation of loss per common share because the conversions would be anti-dilutive or would have no effect.

2. OPERATIONS

As shown in the accompanying financial statements, the Company incurred operating losses in prior years and continues to have negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the last few years, the Company downsized operations by implementing a series of personnel, salary, and work schedule reductions and has limited research and development activities to projects which have the potential for generating revenues in the short term. The Company has also curtailed direct marketing efforts.

During fiscal 1994, the Company established a strategic alliance with SensorMedics Corp. ("SensorMedics") to undertake marketing of the Company's products. This alliance resulted in significantly higher revenues in fiscal 1995.

Effective October 1, 1995, the Company entered into an agreement extending this alliance for an additional two years. Under the terms of this agreement, the Company has granted exclusive worldwide distribution rights (as defined) for certain products. In return, SensorMedics must purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. The Company also continues to seek FDA approval for general distribution of its Respitrace PT product. However, such approval has not yet been granted. Revenues from this product in 1996 are dependent on both timely FDA approval and market acceptance of the product.

Management believes that the sales resulting from this agreement will generate sufficient cash flows to meet working capital needs and continue operations for the fiscal year ending July 31, 1996.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

2. OPERATIONS (CONTINUED)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classifications of liabilities that might result from the possible inability of the Company to continue as a going concern.

3. INVENTORIES

Inventories at July 31, 1995 consisted of the following:

    Raw materials and purchased components                              $ 217,353
    Work-in-process                                                       266,324
    Finished goods                                                        139,898
                                                                        ---------
                                                                        $ 623,575
                                                                        =========

4. RELATED PARTY TRANSACTIONS

The Company is entitled to receive royalties from products sold by certain former shareholder/officers that were developed by the Company in prior years and are now manufactured by independent third parties. In connection with these agreements, the Company earned royalties of approximately $19,600 and $40,000 during the years ended July 31, 1995 and 1994, respectively.

A principal shareholder of the Company holds an honorary executive medical staff position at a local health care institution (Mt. Sinai Hospital) that purchases devices and other equipment from the Company. Sales to this institution totaled approximately $58,000 and $169,000 during the years ended July 31, 1995 and 1994, respectively. Sales to this health care institution were at a discount of 15% to 50% from the Company's published list prices.

5. COMMON STOCK AND WARRANTS

During the year ended July 31, 1994, the Company completed a private offering of 1,750,000 shares of Common Stock at a price of $0.14 per share for total proceeds of $250,000.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

5. COMMON STOCK AND WARRANTS (CONTINUED)

At July 31, 1995, a total of 1,637,450 shares of the Company's Common Stock have been reserved under various grants of options and for conversion of the Series B and Series C Convertible Preferred Stock. Of the total shares reserved, 2,500 and 1,551,200 shares have been reserved for the conversion of Series B and Series C Convertible Preferred Stock, respectively. The remaining shares were reserved for issuance under various grants of options.

6. CONVERTIBLE PREFERRED STOCK

The Series B Convertible Preferred Stock has a liquidation preference of $100 per share and provides for a noncumulative dividend of $10 per share, if declared.

The Series C Convertible Preferred Stock has a liquidation preference of $1.00 per share, is convertible into 25 shares of Common Stock at a conversion premium of $4.20 per share of Common Stock, is redeemable at the option of the Company commencing in 1994 at $.40 per share and provides for a noncumulative dividend of $.40 per share, if declared.

Holders of the Company's Series B and Series C Convertible Preferred Stock are entitled to one vote for each share held.

7. STOCK OPTIONS

The Company has a Stock Option Plan (the "Plan") for key officers and employees of the Company. The Company has reserved 250,000 shares of Common Stock under the Plan, and no options are outstanding as of July 31, 1995. No options have been exercised since the Plan's inception.

On April 16, 1990, the Company granted 85,000 stock options to various members of the Company's Scientific Advisory Board and certain consultants. These options expired on April 15, 1995 at an exercise price of $8.00 per share. No options were exercised.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

8. OTHER INFORMATION

During the year ended July 31, 1995, two customers (SensorMedics and National Institutes of Health) accounted for 52% and 27% of total net sales, respectively. During the year ended July 31, 1994, two customers (National Institutes of Health and Mt. Sinai Hospital) accounted for 38% and 18% of total net sales, respectively. For the year ended July 31, 1994, one of the customers is a related party (see Note 5).

Accrued expenses at July 31, 1995 consisted of the following:

    Accrued wages                                                        $ 62,110
    Accrued professional fees                                              37,000
                                                                         --------
                                                                         $ 99,110
                                                                         ========

Interest paid during the years ended July 31, 1995 and 1994 was approximately $17,000 and $78,000, respectively.

The caption other - net includes expenses of $70,000 relating to the search for a marketing partner and a proposed business combination that was not consummated. It also includes income of $48,000 resulting from elimination of a prior period accrual that was determined to be unnecessary.

9. COMMITMENTS AND CONTINGENCIES

ROYALTIES PAYABLE

In recognition of the ongoing contributions of a health care institution (Note
5) to the Company's research and marketing activities, the Company agreed to pay minimum royalties of $50,000 per calendar year from 1987 through December 1995. Royalties of $50,000 are included in selling expenses in the consolidated statements of operations for each of the years ended July 31, 1995 and 1994.

10. INTERNATIONAL DISTRIBUTION AGREEMENT

During fiscal years 1995 and 1994, the Company sold its devices in foreign countries. Sales to foreign countries totaled approximately $163,545 and $22,000 during the years ended July 31, 1995 and 1994, respectively.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

11. SUBSEQUENT EVENTS

During September 1995, the Company entered into an agreement with SensorMedics, Corp., a medical electronics company, pursuant to which SensorMedics will continue as the exclusive worldwide distributor (as defined) for the Company's products until August 31, 1997. Under the terms of the agreement, the Company has granted exclusive worldwide distribution rights (as defined) for certain products. In return, SensorMedics must purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Sales to SensorMedics will be at a discount of 30% to 50% of the Company's published list price. Management believes that the agreement with SensorMedics will provide NIMS with necessary marketing capability for its products, while allowing the Company to focus its efforts and resources on product development.