Form 10QSB
period 1995-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1995-12-13
CIK 720762

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

              APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of the registrant's common stock outstanding as of December 11, 1995 is 12,439,729.

Transitional Small Business Disclosure Format: (Check one)
                                              Yes       No   X



              NON-INVASIVE MONITORING SYSTEMS, INC.
                              Index


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets -- July 31, 1995 and October 31, 1995.

          Condensed consolidated statements of operations--Three
          Months Ended October 31, 1994 and 1995

          Condensed consolidated statements of cash flows--Three
          Months Ended October 31, 1994 and 1995

          Notes to condensed consolidated financial statements--October 31, 1995

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures
















                 PART I - FINANCIAL INFORMATION

              NON-INVASIVE MONITORING SYSTEMS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS

[CAPTION]


                               July 31,           October 31,
                                 1995                1995
                                (Note)            (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents   $   189,769          $   171,200
 Accounts and royalties
  receivable                     108,752              220,740
 Inventories                     623,575              528,300
 Prepaid expenses and
  other current assets            42,539               49,910
TOTAL CURRENT ASSETS             964,635              970,150

PLANT AND EQUIPMENT
 Furniture and equipment         608,070              610,284
 Leasehold improvements           15,730               15,730
                                 623,800              626,014
Less accumulated deprecia-
 tion and amortization           509,925              526,490
                                 113,875               99,524

OTHER ASSETS
 Patent costs, net of accu-
  mulated amortization of
  $111,871 in October and
  $107,537 in July               238,066              242,391
 Deferred software production
  costs, net of accumulated
  amortization of $380,204 in
  October and $357,704 in
  July                           127,606              105,109
                                 365,672              347,500

                             $ 1,444,182          $ 1,417,174




              NON-INVASIVE MONITORING SYSTEMS, INC.

        CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

              LIABILITIES AND SHAREHOLDERS' EQUITY


[CAPTION]


                               July 31,           October 31,
                                 1995                1995
                                (Note)            (Unaudited)

LIABILITIES AND SHARE-
HOLDERS' EQUITY


CURRENT LIABILITIES
  Customer deposit                12,983                3,972
  Accounts payable                63,604               73,980
  Accrued expenses                99,110              115,926
  Royalties payable to
   related party                  45,267               57,769
TOTAL CURRENT LIABILITIES        220,964              251,647


SHAREHOLDERS' EQUITY

  Convertible Preferred
   Stock, $1.00 par value,
   1,000,000 shares
   authorized:
      Series B: (liquida-
       tion preference
       of $100 per share,
       aggregating
       $10,000)                      100                  100
      Series C: 62,048
       shares issued
       and outstanding            62,048               62,048
  Common Stock, $.01 par
   value, 100,000,000 shares
   authorized, 12,439,729
   issued and outstanding        124,398              124,398
  Additional Paid-in
   capital                    10,693,126           10,693,126
  Accumulated deficit         (9,656,454)          (9,714,054)
                               1,223,218            1,165,527



                             $ 1,444,182          $ 1,417,174





Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.















































              NON-INVASIVE MONITORING SYSTEMS, INC.

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

[CAPTION]


                                    Three Months Ended
                                        October 31,
                                 1994                1995

Net sales                  $   509,088         $   357,278
Less:
  Cost of goods sold           156,949             199,360
  Amortization of software
   production costs             22,500              22,500
                               329,639             135,418

Operating expenses:
  Selling and distribution      55,686              17,633
  General and administrative    81,741             110,561
  Research and development      72,458              74,902
                               209,885             203,096

(LOSS) INCOME FROM OPERATIONS  119,754             (67,678)


Other (expense) income:
  Interest expense             (20,595)                  -
  Interest income               11,709                 677
  Royalties                      6,000               4,940
  Other income                  52,787               4,370
                                49,901               9,987


NET (LOSS) INCOME          $   169,655         $   (57,691)


AVERAGE COMMON SHARES
  OUTSTANDING               12,439,729          12,439,729


(LOSS) INCOME PER
  COMMON SHARE               $   0.014          $   (0.005)


See notes to condensed consolidated financial statements.



              NON-INVASIVE MONITORING SYSTEMS, INC.



   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


[CAPTION]


                                    Three Months Ended
                                        October 31,
                                   1994          1995

OPERATING ACTIVITIES
Net (loss) income             $  169,655     $  (57,691)
 Adjustments to recon-
  cile net income
  (loss) to net cash
  provided by operating
  activities:
    Depreciation and
     amortization                 43,212         43,399
    Reversal of liability        (48,000)             -
    Changes in operating
      assets and liabili-
      ties:
     Decrease (increase) in
      accounts and royalties
      receivable                 (85,376)      (111,988)
     (Increase) decrease
      in inventories            (114,737)        95,275
     Decrease in prepaid
      expenses and other
      current assets                 999         (7,371)
     Increase (decrease)
      in accounts payable
      current liabilities         79,035         30,680

  NET CASH PROVIDED BY
   OPERATING ACTIVITIES           44,688         (7,696)

INVESTING ACTIVITIES
  Purchases of plant and
   equipment                     (27,610)        (2,214)
  Patent costs                      (178)        (8,659)

  NET CASH USED IN INVESTING
   ACTIVITIES                    (27,788)       (10,873)

FINANCING ACTIVITIES
  Proceeds from redemption
   of Restricted Certificate
   of Deposit                  2,000,000              -
  Net proceeds from
   (payments of) notes
   payable                    (1,965,000)             -

  NET CASH PROVIDED BY
   FINANCING ACTIVITIES           35,000              -

  (DECREASE) INCREASE IN
   CASH                           52,000        (18,569)

CASH AT BEGINNING OF
  PERIOD                         297,088        189,769

CASH AT END OF PERIOD         $  349,088     $  171,200


See notes to condensed consolidated financial statements.







































              NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended October 31, 1995


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1995.


NOTE B--INVENTORIES

Inventories consist of the following:

[CAPTION]


                        July 31, 1995     October 31, 1995

Raw materials            $  217,353          $  192,009
Work-in-process             266,324             232,452
Finished Goods              139,898             103,839

                         $  623,575          $  528,300














Item 2.    Management's Discussion and Analysis or Plan of
           Operations.


Results of Operations

The Company had a net loss of approximately $58,000 for the three month period ended October 31, 1995 as compared to a net income of approximately $170,000 for the three month period ended October 31, 1994. This loss was primarily due to an decrease in sales and lower gross margin described below.

Net sales for the three month period ended October 31, 1995 were approximately $357,000, as compared to approximately $509,000 for the three month period ended October 31, 1994. Net sales for the 1994 period included a sale of a Respicardio Central System and sales to the National Institutes of Health (NIH) CHIME Study, which did not recur in the 1995 period. In September 1995, the Company renegotiated its marketing agreement with SensorMedics Corporation
(SMC) extending the agreement through August 1997. Under the terms of the agreement, the Company has granted SMC exclusive world-wide distribution rights (as defined) for certain products. In return, SMC must purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Pursuant to the marketing agreement, SMC purchases at a discount of 30% to 50% of the Company's published list price. Sales to SMC during the three month period ended October 31, 1995 amounted to approximately $289,000 (which included a sale of a Respicardio Central System) as compared to approximately $153,000 for the three month period ended October 31, 1994.

Cost of goods sold expressed as a percentage of sales was approximately 56% for the three month period ended October 31, 1995 compared to approximately 31% for the three months ended October
31, 1994 due to lower gross margin as a result of product mix and decreased sales revenue.

Operating expenses were approximately $203,000 for the three month period ended October 31, 1994 and approximately $209,000 for the three month period ended October 31, 1995.

Other income during the three month period ended October 31, 1994 included $48,000 related to the reversal of a liability resulting from the elimination of a prior period accrual that was determined by management, to be unnecessary.











Liquidity and Capital Resources

The Company's primary sources of working capital are revenues from operations.

Working capital was approximately $718,000 at October 31, 1995 as compared to approximately $745,000 at July 31, 1995.

As a result of working capital constraints, the Company continues to focus its limited resources on the following areas of activity. These areas include; 1) in connection with the NIH CHIME study vendor of choice production, shipment, technical involvement and participation as a non-voting member to CHIME Steering Committee meetings, 2) servicing the product marketing agreement with SMC, 3) manufacture and sale of current products, including disposable items such as Respiband Plus and 4) the submission of 510K applications to the Food & Drug Administration (FDA) for permission to market Respitrace PT and RespiEvents developed in connection with the CHIME project mentioned above. The Company expects to continue efforts on these four areas of activity during fiscal 1996.

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


                              NON-INVASIVE MONITORING SYSTEMS, INC.
                              Registrant



Date: December 13, 1995       By: /s/Marvin A. Sackner
                                     Marvin A. Sackner, as Chairman
                                     and Principal Executive
                                     Officer



Date:  December 13, 1995      By:/s/Richard L. Dougherty
                                    Richard L. Dougherty, as
                                    President and Principal
                                    Operating, Financial and
                                    Accounting Officer