Form 10QSB
period 1996-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1996-03-14
CIK 720762

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

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

Number of shares of the registrant's common stock outstanding as of March 14, 1996 is 12,439,729.

This document consists of 11 pages.




              NON-INVASIVE MONITORING SYSTEMS, INC.
                              Index


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets -- July 31, 1995 and January 31, 1996.

          Condensed consolidated statements of operations--Three and Six Months Ended January 31, 1995 and 1996

          Condensed consolidated statements of cash flows--Six
          Months Ended January 31, 1995 and 1996

          Notes to condensed consolidated financial statements--January 31, 1996

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures















                 PART I - FINANCIAL INFORMATION

              NON-INVASIVE MONITORING SYSTEMS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS

[CAPTION]


                                    July 31,      January 31,
                                      1995           1996
                                     (Note)       (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents        $   189,769     $   124,940
 Accounts and royalties
  receivable                          108,752          56,851
 Inventories                          623,575         607,132
 Prepaid expenses and other
  current assets                       42,539          20,888
TOTAL CURRENT ASSETS                  964,635         809,811

PLANT AND EQUIPMENT
 Furniture and equipment              608,070         615,017
 Leasehold improvements                15,730          15,730
                                      623,800         630,747
Less accumulated depreciation
  and amortization                    509,925         541,941
                                      113,875          88,806

OTHER ASSETS
 Patent costs, net of accumulated
  amortization of $116,087 in
  January and $107,537 in July        238,066         246,411
 Deferred software production
  costs, net of accumulated
  amortization of $402,704 in
  January and $357,704 in July        127,606          82,609
                                      365,672         329,020

                                  $ 1,444,182     $ 1,227,637








              NON-INVASIVE MONITORING SYSTEMS, INC.

        CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

              LIABILITIES AND SHAREHOLDERS' EQUITY


[CAPTION]


                                    July 31,      January 31,
                                      1996           1996
                                     (Note)       (Unaudited)

LIABILITIES AND SHAREHOLDERS'
  EQUITY


CURRENT LIABILITIES
  Customer deposits               $    12,983      $    2,467
  Accounts payable                     63,604         114,628
  Accrued expenses                     99,110          83,675
  Royalties payable to
   related party                       45,267          66,103
TOTAL CURRENT LIABILITIES             220,964         266,873


SHAREHOLDERS' EQUITY

  Convertible Preferred Stock,
    $1.00 par value, 1,000,000
    shares authorized:
      Series B: (liquidation
       preference of $100 per
       share, aggregating
       $10,000                            100             100
    Series C: 62,048 shares issued
      and outstanding                  62,048          62,048
Common Stock, $.01 par value,
    100,000,000 shares authorized,
    12,439,729 issued and out-
     standing                         124,398         124,398
  Additional Paid-in capital       10,693,126      10,693,126
    Accumulated deficit            (9,656,454)     (9,918,908)
                                    1,223,218         960,764



                                  $ 1,444,182     $ 1,227,637


Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.



















































              NON-INVASIVE MONITORING SYSTEMS, INC.

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


[CAPTION]


                     Three Months Ended      Six Months Ended
                         January 31,            January 31,
                     1995          1996      1995        1996

Net sales          $ 581,060  $  92,824 $1,090,148    450,102
Cost of goods
  sold               366,188     74,927    523,137    274,287
Amortization of
  software produc-
  tion costs          22,500     22,500     45,000     45,000
                     192,372     (4,603)   522,011    130,815

Operating expenses:
 Selling and distri-
  bution              26,562     12,849     82,248     30,482
 General and adminis-
  trative             80,782    123,353    162,523    233,914
 Research and deve-
  lopment             86,105     81,384    158,563    156,286
                     193,449    217,586    403,334    420,682
PROFIT (LOSS) FROM
 OPERATIONS           (1,077)  (222,189)   118,677  (289,867)


Other (expense) income:
  Interest expense      (111)       -0-    (20,706)       -0-
  Interest income        861        555     12,570      1,232
  Royalties            6,000      3,600     12,000      8,540
  Other income
   (expense)         (51,090)    11,500      1,697     15,870
                     (44,340)    15,655      5,561     25,642


NET PROFIT (LOSS)  $ (45,417) $(206,534)   124,238  (264,225)


AVERAGE COMMON SHARES
 OUTSTANDING      12,439,729 12,439,729 12,439,729 12,439,729

PROFIT (LOSS) PER
 COMMON SHARE        $  0.00    $ (0.02)   $  0.01   $ (0.02)





See notes to condensed consolidated financial statements.




















































              NON-INVASIVE MONITORING SYSTEMS, INC.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

[CAPTION]


                                     Six Months Ended
                                        January 31,
                                       1995            1996
OPERATING ACTIVITIES
     Net profit (loss)              $  124,238        $ (264,225)
     Adjustment to reconcile
      net loss to net cash
      provided by operating
      activities:
        Depreciation and
         amortization                   89,511            85,566
     Changes in operating assets
        and liabilities:
          Decrease (increase) in
           accounts and royalties
           receivable                 (187,225)           51,901
          Decrease in inventories      129,135            16,443
          Decrease (increase) in
           prepaid expenses
           and other current assets     (2,877)           21,651
          Increase (decrease) in
           accounts payable and
           accrued expenses             11,685            58,193
          Decrease in customer
           deposits                   (201,630)          (10,516)
               NET CASH USED IN
                OPERATING ACTIVI-
                TIES                $  (37,163)        $ (40,987)

INVESTING ACTIVITIES
  Purchases of plant and
   equipment                           (55,771)           (6,947)
  Patent costs                         (12,750)          (16,895)

  NET CASH USED IN INVESTING
   ACTIVITIES                       $  (68,521)       $  (23,842)

FINANCING ACTIVITIES
  Proceeds from redemption of
   Restricted Certificate of
   Deposit                           2,000,000                 -
  Net proceeds from (payments of)
   notes payable                    (1,965,000)                -

  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                       $   35,000          $    -0-

  (DECREASE) INCREASE IN CASH       $  (70,684)       $  (64,829)

CASH AT BEGINNING OF PERIOD         $  297,088        $  189,769

CASH AT END OF PERIOD               $  226,404        $  124,940


See notes to condensed consolidated financial statements.














































              NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1995.


NOTE B--INVENTORIES

Inventories consist of the following:

[CAPTION]


                             July 31, 1995     January 31, 1996

        Raw materials           $  217,353         $  235,175
        Work-in-process            266,324            248,677
        Finished Goods             139,898            123,280

                                $  623,575         $  607,132



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


RESULTS OF OPERATIONS

The Company's net loss for the three month period ended January 31, 1996 was approximately $207,000 as compared to a net loss of approximately $45,000 for the three month period ended January 31, 1995. The net loss for the six month period ended January 31, 1996 was approximately $264,000 as compared to a net profit of approximately $124,000 for the same period in 1995. The increased loss for the three and six month periods was primarily due to a decrease in sales and lower gross margins as described below.

Net sales for the three month period ended January 31, 1996 were approximately $93,000 as compared to approximately $581,000 for the three month period ended January 31, 1995; net sales for the six month period ended January 31, 1996 were approximately $450,000 as compared to approximately $1,090,000 for the six month period ended January 31, 1995. Net sales for both the three and six month period ended January 31, 1995 included sales to the National Institutes of Health (NIH) CHIME Study, of which did not recur in both the three and six month periods ending January 31, 1996. Sales were further negatively impacted due to extended vendor delivery schedules and delays in new product approvals by the U.S. Food and Drug Administration (the "FDA") more fully described below. The Company principally sells its products through SensorMedics Corporation ("SMC") pursuant to a marketing agreement which expires in August 1997. Under the terms of the agreement, the Company has granted SMC exclusive world-wide distribution rights (as defined) for certain products. In return, SMC must purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Pursuant to the marketing agreement, SMC purchases at a discount of 30% to 50% of the Company's published list price. Sales to CHIME amounted to approximately $36,000 and $73,000, respectively, for the three and six month periods ending January 31, 1996 while sales to SMC amounted to approximately $41,000 and $330,000, respectively, for the same three and six month periods.


Cost of goods sold expressed as a percentage of net sales was approximately 81% during the three month period ended January 31, 1996 compared to approximately 63% for the three months ended January 31, 1995. Cost of goods sold was approximately 61% during the six month period ended January 31, 1996 compared to approximately 48% for the same period last year. The increase in cost of goods sold for both the three and six month periods ending January 31, 1996 resulted from decreased sales revenue.

Operating expenses increased slightly from approximately $193,000 for the three month period ended January 31, 1995 to approximately $218,000 for the three month period ended January 31, 1996 and from approximately $403,000 for the six month period ended January 31, 1995 to approximately $421,000 for the six month period ended January 31, 1996.

In February 1996, the Company received FDA permission to market two new products, the Respitrace PT recorder and the RespiEvents software package. Nims expects to begin shipping Respitrace PT, under the name SomnoStar PT, and RespiEvents to its sole distributor, SMC, in mid April 1996.

The RespiEvents contains a method, whose US patent application has just been allowed and will issue in the near future, for quality control over validity of arterial oxygen saturation values measured with pulse oximetry. It acts by automatically eliminating erroneous oxygen values caused by movement of the oxygen sensor, a shortcoming of this widely utilized technology in sleep disorders. The Company believes that such patent, if issued, will enhance the marketability of the two new products.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of working capital is revenues from operations.

Working capital was approximately $543,000 at January 31, 1996 as compared to approximately $745,000 at July 31, 1995. The decrease in working capital is due to net loss generated during the six month period. During the three month period ended January 31, 1996 the Company continued to limit research and development activities to projects which have the potential for generating revenues in the short term.

As a result of working capital constraints, the Company continues to focus its resources on the following areas activity. These areas include; 1) in connection with the NIH CHIME study, technical involvement and participation as a non-voting member to CHIME Steering Committee meetings, 2) servicing the product marketing agreement with SMC, 3) manufacture and sale of current products, including disposable items such as Respiband plus and gearing up for the manufacture and sale of Respitrace PT and RespiEvents 4) planning further submissions of 510K applications to the FDA for permission to market certain additional products, including an upgrade version of RespiEvents. The Company expects to continue efforts in these areas of activity during fiscal 1996.

Management believes that sales resulting from the renegotiated marketing agreement with SMC will generate sufficient cash flows to meet working capital needs and continue operations for the fiscal year ending July 31, 1996. No assurance can be given that such assumptions will prove to be correct, that the Company will not require additional financing during the current fiscal year or as to the availability of terms of any such financing required. Failure to secure adequate financing, if and when needed, would have a material adverse effect on operations.


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


                              NON-INVASIVE MONITORING SYSTEMS, INC.
                              Registrant



Date:  March 14, 1996         By:/s/Marvin A. Sackner
                                    Marvin A. Sackner, as
                                    Chairman and Principal
                                    Executive Officer



Date:  March 14, 1996         By:/s/Richard L. Dougherty
                                    Richard L. Dougherty, as
                                    President and Principal
                                    Operating, Financial
                                    and Accounting Officer