Form 10QSB
period 1996-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1996-06-13
CIK 720762

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996
                               --------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------

Commission file number  0-13176
                        -------

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                     -------------------------------------
              (Exact name of registrant as specified in its charter)

         FLORIDA                            59-2007840
         -------                            ----------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification number)


                               1840 West Avenue
                          Miami Beach, Florida 33139
                          --------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (305) 534-3694
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                                ---          ---

Number of shares of the registrant's common stock outstanding as of June 12, 1996 is 12,439,729.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets -- July 31, 1995 and April 30, 1996.

         Condensed consolidated statements of operations--Three and Nine Months Ended April 30, 1995 and 1996.

         Condensed consolidated statements of cash flows--Nine Months Ended April 30, 1995 and 1996.

         Notes to condensed consolidated financial statements--April 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

                     NON-INVASIVE MONITORING SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               July 31,      April 30,
                                                 1995          1996
                                                (Note)      (Unaudited)
                                                ------      -----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                   $  189,769     $   63,794
 Accounts and royalties receivable              108,752        212,976
 Inventories                                    623,575        720,614
 Prepaid expenses and other current assets       42,539         16,678
                                             ----------     ----------
TOTAL CURRENT ASSETS                            964,653      1,014,062

PLANT AND EQUIPMENT
 Furniture and equipment                        608,070        615,191
 Leasehold improvements                          15,730         15,730
                                             ----------     ----------
                                                623,800        630,921
Less accumulated depreciation
  and amortization                              509,925        557,097
                                             ----------     ----------
                                                113,875         73,824

OTHER ASSETS
 Patent costs, net of accumulated
 amortization of $120,512 in April
 and $107,537 in July                           238,066        254,641
 Deferred software production costs,
 net of accumulated amortization
 of $425,204 in April and $357,704
 in July                                        127,606         60,109
                                             ----------     ----------
                                                365,672        314,750
                                             ----------     ----------

                                             $1,444,182     $1,402,636
                                             ==========     ==========

                     NON-INVASIVE MONITORING SYSTEMS, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                             July 31,         April 30,
                                               1995             1996
                                              (Note)         (Unaudited)
                                              ------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
  Customer deposits                             12,983           220,000
  Accounts payable                              63,604           182,929
  Accrued expenses                              99,110           102,163
  Royalties payable to related party            45,267            66,103
                                           -----------     -------------
TOTAL CURRENT LIABILITIES                      220,964           571,195


SHAREHOLDERS' EQUITY

Convertible Preferred Stock, $1.00
    par value, 1,000,000 shares authorized:
      Series B: (liquidation preference
      of $100 per share, aggregating
      $10,000)                                     100              100
      Series C: 62,048 shares issued
      and outstanding                           62,048           62,048
  Common Stock, $.01 par value,
    100,000,000 shares authorized,
    12,439,729 issued and outstanding          124,398          124,398
Additional Paid-in capital                  10,693,126       10,693,126
Accumulated deficit                         (9,656,454)     (10,048,231)
                                           -----------     ------------
                                             1,223,218          831,441
                                           -----------     ------------



                                           $ 1,444,182     $  1,402,636
                                           ===========     ============

Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                   Three Months Ended           Nine Months Ended
                                       April 30,                     April 30,
                                    1995        1996            1995          1996
                                    ----        ----            ----          ----
Net sales                     $   318,508  $   236,638     $ 1,408,656    $  686,740
Cost of goods sold                133,190      134,722         656,327       409,008
Amortization of software
 production costs                  22,500       22,500          67,500        67,500
                              -----------  -----------     -----------    ----------
                                  162,818       79,416         684,829       210,232

Operating expenses:
 Selling and distribution          40,307        2,554         122,555        33,035
 General and administrative        81,301      107,484         243,853       341,398
 Research and development          91,255      109,067         249,818       265,353
                              -----------  -----------     -----------    ----------
                                  212,863      219,105         616,226       639,786

LOSS FROM OPERATIONS              (50,045)    (139,689)        (68,603)     (429,554)
                              -----------  -----------     -----------    ----------

Other (expense) income:
  Interest expense                   (177)         -0-         (20,883)          -0-
  Interest income                   1,473          124          14,043         1,356
  Royalties                         4,900        3,600          16,900        12,140
  Other income (expense)           (9,160)       6,640          (7,463)       22,510
                              -----------  -----------     -----------    ----------
                                   (2,964)      10,364          (2,597)       36,006
                              -----------  -----------     -----------    ----------


NET INCOME (LOSS)             $   (53,009) $  (129,323)    $    71,200    $ (393,548)
                              ===========  ===========     ===========    ==========

AVERAGE COMMON SHARES
 OUTSTANDING                   12,439,729   12,439,729      12,439,729     12,439,729


PROFIT (LOSS) PER
 COMMON SHARE                 $      0.00  $     (0.01)    $      0.01    $    (0.03)
                              ===========  ===========     ===========    ==========




See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Nine Months Ended
                                                         April 30
                                                   1995            1996
                                                -----------     ---------
OPERATING ACTIVITIES
     Net profit (loss)                          $    71,200     $(393,548)
     Adjustments to reconcile net profit (loss)
        to net cash provided by operating
        activities:
          Depreciation and amortization             111,891       127,919
     Changes in operating assets
        and liabilities:
          Restricted certificate of deposit       2,000,000           -0-
          Accounts and royalties receivable         (38,439)     (104,224)
          Inventories                                71,406       (97,309)
          Prepaid expenses and other
            current assets                          (17,861)       25,861
          Accounts payable and accrued expenses     (25,768)      144,980
          Customer deposits                        (188,647)      207,017
                                                -----------     ---------
                    NET CASH PROVIDED IN
                     OPERATING ACTIVITIES       $ 1,983,782     $ (89,304)

INVESTING ACTIVITIES
  Purchases of plant and equipment                  (56,368)       (7,121)
  Patent costs                                       (4,283)      (29,550)
                                                -----------     ---------

  NET CASH USED IN INVESTING ACTIVITIES         $   (60,651)    $ (36,671)

FINANCING ACTIVITIES
  Net proceeds from (payments of) notes payable  (1,965,000)          -0-
                                                -----------     ---------
  NET CASH PROVIDED USED IN
   FINANCING ACTIVITIES                         $(1,965,000)    $     -0-
                                                -----------     ---------

  (DECREASE) INCREASE IN CASH                   $   (41,869)    $(125,975)

CASH AT BEGINNING OF PERIOD                     $   297,088     $ 189,769
                                                -----------     ---------

CASH AT END OF PERIOD                           $   255,219     $  63,794
                                                -----------     ---------

See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10KSB for the fiscal year ended July 31, 1995.


NOTE B--INVENTORIES

Inventories consist of the following:

                                      July 31, 1995     April 30, 1996
                                      -------------     --------------
        Raw materials                    $217,353          $250,369
        Work-in-process                   266,324           223,648
        Finished Goods                    139,898           246,597
                                         --------          --------

                                         $623,575          $720,614
                                         --------          --------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains, in addition to historical information, forward looking statements with respect to Non-Invasive Monitoring Systems, Inc. (the "Company") that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; dependence on distributors; competition; dependance on management; risk related to proprietary rights; and government regulation; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

The Company's net loss for the three month period ended April 30, 1996 was approximately $129,000 as compared to a net loss of approximately $53,000 for the three month period April 30, 1995. The net loss for the nine month period ended April 30, 1996 was approximately $394,000 as compared to a net income of approximately $71,000 for the same period in 1995. This increased loss for the three and nine month periods was primarily due to decreased sales and lower gross margins as described below.

Net sales for the three month period ended April 30, 1996 were approximately $236,000 as compared to approximately $319,000 for the three month period ended April 30, 1995: net sales for the nine month period ended April 30, 1996 were approximately $686,000 as compared to approximately $1,409,000 for the nine month period ended April 30, 1995. Net sales for both the three and nine month period ended April 30, 1995 included sales to the National Institutes of Health
(NIH) CHIME Study, which did not recur in both the three and nine periods ending April 30, 1996. Sales were further negatively impacted due to extended vendor delivery schedules and delays in new product approvals by the U.S. Food and Drug Administration (the "FDA") more fully described below. The Company principally sells its products through SensorMedics Corporation ("SMC") pursuant to a marketing agreement which expires in August 1997. Under the terms of the agreement, the Company has granted SMC exclusive world-wide distribution rights (as defined) for certain products. In return, SMC must purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Pursuant to the marketing agreement, SMC purchases at a discount of 30% to 50% of the Company's published list price. Sales to CHIME amounted to approximately $15,000 and $88,000, respectively, for the three and nine month periods ending April 30, 1996 while sales to SMC amounted to approximately $200,000 and $529,000, respectively, for the same three and nine month periods.

Cost of goods sold expressed as a percentage of net sales was approximately 57% during the three month period ended April 30, 1996 compared to approximately 42% for the three month period ending April 30, 1995. Cost of goods sold was approximately 59% during the nine month period ended April 30, 1996 compared to approximately 47% for the same period last year. The decrease in this percentage for both the three and nine month periods ending April 30, 1996 resulted from higher margin due to product mix.

Operating expenses increased slightly from approximately $213,000 for the three month period ended April 30, 1995 to approximately $219,000 for the three month period ended April 30, 1996 and from approximately $616,000 for the nine month period ended April 30, 1995 to approximately $639,000 for the nine month period ended April 30, 1996.


In February 1996, the Company received FDA permission to market two new products, the Respitrace PT recorder and the RespiEvents software package.
Nims began shipping Respitrace PT, under the name SomnoStar PT, and RespiEvents to its sole distributor, SMC, in mid April 1996.

The RespiEvents contains a method, whose US patent application recently issued, for quality control over validity of arterial oxygen saturation values measured with pulse oximetry. It acts by automatically eliminating erroneous oxygen values caused by movement of the oxygen sensor, a shortcoming of this widely utilized technology in sleep disorders. The Company believes that such patent will enhance the marketability of the two new products.

In May 1996, the Company received verification from Underwriters Laboratories, Inc that the RespiTrace PT and the RespiTrace Plus comply with the emissions and immunity requirements of the Electromagnetic Compatibility ("EMC") Directive (89/336/EEC) issued by the European Community ("EC") requiring all electrical and electronic equipment to demonstrate compliance prior to export to the European marketplace. The Company believes this compliance will enhance product acceptance in Europe while providing a positive step towards gaining CE Mark on these products.

Liquidity and Capital Resources

The Company's primary source of working capital is revenues from operations.

Working capital was approximately $443,000 at April 30, 1996 as compared to approximately $745,000 at July 31, 1995. The decrease in working capital is due to a net loss generated during the nine month period. During the three month period ended April 30, 1996 the Company continued to limit research and development activities to projects which have the potential for generating revenues in the short term.

As a result of working capital constraints, the Company continues to focus its resources on the following areas of activity. These areas include; 1) Company participation in regulatory standards development aimed at gaining new product clearance to market, 2) in connection with the CHIME study vendor of choice technical involvement and participation as a non-voting member to CHIME Steering Committee meetings when requested, 3) servicing the product marketing agreement with SMC as described above, 4) planning further submissions of 510(k) applications to the Food & Drug Administration (FDA) for permission to market certain additional products including an upgrade of

RespiEvents. The Company expects to continue efforts in these areas of activity during fiscal 1996.

If sales do not continue at levels sufficient to fund working capital requirements, the Company may require further financing to continue operations beyond the end of fiscal 1996 and in any event may require additional capital to fund its research and development efforts. Although the Company is exploring various potential sources of financing, the Company has no commitments in this regard. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

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

         A.  Exhibits

             Exhibits 27 - Financial Data Schedule (for SEC use only).

         B.  Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       NON-INVASIVE MONITORING SYSTEMS, INC.
                                       Registrant


Date June 13, 1996                     By:  /s/Marvin A. Sackner
    --------------------               ----------------------------------------
                                       Marvin A. Sackner, as Chairman and
                                       Principal Executive Officer


Date June 13, 1996                     By:  /s/Richard L. Dougherty
    --------------------               ----------------------------------------
                                       Richard L. Dougherty, as President
                                       and Principal Operating, Financial
                                       and Accounting Officer