Form 10KSB
period 1996-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1996-11-14
CIK 720762

                       SECURITIES AND EXCHANGE COMMISSION




                            WASHINGTON, D.C.  20549

                           ------------------------

                                  FORM 10-KSB

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1996
                                              -------------
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from
                                                  -----------

                             Commission file number
                                    0-13176


                    NON-INVASIVE MONITORING SYSTEMS, INC.
           (Exact name of Registrant as specified in its charter)


   Florida                                                           59-2007840
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            dentification No.)


                 1840 West Avenue, Miami Beach, Florida,  33139
               (Address of principal executive offices) (Zip Code)

                                 (305) 534-3694
                        (Registrant's telephone number:)


                            -----------------------

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

                                                             Yes  X    No
                                                                -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   [ ].

     State issuer's revenues for the most recent fiscal year: $1,712,248

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 31, 1996, computed by reference to the price at which the stock was sold on that date: $3,109,932.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of October 31, 1996, was 12,439,729.

     Transitional Small Business Disclosure Format:
                                                             Yes       No  X
                                                                -----    -----

                                     PART I

                           Forward-Looking Statements

     This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the "Company"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, business strategies, margins and sales information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward- looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Report and the Company's other filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS.

     A.  General Development of Business.


     The Company is engaged in developing and marketing of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed on the body's surface. Nims' principal products are the following:

- Respitrace PT - a breathing recorder originally developed to monitor infants prone to Sudden Infant Death Syndrome ("SIDS") pursuant to an agreement with the Steering Committee of the Collaborative Home Infant Monitoring Evaluation ("CHIME") study supported by the National Institutes of Health (the "NIH"), in which Nims is a participant;

- RespiEvents - a software package used in conjunction with the Respitrace PT to detect apnea (cessation of breathing), slowing of heartbeat, diminution of blood oxygen, and other adverse indices;

-    Respitrace Plus - a small portable respiratory and cardiac monitor;

- RespiCardio Central - a device which allows the simultaneous monitoring of the respiratory and cardiac function from a central station monitor to which up to eight individual Respitrace Plus units can be connected;

- RespiTrends - a personal computer-based software program used in conjunction with Respitrace Plus for patient trend data display, analysis, storage and hard copy report; and

- Respibands Plus - disposable patented non-invasive respiratory transducers worn around the torso.

     The Company's products are distributed exclusively by SensorMedics Corporation ("SMC"), a subsidiary of Thermo Electron Corp., pursuant to a distribution agreement (the "SMC Agreement"), which was scheduled to expire in August 1997. SMC produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

     In recent years, the increasing financial cost of domestic and foreign regulatory compliance in the manufacturer and marketing of medical devices has adversely affected Nims' ability, particularly in light of its limited capital resources, to manufacture and market new products targeted to adult and infant critical care. Accordingly, in October 1996, Nims and SMC agreed in principle to amend the terms of the SMC Agreement to provide for the granting by Nims to SMC of the exclusive rights to manufacture Respibands and non-exclusive rights to manufacture Nims' Respitrace Plus and Respitrace PT. In exchange for such rights, Nims will receive certain fixed payments from SMC, as well as ongoing royalties. Nims will also develop a new sleep diagnostic device to be manufactured and marketed exclusively by SMC. As SMC will be responsible for regulatory compliance, the Company believes that by granting manufacturing rights to SMC, it will allow Nims to focus its efforts on research and development which, in the opinion of management, has always been the Company's strength. Nims plans to undertake research and development efforts to improve existing products and develop new products and to license to third parties the rights to manufacture such products and market them to the medical community. The agreement in principle is subject to the negotiation and execution of definitive documentation.

     The Company has operated under significant capital constraints in recent years and has downsized its operations. Nims management believes that the SMC Agreement will provide it with sufficent funding to operate as a research and product development company through fiscal 1997. If revenues generated from the SMC Agreement as amended do not reach levels sufficient to fund working capital requirements after fiscal 1997, the Company may require further financing to continue operations beyond the end of fiscal 1997 and in any event may require additional capital to expand research and development efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

     The term the "Company" refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company's executive offices are located at 1840 West Avenue, Miami Beach, Florida 33139 and its telephone number is (305) 534-3694.

     B.  Financial Information About Industry Segments.


                        Not applicable.


     C.  Narrative Description of Business.



     Products and Services


     Since 1978, the Company has sought to fill what it believes to be the need for non-invasive respiratory monitoring devices by developing, manufacturing and marketing computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory and related pulmonary events from sensors placed on the body's surface, the Company's products, which are intended to improve patient care while achieving reduced operating costs, are designed for use in environments where prompt detection of breathing difficulties will function as an alert to the possible onset of catastrophic illness, thereby permitting rapid response and treatment or where the collection of ongoing data regarding pulmonary function assists in patient evaluation and diagnosis. Uses of such devices include monitoring of patients in adult and neonatal critical care units, diagnosis of respiratory-related sleep disorders, monitoring of patient status during and after in-patient and out-patient surgical procedures, particularly where adverse reaction to anesthesia is a possibility, collection of data from patients whose breathing is being mechanically assisted and monitoring of infants prone to Sudden Infant Death Syndrome, an often fatal condition marked by sudden cessation of breathing. The Company's products are intended to be user-friendly and operated without extensive training and are price justified to be in line with health care cost containment policies.


     Current Products

     --      RESPITRACE PT, commercially introduced in April 1996, was
     originally designed by the Company as a apnea monitor system developed in connection with the CHIME Study proposal described in "General Development of Business" above. The Company received U.S. Food and Drug Administration ("FDA") permission to market the Respitrace PT as a diagnostic package for sleep disorders in adults, children and babies in February 1996.

     --      RESPIEVENTS, commercially introduced in April 1996, also known as the Event Display Program ("EDP"), is a software program for a personal computer ("PC") designed to be used in conjunction with Respitrace Plus.
     It enables the PC to receive digital information from the Respitrace Plus Digital Interface (RS232 output) and display real-time Respitrace Plus waveforms on the computer screen. RespiEvents allows storage of Respitrace Plus information on the hard drive of the PC for subsequent display of full fidelity waveforms and derived numerical values and indices. EDP includes tools to manipulate the vertical and horizontal gain displays of waveform information stored on the PC. EDP also includes a capability to convert the numerical values of the data files into ASCII format enabling them to be imported into other programs such as spread sheets (e.g., Lotus 123, Quattro Pro, Paradox), databases (e.g., FoxPro, Paradox), and statistical packages (e.g., SigmaPlot, Statistica) so that sophisticated numerical and statistical analysis and plots can be carried out.

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

       The Company, based on current market information, believes that the features presented by RespiEvents are of particular importance to clinicians treating not only adult patients with cardiorespiratory and sleep disorders but also in the monitoring of infants both in hospital and at home. The Company received FDA permission to market RespiEvents as a diagnostic package for sleep disorders in adults, children and babies in February 1996.


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

     --      RESPICARDIO CENTRAL, introduced in April 1991, is a system for monitoring the respiratory and cardiac ("ECG") functions of up to eight patients simultaneously from a central station monitor, to which individual Respitrace Plus bedside units are connected. The monitor receives a continuous stream of data from bedside Respitrace Plus monitoring units linked to the central monitor by interconnecting cables or telemetry. RespiCardio Central permits detection and classification of cardiorespiratory rhythm disturbances and abnormal cardiac beats. The system operates with a laser printer, and/or an optional integral thermal-paper ECG/Respiration Strip-chart recorder to produce hard copy documentation for later analysis and patient diagnosis.RespiCardio Central displays real-time ECG, heart rate, arrhythmia diagnoses, breath waveforms, breath rate, labored breathing index, percent tidal volume, and percent oxygen saturation in clear, precise graphics. RespiCardio Central's monitor provides alarms for high or low heart rate; cardiac arrhythmias; high, low, labored or zero breathing; and system function. These audio and visual alarms can be programmed to meet the requirements of individual patients.

     --      RESPITRENDS, introduced in July 1992, is a medical data storage software program which permits real-time reception and storage of Respitrace Plus cardiac and respiratory information for display on the screen of the device. It also generates a variety of reports and trend-plots of patient status. The software program also allows the user to down load RespiTrends from Respitrace Plus to a personal computer for further analysis and report generation. All Respitrace Plus data, including heart, breath, and system values, conditions, and alarms during a 24-hour period or less may be loaded into a personal computer using the RespiTrends software. Time periods from 15 minutes to the full 24 hours for each value, condition and alarm may then be viewed, analyzed, and/or printed. RespiTrends software is user friendly with an intuitive graphical interface. Learning time is minimal and no special knowledge of medical procedures is required to load or print RespiTrends data. Statistical reports and comparison of patient status with normative standards can be viewed and/or printed. RespiTrends is offered in conjunction with the Respitrace Plus system.

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

     --      RESPITRACE BASIC SYSTEM, was introduced in 1979 as the Company's initial product. By placing one Respiband over the thorax and the other over the abdomen, changes in the capacity of the thoracic and abdominal cavities during pulmonary functions are measured and graphically displayed on a recording device. The Company does not currently manufacture or market the Respitrace Basic System directly, but rather has licensed the rights for its manufacture and marketing in the United States, Canada and Japan to a concern owned by a former principal shareholder and executive officer of Nims/FLA and has licensed the rights for its manufacturing and marketing in the entire world except the United States, Canada and Japan to a second concern owned by another former principal shareholder and executive officer of Nims/FLA. Such licenses, which are exclusive, run in perpetuity and for 20 years, respectively, and provide for royalty payments of 25% and 20% of net sales (as defined), respectively. Such entities are also licensed to sell certain other Nims products on a non-exclusive basis in such territories. Pursuant to these license agreements, the Company earned royalties of approximately $10,000 and $21,000 during each of the years ended July 31, 1996 and 1995 respectively.

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

     In May 1996, the Company received verification from Underwriters Laboratories, Inc. that the Respitrace PT and Respitrace Plus comply with the emissions and immunity requirements of the Electromagnetic Compatibility ("EMC") Directive (89/336/EEC) issued by the European Community ("EC") requiring all electrical and electronic equipment to demonstrate compliance prior to export to the European marketplace. The Company believes this compliance will enhance product acceptance in Europe while providing a positive step towards gaining the CE Mark on these products.


     CHIME STUDY

     Since 1993, Nims has participated in a study of high risk infants subject to apnea and SIDS, conducted by CHIME and supported by NIH. Nims has supplied 250 Respitrace PT monitors for the CHIME study and the Company has continued its participation in the CHIME Study during fiscal ended July 31, 1996 by providing technical assistance and serving as a non-voting member of the CHIME Steering Committee.

     Products Under Development


The Company has undertaken development of several new products, as follows:

     --      RESPITRACE PT16 is a modification of the Nims Respitrace PT that allows recording of 16 additional analog channels and display in RespiEvents. Versions of this device are currently under clinical testing.

     --      HEART RATE VARIABILITY is a component of RespiEvents that measures which has not received 510(k) clearance for marketing this product, heart rate and respiratory variability in the time domain. Nims, will attempt to license this software to other companies for marketing once 510(k) clearance is obtained.

     --      INSPIRATORY ACCELERATION is software package that is under development as a new measure of central respiratory drive and a patent has been applied for on this measure.

     --      EEG PERIOD-AMPLITUDE ANALYSIS is a software package currently under development that analyzes sleep and wake electroencephalogram in the time domain by period-amplitude analysis. It aids the clinician in distinguishing among wake sleep stages. Nims will attempt to license this software to other companies.

     --      ARTERIAL OXYGEN SATURATION ARTIFACT DETECTOR is a
     software algorithm that distinguish motion artifacts on the pulse oximeter that cause erroneous values of arterial oxygen saturation from this device. A patent has been allowed and the software is a component of RespiEvents that has received 510(k) clearance for marketing by the FDA. Nims will attempt to license this software to other companies as a stand-alone program.

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

     During the fiscal year ended July 31, 1996, the Company's product development activities were limited by working capital constraints. Accordingly the Company focused its efforts on lower cost clinically relevant products that would have the potential to generate sales in the short term.

     Mount Sinai Medical Center of Greater Miami ("Mount Sinai") has assisted and continues to assist the Company in its development efforts with respect to such products. In consideration therefore, the Company entered into an agreement with Mount Sinai, pursuant to which the Company agreed to pay royalties to such institution based on a percentage of net sales for each of the calendar years 1986 through 1995. Such agreement required the payment of minimum royalties of $50,000 for each calendar year except 1986, where the minimum was $25,000 and provides for maximum royalties of $150,000 during each remaining year of the term of the agreement. For the years 1989 through 1995, royalties can increase based on a percentage of sales (on an annual sliding scale ranging from 1/4% to 1/2%). Royalties accrued to Mount Sinai by the Company aggregated approximately $50,000 for each of the two years in the period ended July 31, 1996. The agreement concluded in December 1995 and Nims has no further financial obligation to Mount Sinai Medical Center.

     Manufacturing and Sources of Supply

     The Company's products are assembled utilizing a variety of off-the-shelf components available from a variety of sources, as well as custom components, such as printed circuit boards and software fabricated to specifications.
In recent years the Company has subcontracted various manufacturing functions to third parties in order to reduce costs. As discussed in the "General Development of Business" above, in October 1996, the Company determined to focus its efforts on research and development and to license third parties to manufacture and market its products. The Company has reached agreement in principle with SMC in this regard.

     Marketing and Sales

     The Company's products are designed for hospitals and other health care facilities such as outpatient surgical units, sleep disorder centers, home health care monitoring services, research facilities and governmental agencies well as to health care professionals such as pulmonary and critical care physicians, anesthesiologists, respiratory therapists, hospital administrators and directors of home health care agencies.

     The Company's products are distributed by SMC pursuant to the SMC Agreement, which was scheduled to expire in August 1997. SMC produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

     As described in "General Development of Business" above, in October 1996, Nims and SMC agreed in principle to amend the terms of the SMC Agreement to provide for the granting by Nims to SMC of the exclusive rights to manufacture Respibands and non-exclusive rights to manufacture Nims' other products. In exchange for such rights, Nims will receive certain fixed payments from SMC, as well as ongoing royalties. Nims will also develop a new sleep disorder diagnostic device to be manufactured and marketed exclusively by SMC. The Company believes that by granting manufacturing rights to SMC, it will allow Nims to focus its efforts on research and development which, in the opinion of management, has always been the Company's strength. Nims plans to undertake research and development efforts to improve existing products and develop new products and to license to third parties the rights to manufacture such products and market them to the medical community. This agreement in principle is subject to the negotiation and execution of definitive documentation.

     Government Regulation

     Manufacturers of medical devices are subject to extensive regulation by various federal and state government entities relating to nearly every aspect of the development, manufacture and commercialization of such products. The U.S. Food and Drug Administration (the "FDA") is the principal regulatory authority over medical devices in the United States. In addition, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products, the Company must comply with regulatory requirements and procedures in various foreign countries.

     In recent years, the increasing financial cost of domestic and foreign regulatory compliance in the manufacturer and marketing of medical devices has adversely affected Nims' ability, particularly in light of its limited capital resources, to manufacture and market new products targeted to adult and infant critical care. Accordingly, in October 1996, Nims and SMC agreed in principle to amend the terms of the SMC Agreement to provide for the granting by Nims to SMC of the exclusive rights to manufacture Respibands and non-exclusive rights to manufacture Nims' other products. Pursuant hereto, SMC will be responsible for regulatory compliance for the manufacture and marketing of Nims' products.

     Patents and Trademarks

     The Company currently holds 15 United States and 6 foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional two United States and three foreign patents. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company's technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

                             Number of Patents              Expiration
                          Domestic         Foreign             Date
                          --------         -------             ----
                             3                                 1999
                             1                                 2000
                             1                                 2001
                             2               2                 2004
                             2                                 2005
                             1               1                 2006
                             1               2                 2007
                             2                                 2008
                             2               1                 2011
                            --               -
                            15               6

     With respect to its present and proposed product line the Company has 12 trademarks and trade names which are registered in the United States and 13, which are registered in several foreign countries, including the Company's principal trademark.



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

     Employees

     The Company currently employs approximately 15 employees on a full-time basis including its executive officers. Five are engaged in general and administrative duties, Five in research and development, and five in product assembly. The Company believes that its employee relations are good.

     D. Financial Information About Foreign and Domestic Operations and Export Sales.

     Sales to foreign distributors of the Company's products aggregated approximately $136 and $21,000 (approximately 0% and 2% of sales) during the years ended July 31, 1996 and 1995 respectively.

ITEM 2.  PROPERTIES.

     The Company occupies approximately 6,000 square feet at 1840 West Avenue, Miami Beach, Florida, which house its executive offices, assembly and research facilities. Such space is leased on a month-to-month basis from a non-affiliated party at an annual rental of approximately $31,000. The Company believes that its facilities are adequate for the Company's production, research and administrative needs in the near future.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material legal proceedings which are currently pending or, to the Company's knowledge, contemplated against the Company to which it is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS.

     A. Market Information.

     Until October 11, 1994, the Company's Common Stock was quoted on the NASDAQ Small-Cap market under the symbol NIMU. Effective October 12, 1994, the Common Stock was delisted from NASDAQ for failure to meet minimum bid price criteria. The Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board.

     The high and low bid prices for the Common Stock, as reported by NASDAQ from August 1, 1994 through October 12, 1994 and as reported thereafter by the National Quotation Bureau Incorporated for each quarter during the last two fiscal years were as follows:

     Quarter Ended              High           Low
     -------------             -----           ---
     October 31, 1994        $ 0.938        $ 0.250
     January 31, 1995          0.375          0.281
     April 30, 1995            0.375          0.188
     July 31, 1995             0.250          0.172
     October 31, 1995          0.219          0.156
     January 31, 1996          0.203          0.125
     April 30, 1996            0.719          0.125
     July 31, 1996             0.656          0.250

     The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

     B. Holders

     At October 31, 1996 there were approximately 2,060 holders of record of the Common Stock.

     C. Dividends.

     The Company has not paid any dividends on its capital stock since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends depends on the factors as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Results of Operations.

         Fiscal 1996 Compared to Fiscal 1995

     The Company's net loss for fiscal 1996 was approximately $394,000 as compared to net income of approximately $11,000 for fiscal 1995. For fiscal 1996, net sales were approximately $1,712,000 as compared to approximately $1,632,000 in fiscal 1995. This increase in sales of approximately $80,000 is a result of increased sales to SMC pursuant to the SMC Agreement. Sales in fiscal 1995 included sales to the CHIME Study, which did not recur in fiscal 1996. Sales continued to be negatively impacted due to extended vendor delivery schedules and delays in new product approvals by the FDA. During fiscal 1996, the Company principally sold its products through SMC pursuant to the SMC Agreement. Under the terms of the agreement, the Company granted SMC exclusive world-wide distribution rights (as defined) for certain products. In return, SMC must purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Pursuant to the marketing agreement, SMC purchases at a discount of 30% to 50% of the Company's published list price.

     Cost of goods sold expressed as a percentage of net sales was approximately 57% for fiscal 1996 compared to 44% in fiscal 1995. The increase is due to increased sales of Respitrace PT units and decreased sales of Respitrace Plus units to SMC; gross margins are higher for the Respitrace Plus as compared to the Respitrace PT on units sold to SMC per the SMC Agreement. As described in "Item 1 Business", the Company and SMC have agreed in principal to amend the SMC Agreement to grant SMC certain manufacturing rights for the Company's products. Such agreement will largely eliminate cost of goods sold and should result in expense reductions in future periods.

     During fiscal 1996, the Company wrote-down approximately $272,000 of inventory based on a valuation of net realizable value. Net operating loss carryforward for the Company as of July 31, 1996 was approximately $8,797,000.

     Operating expenses were approximately $813,000 for fiscal 1996 compared to $830,000 in fiscal 1995. Selling and distribution expenses were approximately $114,000 lower in fiscal 1996 as compared to fiscal 1995 due to the SMC Agreement, pursuant to above, the Company is not incurring any significant selling and distribution expense. General and administrative expenses were approximately $104,000 higher in fiscal 1996 as compared to fiscal

1995 due to increased expenses associated with securing FDA 510(k) permission to market the Respitrace PT and RespiEvents - EDP, which was granted in February 1996 and compensation paid in 1996 to the Chief Executive Officer (in fiscal 1995 he waived all of his compensation due to the Company's cash constraints). Research and development expenses were approximately $8,000 lower in fiscal 1996 as compared to fiscal 1995. In addition, interest expense decreased approximately $17,000 due to no outstanding debt during fiscal 1996 as compared to fiscal 1995.


       Liquidity and Capital Resources

     As of July 31, 1996, Nims primary source of working capital is revenues from operations.

     Working capital at July 31, 1996 was $490,000 as compared to $743,000 at July 31, 1995. During the fiscal year ended July 31, 1996, the Company continued to incur operating losses along with negative cash flows. The Company continued to limit research and development activities to projects which have the potential for generating revenues in the short term.

     Cash provided by operating activities during fiscal 1996 was approximately $36,000 compared to cash used in operating activities of $50,000 during fiscal 1995. The increase in cash provided by operating activities of approximately $86,000 in fiscal 1996 as compared to fiscal 1995 is primarily attributable to an increase in operating assets (net of liabilities) of $19,000 in fiscal 1996 as compared to $256,000 in fiscal 1995. This was offset in part by an increase in the Company's loss (net of non-cash charges) of $151,000.

     Cash used in investing activities in fiscal 1996 and 1995 was approximately $36,000 and $92,000, respectively. Investing activities consist primarily of plant and equipment costs and costs for patents and software production.

     Cash provided by financing activities was approximately $0 in fiscal 1996 and $35,000 in fiscal 1995.

     The report of independent auditors on financial statements at and for the two years ended July 31, 1996, contains an explanatory paragraph rasing substantial doubt of the Company's ability to continue as a going concern.
Note #2 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. Management believes that revenues resulting from the amended SMC Agreement will generate sufficient cash flow to meet working capital needs and continue operations for the fiscal year ending July 31, 1997. If revenues generated from the SMC Agreement, as amended, do not reach levels sufficient to fund working capital requirements the Company may require further financing to continue operations during fiscal year ending July 31,

1997 and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the further reduction and curtailment of operations.



ITEM 7.  FINANCIAL STATEMENTS

     The response to this item is submitted in a separate section of this report, beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in accountants during the 24 months prior to July 31, 1996.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The current directors and executive officers of the Company are as follows:

             Name                      Age                Position
             ----                      ---                --------
     Marvin A. Sackner, M.D.           64      Chairman of the Board, Chief Executive Officer and Director

     Richard L. Dougherty              51      President, Chief Operating Officer and Director

     Herman L. Watson                  49      Vice President Research and Development and Director

     Ruth Sackner                      60      Secretary and Director

     Gerard Kaiser, M.D.               64      Director

     Morton J. Robinson, M.D.          64      Director

     Stanley C. Sackner, D.O.          60      Director

     Edward Shapiro                    82      Director


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

     HERMAN L. WATSON was elected to his positions with the Company in November 1989, upon the consummation of the Merger. Mr. Watson co-founded Nims/FLA in 1977. From 1977 until the Merger Mr. Watson was a Director of Nims/FLA and from 1985 until the Merger he has been its Vice President of Research and Development. In October 1996 Mr. Watson was named Senior Research Scientist at Nims.

     RUTH SACKNER was elected a Director of the Company in November 1989 upon completion of the Merger. Mrs. Sackner was a Director of Nims/FLA from 1986 until the Merger. Mrs. Sackner is an Overseer of the Library Committee at the University of Pennsylvania.

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

     Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's shareholders and until their successors have been chosen and qualified have been chosen and qualified.

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

     Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the year ended July 31, 1996, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

     A.   Summary Compensation Table

     The following compensation table sets forth, for the fiscal years ending July 31, 1996 and 1995, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO"). No other current executive officer had an annual salary and bonus in excess of $100,000 during any such years:

                                                            Other Annual
                                                   Salary   Compensation
Name and Principal Position       Year             ($) (1)      ($)
---------------------------       ----             -------      ---
Marvin A. Sackner
Chairman of the Board, and
Chief Executive Officer           1996             $48,077      --
                                  1995               -0-        --
--------------

(1) Due to the Company's financial constraints and in order to assist the Company in conserving cash flow Dr. Sackner waived all the compensation due to him in fiscal 1995.

     B.      Employment Agreements

               None.

     C.      Other Compensation

               None.

     D.      Compensation of Directors

               None.

     E.      Termination of Employment and Change of Control Arrangement.


               None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS


The following table sets forth certain information regarding NIMS' Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on October 11, 1994 and giving effect to the Exchange Offer, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:



                                                                No. of Shares of Series              No. of Shares
                             No of Shares of                    C Convertible                        of Voting         Percentage
Name and Address             Common Stock       Percentage of   Preferred Stock         Percentage   Securities        of
or Identity of Group         Beneficially       Beneficial      Beneficially            of Class     Beneficially      Beneficial
                             Owned (1)          Ownership       Owned                                Owned (1)         Ownership
---------------------------------------------------------------------------------------------------------------------------------
Marvin A. Sackner, M.D.      3,408,779 (2)       27.4%           36,855.92 (2)       59.4%          3,445,634.9  (2)      27.6%
27.6% 1840 West Avenue
Miami Beach,Florida 33139

Richard L. Dougherty           108,659 (3)        *               2,023.19 (3)        3.3%            110,682.19 (3)        *
1840 West Avenue
Miami Beach, Florida 33139

Herman L. Watson               358,791 (4)        2.9%            3,475.81 (4)        5.6%            362,266.81 (4)       2.9%
1840 West Avenue
Miami Beach, Florida 33139

Morton J. Robinson, M.D.        76,159 (5)         *              1,073.19 (5)        1.7%             77,232.19 (5)        *
1840 West Avenue
Miami Beach, Florida 33139

Ruth Sackner                 3,408,779 (2)       27.4%           36,855.92 (2)       59.4%           3,445,634.9 (2)      27.6%
1840 West Avenue
Miami Beach, Florida 33139

Stanley C. Sackner, D.O.       249,909 (6)        2.0%            1,198.19 (6)        1.9%            251,107.19 (6)       2.0%
1840 West Avenue
Miami Beach, Florida 33139

Edward Shapiro                  26,250 (7)         *                525.00 (7)          *              26,775.00 (7)        *
1840 West Avenue
Miami Beach,Florida 33139

Gerard Kaiser, M.D.              4,875 (8)         *                 75.00 (8)          *               4,950.00 (8)        *
1840 West Avenue
Miami Beach, Florida 33139

All executive officers and   4,233,422 (2)-(8)  34.0%            45,226.30 (2)-(8)   72.9%          4,278,582.30 (2)-(8)  34.2%
Directors as a group
(8 persons)

----------------------------------

* Less than 1%


ITEM 11.     CONTINUED
----------------------
(1)      Does not include shares of Common Stock issuable upon conversion of
         Series C Convertible Preferred Stock. Each share of Series C
         Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time, in whole or in part, into 25 shares of
         Common Stock upon payment of a conversion premium of $4.20 per share of
         Common Stock. Holders of Series C Convertible Preferred Stock are
         entitled to vote together with the holders of shares of Common Stock and Series B Convertible Preferred Stock, on a share-for-share basis as a single class, on all matters except as otherwise required by law.

(2) Represents securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse.

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

          None.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

          (a). Exhibits

               Exhibit No.                         Description of Exhibits
               -----------                         -----------------------
                    3(a)                      -  Articles of Incorporation, as amended(1)

                     (b)                      -  By-Laws, as amended(2)

                    4(a)                      -  Form of Certificate evidencing shares of Common Stock(3)

                10   (a)                      -  Royalty Agreement dated  September 16, 1986 between Non-
                                                 Invasive Monitoring Systems, Inc. and Mount Sinai Medical
                                                 Center of Greater Miami, Inc. (4)

                     (b)                      -  Subsidiaries of the Company (2)

                     (c)                      -  Revised SMC Agreement (5)
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

         (4)  Included as an Exhibit to the Company's

         Registration Statement on Form S-4 (File No. 33-28388) and incorporated herein by reference.

         (5) Included as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1995 and incorporated here by reference.

                 (b).  Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NON-INVASIVE MONITORING
                                           SYSTEMS, INC.



Dated: November 12, 1996                   By: /s/ Marvin A. Sackner
                                               ----------------------
                                               Marvin A. Sackner,
                                               Chairman of the Board
---------------------------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




       Signatures                         Title                 Date
       ----------                         -----                 ----
       /s/ Marvin A. Sackner      Chairman of the          November 12, 1996
       -----------------------    Board, Chief
       MARVIN A. SACKNER          Executive Officer and
                                  Director

       /s/Richard L.Dougherty     President, Chief         November 12, 1996
       -----------------------    Operating Officer
       RICHARD L. DOUGHERTY       and Director

       /s/ Herman L. Watson       Vice President of        November 12, 1996
       -----------------------    Research and
       HERMAN L. WATSON           Development and
                                  Director

       /s/ Morton J. Robinson     Director                 November 12, 1996
       -----------------------
       MORTON J. ROBINSON

       /s/ Ruth Sackner           Director and             November 12, 1996
       -----------------------    Secretary
       RUTH SACKNER

       /s/ Stanley C. Sackner     Director                 November 12, 1996
       -----------------------
       STANLEY C. SACKNER



       /s/ Edward Shapiro         Director                 November 12, 1996
       ------------------
       EDWARD SHAPIRO


       /s/ Gerard Kaiser          Director                 November 12, 1996
       -----------------
       GERARD KAISER



             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                              Form 10-KSB-Item 13
                         Index to Financial Statements




                                    CONTENTS


The following consolidated financial statements of Non-Invasive Monitoring Systems, Inc. and subsidiaries are included in Item 7:

Consolidated Balance Sheet - July 31, 1996

Consolidated Statements of Operations and Accumulated Deficit-Years ended July 31, 1996 and 1995

Consolidated Statements of Stockholders' Equity--Years ended July 31, 1996 and 1995

Consolidated Statements of Cash Flows--Years ended July 31, 1996 and 1995

Notes to Consolidated Financial Statements--July 31, 1996

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 13) present fairly, in all material respects, the consolidated financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries at July 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Non-Invasive Monitoring Systems, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company continues to incur operating losses and negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                        /s/ Ernst & Young LLP


Miami, Florida
October 30, 1996

                Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                            Consolidated Balance Sheet

                                July 31, 1996


ASSETS
Current assets:
  Cash and cash equivalents                                                               $  189,092
  Accounts and royalties receivable                                                          632,542
  Inventories                                                                                337,280
  Prepaid expenses and other current assets                                                   16,678
                                                                                          ----------
Total current assets                                                                       1,175,592

Plant and equipment:
Furniture and equipment                                                                      615,191
Leasehold improvements                                                                        15,730
                                                                                          ----------
                                                                                             630,921
Less accumulated depreciation and amortization                                              (570,595)
                                                                                          ----------
                                                                                              60,326


Other assets:
  Deferred software production costs, net of
    accumulated amortization of $447,704                                                      37,606
  Patent costs, net of accumulated amortization
    of $124,885                                                                              241,552
                                                                                          ----------

Total other assets                                                                           279,158
                                                                                          ----------

Total assets                                                                              $1,515,076
                                                                                          ==========


                 Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                            Consolidated Balance Sheet

                                  July 31, 1996




LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Customer deposit                                                                      $     84,000
  Accounts payable                                                                           419,456
  Accrued expenses                                                                           116,439
  Royalties payable to related party                                                          66,103
                                                                                        ------------
Total current liabilities                                                                    685,998

Commitments and contingencies

Shareholders' equity:
  Convertible Preferred Stock, $1.00 par value,
    1,000,000 shares authorized:
  Series B - 100 shares issued and outstanding
    (liquidation preference of $100 per share,
    aggregating $10,000)                                                                         100
    Series C - 62,048 shares issued and outstanding                                           62,048
    Common Stock, $.01 par value, 100,000,000 shares
    authorized, 12,439,729 issued and outstanding                                            124,398
Additional paid-in capital                                                                10,693,126
Accumulated deficit                                                                      (10,050,594)
                                                                                        ------------
Total shareholders' equity                                                                   829,078
                                                                                        ------------
Total liabilities and shareholders' equity                                              $  1,515,076
                                                                                        ============



See accompanying notes.

                 Non-Invasive Monitoring Systems, Inc. and Subsidiaries

             Consolidated Statements of Operations and Accumulated Deficit


                                                                            YEARS ENDED JULY 31

                                                                           1966             1995
                                                                         ---------------------------
Net sales                                                                $1,712,248       $1,632,247
Less:
  Cost of goods sold                                                        978,695          714,359
  Amortization of software production costs                                  90,000           90,000
   Write-down of inventory                                                  272,033                -
                                                                         ----------       ----------
                                                                          1,340,728          804,359
                                                                         ----------       ----------
                                                                            371,520          827,888

Operating expenses:
  Selling and distribution                                                   35,844          150,157
  General and administrative                                                453,998          349,487
  Research and development                                                  322,780          330,662
                                                                         ----------       ----------
                                                                            812,622          830,306
                                                                         ----------       ----------
Loss from operations                                                       (441,102)          (2,418)

Other (expense) income:
  Interest expense                                                                -          (17,005)
  Interest income                                                             1,356           15,105
  Royalties                                                                  10,384           19,600
  Other--net                                                                 35,222           (4,212)
                                                                       ------------      -----------
                                                                             46,962           13,488
                                                                       ------------      -----------
Net (loss) income                                                          (394,140)          11,070
Accumulated deficit at beginning of period                               (9,656,454)      (9,667,524)
                                                                       ------------      -----------
Accumulated deficit at end of period                                   $(10,050,594)     $(9,656,454)
                                                                       ============      ===========



Average common shares outstanding                                        12,439,729       12,439,729
                                                                       ============      ===========

(Loss) income per common share                                         $     (0.03)   $        0.00
                                                                       ============      ===========



See accompanying notes.

                Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                         Consolidated Statements of Cash Flows


                                                                               YEARS ENDED JULY 31
                                                                           ---------------------------
                                                                           1996              1995
                                                                          ----------------------------
OPERATING ACTIVITIES
Net  (loss) income                                                        $(394,140)     $      11,070
Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
    Depreciation and amortization                                           168,130            178,949
    Write down of patent costs                                                8,370             16,056
    Write down of inventory                                                 272,033                  -
    Changes in operating assets and liabilities:
      Increase in accounts and royalties
         receivable                                                        (523,790)           (32,585)
      Decrease in inventories                                                14,262             62,446
      Decrease (increase) in prepaid expenses and
         other current assets                                                25,861            (25,361)
      Increase (decrease) in customer deposits                               71,017           (188,647)
      Increase (decrease) in accounts payable and accrued expenses
                                                                            394,017            (71,919)
                                                                           --------          ---------
Net cash provided by (used in) operating activities                          35,760            (49,991)

INVESTING ACTIVITIES
Purchases of plant and equipment                                             (7,121)           (61,405)
Patent costs                                                                (29,316)           (30,923)
                                                                           --------          ---------
Net cash used in investing activities                                       (36,437)           (92,328)

FINANCING ACTIVITIES
Proceeds from sale of restricted certificate of deposit                           -          2,000,000
Payments of bank borrowings                                                       -         (1,965,000)
                                                                           --------         ----------
Net cash provided by financing activities                                         -             35,000
                                                                           --------         ----------
Net decrease in cash and cash
  equivalents                                                                  (677)          (107,319)
Cash and cash equivalents at beginning
  of period                                                                 189,769            297,088
                                                                           --------         ----------
Cash and cash equivalents at end of period                                 $189,092         $  189,769
                                                                           ========         ==========



See accompanying notes.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONSOLIDATION

The consolidated financial statements include the accounts of Non-Invasive Monitoring Systems, Inc. (the Company) and its wholly-owned subsidiary, Non-Invasive Monitoring Systems of Florida, Inc. (NIMS, FL), and Respitrace Corporation, the wholly-owned subsidiary of NIMS, FL. All significant intercompany balances have been eliminated in consolidation. Respitrace Corporation did not have any operations during the 1996 or 1995 fiscal years.

The Company is engaged in the manufacturing, sale and service of computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed upon the bodyGs surface. The Company holds patents on these devices. The Company also sells peripheral equipment and disposable supplies for these devices that are manufactured by other companies. See
Note 2.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

SOFTWARE PRODUCTION COSTS

The Company defers certain software production costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (FAS 86). The Company has capitalized no software productions costs in 1996 or 1995.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less from the date purchased to be cash equivalents.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS 109, deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

         Deferred tax assets:
            Net operating loss carryforwards                                     $ 3,310,000
            Inventory reserve                                                        102,000
            Other                                                                     55,000
                                                                                 -----------
         Total deferred tax assets                                                 3,467,000

         Deferred tax liability:

            Depreciation and amortization                                             60,000
                                                                                 -----------
            Net deferred tax asset                                                 3,407,000
            Valuation allowance for net deferred tax asset                        (3,407,000)
                                                                                 -----------
            Net deferred tax asset                                               $         -
                                                                                 ===========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,407,000 valuation allowance at July 31, 1996 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $139,000. At July 31, 1996, the Company has available net operating loss carry forwards of $8,797,000, which will expire between 1999 and 2011.

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

(LOSS) INCOME PER COMMON SHARE

(Loss) income per Common Share has been calculated based upon the weighted average number of shares outstanding each year. Although they are deemed Common Stock equivalents, outstanding options are not considered because they would be anti-dilutive or have no effect. Conversion of convertible preferred stock has not been considered in the calculation of loss per common share because the conversions would be anti-dilutive or would have no effect.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

In fiscal 1997, the Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets. SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company does not believe the effect upon adoption will be material.

2. OPERATIONS AND SUBSEQUENT EVENT

During fiscal 1994, the Company established a strategic alliance with SensorMedics Corp. (SensorMedics) to undertake marketing of the Company's products. Effective October 1, 1995, the Company entered into an agreement extending this alliance for an additional two years, through August 31, 1997. Under the terms of this agreement, the Company granted exclusive worldwide distribution rights (as defined) for certain products. In return, SensorMedics had to purchase minimum quantities of the CompanyGs products to maintain these exclusive distribution rights. Sales to SensorMedics, a major customer of the Company, (see Note 8) were lower than expected resulting in an operating loss of $394,000.

During October 1996, in order to generate sufficient cash flows, the Company agreed in principle to amend the terms of the agreement with SensorMedics whereby the Company, among other things, will grant SensorMedics nonexclusive rights to manufacture and distribute the Company's principal monitoring devices and exclusive rights to manufacture and distribute the Company's disposable products. In return, the Company will receive certain fixed payments from SensorMedics as well as ongoing royalties. SensorMedics will also purchase, at cost, all usable raw material inventory used in the manufacturing of the Company's principal monitoring devices, up to $200,000. Management believes that this agreement in principle will allow the Company to focus its efforts on research and development activities. The agreement in principle is subject to the negotiation and execution of definitive documentation. Management believes that the revenues resulting from this agreement in principle will generate sufficient cash flows to meet working capital needs and continue operations for the fiscal year ending July 31, 1997.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classifications of liabilities that might result from the possible inability of the Company to continue as a going concern.

3. INVENTORIES

Inventories at July 31, 1996 consisted of the following:

     Raw materials and purchased components                   $ 194,971
     Work-in-process                                             65,000
     Finished goods                                              77,309
                                                               --------
                                                              $ 337,280
                                                              =========


4. RELATED PARTY TRANSACTIONS

The Company is entitled to receive royalties from products sold by certain former shareholder/ officers that were developed by the Company in prior years and are now manufactured by independent third parties. In connection with these agreements, the Company earned royalties of approximately $10,400 and $19,600 during the years ended July 31, 1996 and 1995, respectively.

The Company's Chairman of the Board and Chief Executive Officer holds an honorary executive medical staff position at a local health care institution (Mount Sinai Medical Center of Greater Miami) that purchases devices and other equipment from the Company. Sales to this institution totaled approximately $32,000 and $58,000 during the years ended July 31, 1996 and 1995, respectively. Sales to this health care institution were at a discount of 15% to 50% from the Company's published list prices.

The Company's Chairman of the Board and Chief Executive Officer did not receive salary compensation during the year ended July 31, 1995. For the year ended July 31, 1996, he received a salary of $48,077.

5. COMMON STOCK

At July 31, 1996, a total of 1,803,700 shares of the Company's Common Stock have been reserved under various grants of options and for conversion of the Series B and Series C Convertible Preferred Stock. Of the total shares reserved, 2,500 and 1,551,200 shares have been reserved for the conversion of Series B and Series C Convertible Preferred Stock, respectively. The remaining shares were reserved for issuance under various grants of options.

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

7. STOCK OPTIONS

The Company has a Stock Option Plan (the Plan) for key officers and employees of the Company. The Company has reserved 250,000 shares of Common Stock under the Plan, and no options are outstanding as of July 31, 1996. No options have been granted since the Plan's inception.

8. OTHER INFORMATION

During the year ended July 31, 1996, one customer (SensorMedics) accounted for 89% of total net sales. During the year ended July 31, 1995, two customers (SensorMedics and National Institutes) accounted for 52% and 27% of total net sales, respectively.

Accrued expenses at July 31, 1996 consisted of the following:

        Accrued wages                                            $  74,282
        Accrued professional fees                                   42,157
                                                                 ---------
                                                                 $ 116,439
                                                                 =========

Interest paid during the year ended July 31, 1995 was approximately $17,000.

In fiscal year 1995, the caption other--net includes expenses of $70,000 relating to the search for a marketing partner and a proposed business combination that was not consummated. It also includes a benefit of $48,000 resulting from elimination of a prior period accrual that was determined to be unnecessary.

9. COMMITMENTS AND CONTINGENCIES


In recognition of the ongoing contributions of a health care institution (Note
5) to the Company's research and marketing activities, the Company agreed to pay minimum royalties of $50,000 per calendar year from 1987 through December 1995. Royalties of $20,833 and $50,000 are included in selling expenses in the consolidated statements of operations and accumulated deficit for the years ended July 31, 1996 and 1995, respectively.

10. FOURTH QUARTER ADJUSTMENTS

During the fourth fiscal quarter of the year ended July 31, 1996, the Company wrote off certain inventory with a cost of $272,000.