Form 10QSB
period 1996-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1996-12-12
CIK 720762

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996
                               ----------------

                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number  O-13176
                        -------

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                            59-2007840
         -------                                            ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification number)


                                1840 West Avenue
                          Miami Beach, Florida  33139
                          ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

Number of shares of the registrant's common stock outstanding as of December 12, 1996 is 12,439,729.

Transitional Small Business Disclosure Format: (Check one)
                                                          Yes       No   X
                                                              ----     -----

This document consists of 11 pages.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets--July 31, 1996 and October 31, 1996.

         Condensed consolidated statements of operations--Three Months Ended October 31, 1995 and 1996

         Condensed consolidated statements of cash flows--Three Months Ended October 31, 1995 and 1996

         Notes to condensed consolidated financial statements--October 31, 1996

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

                     NON-INVASIVE MONITORING SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  July 31,      October 31,
                                                    1996           1996
                                                   (Note)       (Unaudited)
                                                 -----------    -----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                       $   189,092    $   208,617
 Accounts and royalties receivable                   632,542         86,308
 Inventories                                         337,280        346,011
 Prepaid expenses and other current assets            16,678         16,678
                                                 -----------    -----------
TOTAL CURRENT ASSETS                               1,175,592        657,614

PLANT AND EQUIPMENT
 Furniture and equipment                             615,191        615,191
 Leasehold improvements                               15,730         15,730
                                                 -----------    -----------
                                                     630,921        630,921
Less accumulated depreciation
  and amortization                                  (570,595)      (582,758)
                                                 -----------    -----------
                                                      60,326         48,163

OTHER ASSETS
 Patent costs, net of accumulated amortization
   of $129,587 in October and $124,885 in July       241,552        240,424
 Deferred software production costs, net of
   accumulated amortization of $470,204 in
   October and $447,704 in July                       37,606         15,106
                                                 -----------    -----------
                                                     279,158        255,530
                                                 -----------    -----------

                                                 $ 1,515,076    $   961,307
                                                 ===========    ===========

                     NON-INVASIVE MONITORING SYSTEMS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                July 31,        October 31,
                                                 1996              1996
                                                (Note)          (Unaudited)
                                              -----------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
  Customer deposit                                 84,000              -
  Accounts payable                                419,456            35,021
  Accrued expenses                                116,439           127,391
  Royalties payable to related party               66,103              -
                                              -----------      ------------
TOTAL CURRENT LIABILITIES                         685,998           162,412


SHAREHOLDERS' EQUITY

  Convertible Preferred Stock, $1.00
    par value, 1,000,000 shares authorized:
      Series B: (liquidation preference
      of $100 per share, aggregating
      $10,000)                                        100               100
      Series C: 62,048 shares issued
      and outstanding                              62,048            62,048
  Common Stock, $.01 par value,
    100,000,000 shares authorized,
    12,439,729 issued and outstanding             124,398           124,398
  Additional Paid-in capital                   10,693,126        10,693,126
  Accumulated deficit                         (10,050,594)      (10,080,777)
                                              -----------      ------------
                                                  829,078           798,895
                                              -----------      ------------



                                              $ 1,515,076      $    961,307
                                              ===========      ============

Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 Three Months Ended
                                                     October 31,
                                                1995            1996
                                             -----------     -----------
Net sales                                    $   357,278     $   280,301
Less:
  Cost of goods sold                             199,360         124,221
  Amortization of software production costs       22,500          22,500
                                             -----------     -----------
                                                 135,418         133,580

Operating expenses:
  Selling and distribution                        17,633           1,166
  General and administrative                     110,561          93,497
  Research and development                        74,902          75,262
                                             -----------     -----------
                                                 203,096         169,925

LOSS INCOME FROM OPERATIONS                      (67,678)        (36,345)
                                             -----------     -----------


Other income:
  Interest income                                    677            -
  Royalties                                        4,940           3,600
  Other income                                     4,370           2,562
                                             -----------     -----------
                                                   9,987           6,162
                                             -----------     -----------


NET (LOSS) INCOME                            $   (57,691)    $   (30,183)
                                             ===========     ===========

AVERAGE COMMON SHARES OUTSTANDING             12,439,729      12,439,729


(LOSS) INCOME PER COMMON SHARE               $    (0.005)     $   (0.002)
                                             ===========     ===========




See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 Three Months Ended
                                                     October 31,
                                                  1995          1996
                                               ----------    ----------
OPERATING ACTIVITIES
Net loss                                       $  (57,691)   $  (30,183)
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                    43,399        39,365
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts
     and royalties receivable                    (111,988)      546,234
    (Increase) decrease in inventories             95,275        (8,731)
    Decrease in prepaid expenses
     and other current assets                      (7,371)         -
    Increase (decrease) in accounts payable
     current liabilities                           30,680      (523,586)
                                               ----------    ----------

  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                           (7,696)       23,099

INVESTING ACTIVITIES
  Purchases of plant and equipment                 (2,214)         -
  Patent costs                                     (8,659)       (3,574)
                                               ----------    ----------

  NET CASH USED IN INVESTING ACTIVITIES           (10,873)       (3,574)


  (DECREASE) INCREASE IN CASH                     (18,569)       19,525

CASH AT BEGINNING OF PERIOD                       189,769       189,092
                                               ----------    ----------

CASH AT END OF PERIOD                          $  171,200    $  208,617
                                               ----------    ----------


See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended October 31, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1996.


NOTE B--INVENTORIES

Inventories consist of the following:

                                        July 31, 1996     October 31, 1996
                                        -------------     ----------------
        Raw materials                    $  194,971          $  232,344
        Work-in-process                      65,000              46,692
        Finished Goods                       77,309              66,975
                                         ----------          ----------

                                         $  337,280          $  346,011
                                         ----------          ----------

Item 2.  Management's Discussion and Analysis or Plan of Operations.


The following discussion contains, in addition to historical information, forward looking statements with respect to Non-Invasive Monitoring Systems, Inc. (the "Company") that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; dependence on distributors; competition; dependance on management; risk related to proprietary rights; and government regulation; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

The Company had a net loss of approximately $30,000 for the three month period ended October 31, 1996 as compared to a net loss of approximately $58,000 for the three month period ended October 31, 1995. This loss was primarily due to higher gross margin offset by lower sales and reduction in operating expenses.

Net sales for the three month period ended October 31, 1996 were approximately $280,000, as compared to approximately $357,000 for the three month period ended October 31, 1995 due to lower sales to the Company's exclusive distributor as described below.

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

Under the terms of the Agreement, the Company has granted SMC exclusive world-wide distribution rights (as defined) for certain products. In return, SMC must purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Pursuant to the marketing agreement, SMC purchases at a discount of 30% to 50% of the Company's published list price. Sales to SMC during the three month period ended October 31, 1996 amounted to approximately $190,000 as compared to approximately $289,000 for the three month period ended October 31, 1995.

In recent years, the increasing financial cost of domestic and foreign regulatory compliance in the manufacturer and marketing of medical devices has adversely affected the Company's ability, particularly in light of its limited capital resources, to manufacture and market new products targeted to adult and infant critical care. Accordingly, in December 1996, the Company and SMC amended the terms of the SMC Agreement to provide for the granting by the Company to SMC of the exclusive rights to manufacture the Company's Respibands and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. In exchange for such rights, the Company will receive certain fixed payments from SMC, as well as ongoing royalties. The Company will also develop a new sleep diagnostic device to be manufactured and marketed exclusively by SMC. As SMC will be responsible for regulatory compliance, the Company believes that by granting manufacturing rights to SMC, it will allow the Company to focus its efforts on research and development which, in the opinion of management, has always been the Company's strength. The Company plans to undertake research and development efforts to improve existing products and develop new products and to license to third parties the rights to manufacture such products and market them to the medical community.

Cost of goods sold expressed as a percentage of sales was approximately 44% for the three month period ended October 31, 1996 compared to approximately 56% for the three months ended October 31, 1995 due to higher gross margin as a result of product mix. As described above, the Company and SMC have amended the SMC Agreement to grant SMC certain manufacturing rights for the Company's products. Such agreement will largely eliminate cost of goods sold and should result in expense reductions in future periods.

Operating expenses decreased from approximately $203,000 for the three month period ended October 31, 1995 to approximately $170,000 for the three month period ended October 31, 1996. Selling and distribution expenses were approximately $16,000 lower for the three month period ending October 31, 1996 as compared to the same period in 1995. Due to the SMC Agreement, pursuant to the above, the Company is not incurring any significant selling and distribution expense. General and administrative expenses were approximately $17,000 lower for the three month period ending October 31, 1996 as compared to the same period in 1995 as a result of decreased expense associated with securing FDA 510(k) permission to market the Respitrace PT and RespiEvents - EDP, which was granted in February 1996.


Liquidity and Capital Resources

The Company's primary sources of working capital are revenues from operations.

Working capital was approximately $495,000 at October 31, 1996 as compared to approximately $490,000 at July 31, 1996.

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

           A.  Exhibits - 27  Financial Data Schedule (for SEC use only)

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


                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                           Registrant



Date:  December 12, 1996                   By: /s/Marvin A. Sackner
                                           Marvin A. Sackner, as Chairman and
                                           Principal Executive Officer



Date:  December 12, 1996                   By:/s/Richard L. Dougherty
                                           Richard L. Dougherty, as President
                                           and Principal Operating, Financial
                                           and Accounting Officer