Form 10QSB
period 1997-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1997-03-13
CIK 720762

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997
                               ----------------

                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

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

Number of shares of the registrant's common stock outstanding as of March 13, 1997 is 12,439,729.

This document consists of 12 pages.


                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets -- July 31, 1996 and January 31, 1997.

         Condensed consolidated statements of operations--Three and Six Months Ended January 31, 1996 and 1997

         Condensed consolidated statements of cash flows--Six Months Ended January 31, 1996 and 1997

         Notes to condensed consolidated financial statements--January 31, 1997

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  July 31,    January 31,
                                                   1996          1997
                                                   (Note)     (Unaudited)
                                                 ----------   -----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                       $  189,092   $  314,536
 Accounts and royalties receivable                  632,542      270,440
 Inventories                                        337,280      184,337
 Prepaid expenses and other current assets           16,678       11,025
                                                 ----------   ----------
TOTAL CURRENT ASSETS                              1,175,592      780,338

PLANT AND EQUIPMENT
 Furniture and equipment                            615,191      620,030
 Leasehold improvements                              15,730       15,730
                                                 ----------   ----------
                                                    630,921      635,760
Less accumulated depreciation
  and amortization                                  570,595      593,213
                                                 ----------   ----------
                                                     60,326       42,547

OTHER ASSETS
 Patent costs, net of accumulated amortization
 of $134,564 in January and $124,885 in July        241,552      251,333
 Deferred software production costs, net of
 accumulated amortization of $485,204 in
 January and $447,704 in July                        37,606          106
                                                 ----------   ----------
                                                    279,158      251,439
                                                 ----------   ----------

                                                 $1,515,076   $1,074,324
                                                 ==========   ==========

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                July 31,       January 31,
                                                  1996            1997
                                                 (Note)        (Unaudited)
                                              ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
  Customer deposits                                 84,000            --
  Accounts payable                                 419,456          55,783
  Accrued expenses                                 116,439          97,133
  Royalties payable to related party                66,103            --
                                              ------------    ------------
TOTAL CURRENT LIABILITIES                          685,998         152,916


SHAREHOLDERS' EQUITY

  Convertible Preferred Stock, $1.00
    par value, 1,000,000 shares authorized:
      Series B: (liquidation preference
      of $100 per share, aggregating
      $10,000                                          100             100
    Series C: 62,048 shares issued
      and outstanding                               62,048          62,048
  Common Stock, $.01 par value,
    100,000,000 shares authorized,
    12,439,729 issued and outstanding              124,398         124,398
  Additional Paid-in capital                    10,693,126      10,693,126
  Accumulated deficit                          (10,050,594)     (9,958,264)
                                              ------------    ------------
                                                   829,078         921,408
                                              ------------    ------------



                                              $  1,515,076    $  1,074,324
                                              ============    ============


Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       Three Months Ended               Six Months Ended
                                            January 31,                    January 31,
                                       1996            1997           1996            1997
                                       ----            ----           ----            ----
Revenues
 Product sales                     $     92,824    $    157,512        450,102         437,813
 License revenue and product
  sales under Joint Development,
  Manufacturing and Marketing
  Agreement                                --           388,251           --           388,251
 Royalty income                           3,600          11,933          8,540          15,533
                                   ------------    ------------   ------------    ------------
 Total revenue                           96,424         557,696        458,642         841,597


Operating Expenses:
 Cost of goods sold                      74,927          66,573        274,287         190,794
 Cost of goods sold under
  Joint Development,
  Manufacturing and Marketing
  Agreement                                --           138,251           --           138,251
 Amortization of software
  production costs                       22,500          15,000         45,000          37,500
 Selling and distribution                12,849           4,935         30,482           6,101
 General and administrative             123,353         119,851        233,914         213,348
 Research and development                81,384          94,174        156,286         169,436
                                   ------------    ------------   ------------    ------------
 Total operating expenses               315,013         438,784        739,969         755,430

(LOSS) INCOME FROM
 OPERATIONS                            (218,589)        118,912       (281,327)         86,167


Other income                             12,055           3,601         17,102           6,163
                                   ------------    ------------   ------------    ------------


NET (LOSS) INCOME                  $   (206,534)   $    122,513   $(264,225) $          92,330
                                   ============    ============   ============    ============

AVERAGE COMMON SHARES
 OUTSTANDING                         12,439,729      12,439,729     12,439,729      12,439,729

(LOSS) INCOME PER
 COMMON SHARE                      $      (0.02)   $       0.01   $      (0.02)   $       0.01
                                   ============    ============   ============    ============


See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended
                                                       January 31,
                                                   1996          1997
                                                 ---------    ---------
OPERATING ACTIVITIES
Net (loss) income                                $(264,225)   $  92,330
 Adjustment to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                     85,566       69,797
  Changes in operating assets and liabilities:
    Decrease in accounts and
     royalties receivable                           51,901      362,102
    Decrease in inventories                         16,443      152,943
    Decrease in prepaid expenses
     and other current assets                       21,651        5,653
    Decrease in accounts
     payable and accrued expenses                   58,193     (449,085)
    Decrease in customer deposits                  (10,516)     (84,000)
                                                 ---------    ---------

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                          $ (40,987)   $ 149,740

INVESTING ACTIVITIES
  Purchases of plant and equipment                  (6,947)      (4,839)
  Patent costs                                     (16,895)     (19,457)
                                                 ---------    ---------

  NET CASH USED IN INVESTING ACTIVITIES          $ (23,842)   $ (24,296)


  (DECREASE) INCREASE IN CASH                    $ (64,829)   $ 125,444

CASH AT BEGINNING OF PERIOD                      $ 189,769    $ 189,092
                                                 ---------    ---------

CASH AT END OF PERIOD                            $ 124,940    $ 314,536
                                                 ---------    ---------


See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1996.


NOTE B--INVENTORIES

Inventories consist of the following:

                                        July 31, 1996     January 31, 1997
                                        -------------     ----------------
        Raw materials                     $ 194,971           $  89,808
        Work-in-process                      65,000              28,522
        Finished Goods                       77,309              66,007
                                          ---------           ---------

                                          $ 337,280           $ 184,337
                                          ---------           ---------



Management is currently evaluating the inventory items that will be used in its increased research and development activities. Management believes that the remaining inventory will be sold at cost.

The following discussion contains, in addition to historical information, forward looking statements with respect to Non-Invasive Monitoring Systems, Inc. (the"Company") that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; dependence on SensorMedics Corporation ("SMC"); competition; dependence on management; risk related to proprietary rights; and government regulation; and other factors discussed in the Company's filings with the Securities and Exchange Commission.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Introduction

Prior to December 1996, the Company's products were distributed exclusively by SMC, a subsidiary of Thermo Electron Corp., pursuant to a distribution agreement (the "Distribution Agreement"). SMC produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

Under the terms of the Distribution Agreement, the Company granted SMC exclusive world-wide distribution rights (as defined) for certain products. In return, SMC was required to purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Pursuant to the Distribution Agreement, SMC purchased at a discount of 30% to 50% of the Company's published list price. Sales to SMC during the three and six month periods ended January 31, 1997 amounted to approximately $ 191,000 and $322,000, respectively, as compared to approximately $ 41,000 and $ 330,000 for the same periods in fiscal 1996.

In recent years, the increasing financial cost of domestic and foreign regulatory compliance in the manufacturer and marketing of medical devices has adversely affected the Company's ability, particularly in light of its limited capital resources, to manufacture and market new products targeted to adult and infant critical care. Accordingly, in December 1996, the Company and SMC amended the terms of the Distribution Agreement and signed a Joint Development, Manufacturing and Marketing Agreement ("the SMC Agreement") to provide for the granting by the Company to SMC of the exclusive rights to manufacture the Company's Respibands and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. In exchange for such rights, the Company will receive certain fixed payments from SMC ($250,000 during the six months ended January 31, 1997) as well as ongoing royalties. The Company will also develop a new sleep diagnostic device to be manufactured and marketed exclusively by SMC. As SMC will be responsible for regulatory compliance, the Company believes that by granting manufacturing rights to SMC, it will allow the Company to focus its efforts on research and development which, in the opinion of management, has always been the Company's strength. The Company plans to undertake research and development efforts to improve existing products and develop new products and to license to third parties the rights to manufacture such products and market them to the medical community.

Results of Operations

Product sales for the three month period ended January 31, 1997 were approximately $158,000 as compared to approximately $93,000 for the three month period ended January 31, 1996. The increase was due to increased sales to SMC during the three month period ended January 31, 1997 as compared to the same period in 1996. Net sales for the six month period ended January 31, 1997 were approximately $438,000 as compared to approximately $450,000 for the six month period ended January 31, 1996.

In connection with the SMC Agreement, during the three months ended January 31, 1997 the Company received $250,000 as an initial payment for the license grant and sold product pursuant to the SMC Agreement at a cost of $138,251. Royalty income increased approximately $8,000 during the three and six month periods ended January 31, 1997 as compared to the same periods in 1996, as a result of the minimum royalties paid under the SMC Agreement.

Cost of goods sold expressed as a percentage of product sales was approximately 42% during the three month period ended January 31, 1997 compared to approximately 81% for the three months ended January 31, 1996. Cost of goods sold was approximately 44% during the six month period ended January 31, 1997 compared to approximately 61% for the same period last year due to higher gross margin as a result of product mix. As described above, the Company and SMC have amended the SMC Agreement to grant SMC certain manufacturing rights for the Company's products. Such agreement will largely eliminate cost of goods sold and should result in expense reductions in future periods.

Selling and distribution expenses were approximately $6,000 and $24,000 lower for the three and six month periods ending January 31, 1997 as compared to the same periods in 1996. Due to the SMC Agreement pursuant to the above, the Company is not incurring and does not expect to incur any significant selling and distribution expenses.

General and administrative expenses were approximately $4,000 and $10,000 lower for the three month and six month periods ending January 31, 1997 as compared to the same periods in 1996 as a result of decreased expenses associated with securing FDA 510(k) permission to market the Respitrace PT and RespiEvents - EDP, which was granted in February 1996.


Research and development expenses were approximately $13,000 higher for the three and six month period due to increased research and development activities, including the development of new products pursuant to the SMC Agreement.

The Company's net income for the three month period ended January 31, 1997 was approximately $123,000 as compared to a net loss of approximately $207,000 for the three month period ended January 31, 1996. The net income for the six month period ended January 31, 1997 was approximately $92,000 as compared to a net loss of approximately $264,000 for the same period in 1996. The significant improvement in performance for the three and six month periods was primarily due to the factors described above.

Liquidity and Capital Resources

The Company's primary sources of working capital are revenues from operations.

Working capital was approximately $627,000 at January 31, 1997 as compared to approximately $490,000 at July 31, 1996. The increase in working capital is due to net income generated during the six month period.

Management believes that revenues resulting from the amended SMC Agreement will generate sufficient cash flows to meet working capital needs and continue operations for the fiscal year ending July 31, 1997. If revenues generated from the SMC Agreement, as amended, do not reach levels sufficient to fund working capital requirements the Company may require further financing to continue operations during fiscal year ending July 31, 1997 and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

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

         A.  Exhibits - 27.1 - Financial data schedule (SEC use only)

         B.  Not applicable

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        NON-INVASIVE MONITORING SYSTEMS, INC.
                                        Registrant



Date:  March 13, 1997                   By:  /s/Marvin A. Sackner
                                        Marvin A. Sackner, as Chairman and
                                        Principal Executive Officer



Date:  March 13, 1997                   By:  /s/Richard L. Dougherty
                                        Richard L. Dougherty, as President
                                        and Principal Operating, Financial
                                        and Accounting Officer