Form 10QSB
period 1997-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1997-06-06
CIK 720762

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997
                               --------------

                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number  O-13176
                      ---------


                      NON-INVASIVE MONITORING SYSTEMS, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


         FLORIDA                                           59-2007840
-------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification number)

                                1840 West Avenue
                           Miami Beach, Florida 33139
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

Number of shares of the registrant's common stock outstanding as of June 5, 1997 is 12,439,729.

This document consists of 12 pages.


                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

     Condensed consolidated balance sheets -- July 31, 1996 and April 30, 1997.

     Condensed consolidated statements of operations--Three and Nine Months Ended April 30, 1996 and 1997

     Condensed consolidated statements of cash flows--Nine Months Ended April 30, 1996 and 1997

     Notes to condensed consolidated financial statements--April 30, 1997

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      July 31, 1996   April 30,1997
                                                          (Note)       (Unaudited)
                                                      -------------   -------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                             $  189,092      $  583,453
 Accounts and royalties receivable                        632,542         106,377
 Inventories                                              337,280         125,280
 Prepaid expenses and other current assets                 16,678          13,974
                                                       ----------      ----------
TOTAL CURRENT ASSETS                                    1,175,592         829,084

PLANT AND EQUIPMENT
 Furniture and equipment                                  615,191         680,744
 Leasehold improvements                                    15,730          15,730
                                                       ----------      ----------
                                                          630,921         696,474
Less accumulated depreciation
  and amortization                                        570,595         602,526
                                                       ----------      ----------
                                                           60,326          93,948

OTHER ASSETS
    Patent costs, net of accumulated amortization
 of $ 139,545 in April and $124,885 in July               241,552         258,504
    Deferred software production costs, net of
 accumulated amortization of $485,204 in
    April and $447,704 in July                             37,606             106
                                                       ----------      ----------
                                                          279,158         258,610
                                                       ----------      ----------
                                                       $1,515,076      $1,181,642
                                                       ----------      ----------


                      NON-INVASIVE MONITORING SYSTEMS, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                July 31,1996     April 30, 1997
                                                   (Note)          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES
  Customer deposits                                  84,000              -
  Accounts payable                                  419,456            23,451
  Accrued expenses                                  116,439           147,514
  Royalties payable to related party                 66,103              -
                                              -------------     -------------
TOTAL CURRENT LIABILITIES                           685,998           170,965

SHAREHOLDERS' EQUITY
  Convertible Preferred Stock, $1.00
    par value, 1,000,000 shares authorized:
      Series B: (liquidation preference
      of $100 per share, aggregating
      $10,000                                          100               100
      Series C: 62,048 shares issued
      and outstanding                               62,048            62,048
  Common Stock, $.01 par value,
    100,000,000 shares authorized,
    12,439,729 issued and outstanding              124,398           124,398
  Additional Paid-in capital                    10,693,126        10,693,126
  Accumulated deficit                          (10,050,594)       (9,868,995)
                                              ------------      ------------
                                                   829,078         1,101,677
                                              ------------      ------------

                                              $  1,515,076      $  1,181,642
                                              ------------      ------------


Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months Ended             Nine Months Ended
                                                April 30,                      April 30,
                                           1996         1997             1996           1997
                                           ----         ----             ----           ----
Revenues

 Product sales                     $    236,638    $     78,958   $    686,740    $    516,771
 License revenue and product
  sales under Joint Development,
  Manufacturing and Marketing
  Agreement                                             250,000                        638,251

  Royalty income                          3,600          28,600         12,140          44,133
                                     ----------      ----------     ----------      ----------
  Total revenue                         239,968         357,558        698,880       1,199,155


Operating Expenses:
 Cost of goods sold                     134,722          65,377        409,008         256,171
 Cost of goods sold under
  Joint Development,
  Manufacturing and Marketing
  Agreement                                                                            138,251
 Amortization of software
  production costs                       22,500                         67,500          37,500
 Selling and distribution                 2,554           2,139         33,035           8,240
 General and administrative             107,484         108,336        341,398         321,684
 Research and development               109,067          94,363        265,353         263,799
                                     ----------      ----------     ----------      ----------
Total operating expenses                376,327         270,215        739,969       1,025,645

(LOSS) INCOME FROM
 OPERATIONS                            (139,689)         87,343       (429,554)        173,510


Other income                             10,364           1,926         36,006           8,089
                                     ----------      ----------     ----------      ----------


NET (LOSS) INCOME                    $ (129,323)     $   89,269     $$(393,548)     $  181,599
                                     ==========      ==========     ==========      ==========

AVERAGE COMMON SHARES
 OUTSTANDING                         12,439,729      12,439,729     12,439,729      12,439,729

(LOSS) INCOME PER
 COMMON SHARE                      $      (0.01)   $       0.01   $      (0.03)   $       0.01
                                   ============    ============   ============    ============



See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended
                                                                  April 30,
                                                            1996            1997
                                                         ---------       ---------
OPERATING ACTIVITIES
Net (loss) income                                        $(393,548)      $ 181,599
 Adjustment to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                            127,919          84,091
  Changes in operating assets and liabilities:
    Decrease (Increase) in accounts and
     royalties receivable                                 (104,224)        526,165
    Decrease (Increase) in inventories                     (97,309)        159,189
    Decrease (Increase) in prepaid expenses
     and other current assets                               25,861           2,704
    Increase (Decrease) in accounts
     payable and accrued expenses                          144,980        (431,033)
    Increase (Decrease) in customer deposits               207,017         (84,000)
                                                         ---------       ---------

 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                    (40,987)        438,715

INVESTING ACTIVITIES
  Purchases of plant and equipment                          (7,121)        (12,742)
  Patent costs                                             (29,550)        (31,612)
                                                         ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                      (36,671)        (44,354)


(DECREASE) INCREASE IN CASH                               (125,975)        394,361

CASH AT BEGINNING OF PERIOD                                189,769         189,092
                                                         ---------       ---------

CASH AT END OF PERIOD                                    $  63,794       $ 583,453
                                                         ---------       ---------

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 1997


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1996.


NOTE B--INVENTORIES

Inventories consist of the following:

                            July 31, 1996  April 30, 1997
                            -------------  --------------

Raw materials                  $194,971      $121,091
Work-in-process                  65,000         2,214
Finished Goods                   77,309         1,975
                               --------      --------

                               $337,280      $125,280
                               --------      --------


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

Under the terms of the Distribution Agreement, the Company granted SMC exclusive world-wide distribution rights (as defined) for certain products. In return, SMC was required to purchase minimum quantities of the Company's products to maintain these exclusive distribution rights. Pursuant to the Distribution Agreement, SMC purchased at a discount of 30% to 50% of the Company's published list price. Sales to SMC during the three and nine month periods ended April 30, 1997 amounted to approximately $72,000 and $394,000, respectively, as compared to approximately $200,000 and $529,000 for the same periods in 1996.

In recent years, the increasing financial cost of domestic and foreign regulatory compliance in the manufacturer and marketing of medical devices has adversely affected the Company's ability, particularly in light of its limited capital resources, to manufacture and market new products targeted to adult and infant critical care. Accordingly, in December 1996, the Company and SMC amended the terms of the Distribution Agreement and signed a Joint Development, Manufacturing and Marketing Agreement ("the SMC Agreement") to provide for the granting by the Company to SMC of the exclusive rights to manufacture the Company's Respibands and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. In exchange for such rights, the Company received certain fixed payments from SMC ($500,000 during the nine months ended April 30, 1997) as well as ongoing royalties. The Company is also developing a new sleep diagnostic device to be manufactured and marketed exclusively by SMC. As SMC will be responsible for regulatory compliance, the Company believes that by granting manufacturing rights to SMC, it will allow the Company to focus its efforts on research and development which, in the opinion of management, has always been the Company's strength. The Company plans to undertake research and development efforts to improve existing products and develop new products and to license to third parties the rights to manufacture such products and market them to the medical community.

RESULTS OF OPERATIONS

Product sales for the three month period ended April 30, 1997 were approximately $ 79,000 as compared to approximately $236,000 for the three month period ended April 30, 1996. The decrease was due to decreased sales to SMC during the three month period ended April 30, 1997. Net sales for the nine month period ended April 30, 1997 were approximately $516,000 as compared to approximately $687,000 for the nine month period ended April 30, 1996.

In connection with the SMC Agreement, during the three and nine months ended April 30, 1997 the Company received $250,000 and $500,000 respectively as payment for the license grant and sold product pursuant to the SMC Agreement at a cost of $138,251. Royalty income increased approximately $25,000 and $32,000 during the three and nine month periods ended April 30, 1997 respectively as compared to the same periods in 1996, as a result of the minimum royalties earned under the SMC Agreement.

Cost of goods sold expressed as a percentage of product sales was approximately 18% during the three month period ended April 30, 1997 compared to approximately 57 % for the three months ended April 30, 1996. Cost of goods sold was approximately 50% during the nine month period ended April 30, 1997 compared to approximately 59% for the same period last year. These decreases are due to lower sales and fixed production costs. As described above, the Company and SMC have amended the SMC Agreement to grant SMC certain manufacturing rights for the Company's products. Such agreement will largely eliminate cost of goods sold and should result in expense reductions in future periods.

Selling and distribution expenses were approximately $400 and $25,000 lower for the three and nine month periods ending April 30, 1997 as compared to the same periods in 1996. Due to the SMC Agreement pursuant to the above, the Company is not incurring and does not expect to incur any significant selling and distribution expenses.

General and administrative expenses were approximately $13,000 and $20,000 lower for the three month and nine month periods ending April 30, 1997 as compared to the same periods in 1996 as a result of decreased expenses associated with securing FDA 510(k) permission to market the Respitrace PT and RespiEvents - EDP, which was granted in February 1996.


Research and development expenses were approximately $15,000 lower for the three month period due to a reduction in research and development personnel.

The Company's net income for the three month period ended April 30, 1997 was approximately $89,000 as compared to a net loss of approximately $129,323 for the three month period ended April 30, 1996. The net income for the nine month period ended April 30, 1997 was approximately $182,000 as compared to a net loss of approximately $393,548 for the same period in 1996. The significant improvement in performance for the three and six month periods was primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are revenues from operations.

Working capital was approximately $659,000 at April 30, 1997 as compared to approximately $489,000 at July 30, 1996. The increase in working capital is due to net income generated during the nine month period.

Management believes that revenues resulting from the amended SMC Agreement will generate sufficient cash flows to meet working capital needs and continue operations for the fiscal year ending July 30, 1997. If revenues generated from the SMC Agreement, as amended, do not reach levels sufficient to fund working capital requirements the Company may require further financing to continue operations during fiscal year ending July 30, 1997 and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

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


                                       NON-INVASIVE MONITORING SYSTEMS, INC.
                                       Registrant



Date:  June 5, 1997                    By:  /s/ Marvin A. Sackner
                                            ----------------------------------
                                            Marvin A. Sackner, as Chairman and
                                            Principal Executive Officer



Date:  June 5, 1997                    By:  /s/ Richard L. Dougherty
                                            ----------------------------------
                                            Richard L. Dougherty, as President
                                            and Principal Operating, Financial
                                            and Accounting Officer