Form 10KSB
period 1997-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1997-10-29
CIK 720762

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended JULY 31, 1997

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

         State issuer's revenues for the most recent fiscal year: $1,351,982

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 16, 1997, computed by reference to the price at which the stock was sold on that date: $1,238,164.34.

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of October 16, 1997, was 12,439,730.

         Transitional Small Business Disclosure Format:
                                                            Yes        No  X
                                                                ----      ----

                                     PART I
                                     ------

                           Forward-Looking Statements

         This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the "Company"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; dependence on SensorMedics Corporation ("SMC"); competition; dependence on management; risk related to proprietary rights; and government regulation; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS.

         A.  GENERAL DEVELOPMENT OF BUSINESS.

         The Company is engaged in development of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company also has in development non-invasive, therapeutic, cardiorespiratory devices. In December 1996 a Joint Manufacturing and Marketing Agreement between Nims and SensorMedics Corporation (SMC) was entered into. This amended agreement between Nims and SMC granted SMC exclusive rights to manufacture Nims' disposable Respiband transducers along with non-exclusive rights to manufacture certain other products. Nims' principal products are the following:

- Respitrace PT - a breathing recorder originally developed to monitor infants prone to Sudden Infant Death Syndrome. The Respitrace PT is marketed by SMC under the arrangement described below under the name SomnoStar PT.

- Respitrace Plus - a small portable respiratory and cardiac monitor;

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

          In December 1996, the Company and SMC who had been the principal distributor of Nims' products, amended the terms of their existing arrangement and entered into a Joint Development, Manufacturing and Marketing Agreement (the "SMC Agreement") pursuant to which the Company granted SMC the exclusive rights to manufacture the Company's Respibands and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. In exchange for such rights, Nims received or will receive certain fixed payments from SMC, as well as ongoing royalties. The Company has also developed a new sleep diagnostic device to be manufactured and marketed exclusively by SMC. SMC also produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

         In recent years, the increasing financial cost of domestic and foreign regulatory compliance in the manufacture and marketing of medical devices has adversely affected Nims' ability, particularly in light of its limited capital resources, to manufacture and market new products targeted to adult and infant critical care. As SMC is responsible under the Agreement for regulatory compliance, the Company believes that by granting manufacturing rights to SMC, it allows Nims to focus its efforts on product development which, in the opinion of management, has always been the Company's strength. Nims is pursuing such development efforts to improve its existing products and develop new products for licensing to third parties for manufacture and marketing to the medical community.

         The Company has operated under significant capital constraints in recent years and has downsized its operations. Management believes that revenues from the SMC Agreement will generate sufficient cash flow to fund and continue operations, through the fiscal year ending July 31, 1998 ("fiscal 1998"). If revenues generated from the SMC Agreement do not reach levels sufficient to fund working capital requirements during fiscal 1998, the Company will require further financing to continue operations during fiscal 1998 and in any event may require additional capital to fund research and development efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

         The term the "Company" refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company's executive offices are located at 1840 West Avenue, Miami Beach, Florida 33139 and its telephone number is (305) 534-3694.

         B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Not applicable.

         C.  NARRATIVE DESCRIPTION OF BUSINESS.

         PRODUCTS AND SERVICES

         The Company is engaged in the development of computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory and related pulmonary events from sensors placed on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition alarms are sounded for adverse cardiac and respiratory events in critically ill patients.

- Respitrace PT - commercially introduced in April 1996. SMC manufactures and markets the Respitrace PT under the name SomnoStar PT. A diagnostic sleep recorder for detecting sleep disorders in adults, children and babies.

- Respitrace Plus - commercially introduced in April 1991, is a small, portable, non-invasive, stand-alone patient monitoring unit designed to continuously monitor heart and breathing abnormalities in a variety of environments inside and outside a hospital at an economically viable selling price. It can also be used as a portable battery-powered device during transportation of patients in ambulances and within a hospital from patient rooms to diagnostic areas. The system furnishes digital and analog displays of the electrocardiograph and breath waveforms and interfaces with computer and video display equipment.

- RespiEvents - commercially introduced in April 1996, also known as the Event Display program ("EDP"), is a software program for a personal computer ("PC") designed to be used in conjunction with Respitrace Plus. It enables the PC to receive digital information from the Respitrace Plus Digital Interface (RS232 output) and display real-time Respitrace Plus waveforms on the computer screen. RespiEvents allows storage of Respitrace Plus information on the hard drive of the PC for subsequent display of full fidelity waveforms and derived numerical values and indices. EDP includes tools to manipulate the vertical and horizontal gain displays of waveform information stored on the PC. EDP also includes a capability to convert the numerical values of the data files into ASCII format enabling them to be imported into other programs such as spread sheets (e.g., Lotus 123, Quattro Pro, Paradox), databases (e.g., FoxPro, Paradox), and statistical packages (e.g., SigmaPlot, Statistica) so that sophisticated numerical and statistical analysis and plots can be carried out. breathing and electrocardiographic waveforms, which is particularly useful in documentation of such occurrences in critically ill pulmonary, cardiac, and neurologic patients.

         RespiEvents transforms the PC into a polygraph recorder for Respitrace Plus information and can be used in any situation where such a recorder might be employed. One application is polysomnography in which apneic/hypopneic events may be classified and sleep stages characterized according to breath waveform patterns. Another is to monitor breath by breath changes in ventilation and breathing pattern during exercise. EDP permits documentation of unusual patterns of breathing and electrocardiographic waveforms, which is particularly useful in documentation of such occurrences in critically ill pulmonary, cardiac, and neurologic patients.

         The Company, based on current market information, believes that the features presented by RespiEvents are of particular importance to clinicians treating not only adult patients with cardiorespiratory and sleep disorders but also in the monitoring of infants both in hospital and at home. The Company has retained exclusive rights to RespiEvents and such software is sold to SMC by NIMS according to the pricing set forth in the Distribution Agreement.

- Respicardio Central - commercially introduced in April 1991, is a system for monitoring the respiratory and cardiac ("ECG") functions of up to eight patients simultaneously from a central station monitor, to which individual Respitrace Plus bedside units are connected. The monitor receives a continuous stream of data from bedside Respitrace Plus monitoring units linked to the central monitor by interconnecting cables or telemetry. RespiCardio Central permits detection and classification of cardiorespiratory rhythm disturbances and abnormal cardiac beats. The system operates with a laser printer, and/or an optional integral thermal-paper ECG/Respiration Strip-chart recorder to produce hard copy documentation for later analysis and patient diagnosis. RespiCardio Central displays real-time ECG, heart rate, arrhythmia diagnoses, breath waveforms, breath rate labored breathing index, labored breathing index, percent tidal volume, and percent oxygen saturation in clear, precise graphics. RespiCardio Cental's monitor provides alarms for high or low heart rate; cardiac arrhythmia's; high, low, labored or zero breathing; and system function. These audio and visual alarms can be programmed to meet the requirements of individual patients.

- Respitrends - commercially introduced in July 1992, is a medical data storage software program which permits real-time reception and storage of Respitrace Plus cardiac and respiratory information for display on the screen of the device. It also generates a variety of reports and trend-plots of patient status. The software program also allows the user to down load RespiTrends from Respitrace Plus to a personal computer for further analysis and report generation. All Respitrace Plus data, including heart, breath, and system values, conditions, and alarms during a 24-hour period or less may be loaded into a personal computer using the RespiTrends software. Time periods from 15 minutes to the full 24 hours for each value, condition and alarm may then be viewed, analyzed, and/or printed. RespiTrends software is user friendly with an intuitive graphical interface. Learning time is minimal and no special knowledge of medical procedures is required to load or print RespiTrends data. Statistical reports and comparison of patient status with normative standards can be viewed and/or printed. RespiTrends is offered in conjunction with the Respitrace Plus system.

- Respi-ECG Simulator - commercially introduced in January 1994, is an all electronic simulator capable of simulating breathing for the rib cage and abdomen channels as inputs to all Respitrace monitors. Additionally, it also has a channel for simulating ECG and heart rate for monitors. The breathing part of the simulator is theoretically correct to produce an exact calibration of breathing waveforms and can produce an apnea at the touch of a button. The ECG section of the simulator is capable of producing two heart rates, allowing a functional check of Bradycardia alarms on monitor heart channels.

- Respitrace Basic System - was introduced in 1979 as the Company's initial product. By placing one Respiband over the thorax and the other over the abdomen, changes in the capacity of the thoracic and abdominal cavities during pulmonary functions are measured and graphically displayed on a recording device. The Company does not currently manufacture or market the Respitrace Basic System directly, but rather has licensed the rights for its manufacture and marketing in the United States, Canada and Japan to one party and has licensed the rights for its manufacturing and marketing in the entire world except the United States, Canada and Japan to a second concern. Such licenses, which are exclusive, run in perpetuity and for 20 years, respectively, and provide for royalty payments of 25% and 20% of net sales (as defined), respectively. Such entities are also licensed to sell certain other Nims products on a non-exclusive basis in such territories. Pursuant to these license agreements, the Company earned royalties of approximately $25,000 and $10,000 during each of the fiscal years ended July 31, 1997 and 1996.

- Disposable and Accessories - Nims has also developed disposable and accessory items utilized with its products including the Respiband Plus.

         PRODUCTS UNDER DEVELOPMENT

         The Company has undertaken development of several new products. SMC has the right of first refusal to new products and technology should Nims elect to enter to license its products to others. The products under development are:

- Respitrace PT 16 - is a modification of the Nims Respitrace PT that allows recording of 16 additional analog channels and display in RespiEvents. Versions of this device are currently under clinical testing.

- Heart Rate Variability - is a component of RespiEvents that measures heart rate and respiratory variability in the time domain. Nims, which has not received 510(k) clearance for marketing this product, will attempt to license this software to other companies for marketing once 510(k) clearance is obtained.

- Inspiratory Acceleration - is software package that is under development as a new measure of central respiratory drive and a patent has been applied for on this measure.

- EEG Period-Amplitude Analysis - is a software package currently under development that analyzes sleep and wake electroencephalogram in the time domain by period-amplitude analysis. It aids the clinician in distinguishing among wake sleep stages.

- Arterial Oxygen Saturation Artifact Detector - is a software algorithm that distinguish motion artifacts on the pulse oximeter that cause erroneous values of arterial oxygen saturation from this device. A patent has been allowed and the software is a component of RespiEvents that has received 510(k) clearance for marketing by the FDA.

- RespiCVP - is a non-invasive method for estimation of central venous pressure. Its accuracy has been validated against invasive central venous catheter measurements. A scientific paper providing details of this measurement has been published in Chest 100:371, 1991. The Company is currently planning refinements to take this technique from the research to the clinical stage in conjunction with the Respicardiograph more fully described below.

- Respicardiograph - is a system which is designed to monitor and record cardiac signals by placing Respibands around different locations on the chest. This technology depicts left and right ventricular volume curves of the heart and serves as a continuous non-invasive monitor of the mechanical function of the heart. By providing a recording of changes in blood pumped from the heart, it measures changes in cardiac output. In addition, analysis of various points on the ventricular volume curve, provide assessment of systolic (contraction) and diastolic (relaxation) properties of the heart. The Respicardiograph also provides data on regional cardiac motion, which is a key factor in early detection of acute heart attacks. Four scientific papers have been published on this technology (Chest 99:613, 1991; Chest 99:896, 1991; Chest 106:1668, 1994;
Am.J.Respir.Crit.Care Med.155:26, 1997). The Company believes that the Respicardiograph will serve as a low cost, less labor-intensive substitute for certain aspects of Doppler-Echo technology, a low cost, less labor-intensive, more easily interpretable technologic, alternative to the echocardiogram for detection of regional myocardial dysfunction due to coronary artery disease, and as a safe low-cost alternative to invasive Swan-Ganz catheter technology for monitoring the status of the pulmonary circulation and heart in critically ill patients.

         The Company has developed prototype models of the Respicardiograph system and has continued with refinements to hardware and software which are undergoing testing. Such hardware will allow collection from up to five Respiband Plus transducers simultaneously and eliminate electrical interference's when several Respiband Plus transducers are placed upon the body.

         The Company devised and began testing new devices that provide non-invasive motion ventilation, i.e., a powered, moving platform under computer control produces passive movements of the body that give rise to ventilation. This method, for which a patent has been applied, does not require connection to the airway for imposed positive pressures as is the case for conventional mechanical ventilators. Initial experiments indicate that this method provides adequate ventilation as measured by arterial blood gases when the respiratory muscles are paralyzed.

         During the fiscal year ended July 31, 1997, ("fiscal 1997") the Company's product development activities were mainly focused on those required pursuant to the SMC Agreement of the new diagnostic sleep recorder as well as the new, non-invasive, therapeutic motion ventilation system.

         MARKETING AND SALES

         The Company's products are designed for hospitals and other health care facilities such as outpatient surgical units, sleep disorder centers, home health care monitoring services, research facilities and governmental agencies well as to health care professionals such as pulmonary and critical care physicians, neonatologists, anesthesiologists, respiratory therapists, hospital administrators and directors of home health care agencies.

         The Company's products are primarily distributed by SMC pursuant to the SMC Agreement. SMC produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

         As described in "General Development of Business" above, in December 1996, Nims granted SMC the exclusive rights to manufacture Respibands and non-exclusive rights to manufacture certain other products. In exchange for such rights, Nims has received and will receive certain fixed payments from SMC, as well as ongoing royalties. The Company believes that by granting manufacturing rights to SMC, it allows Nims to focus its efforts on product development which, in the opinion of management, has always been the Company's strength. Nims is pursuing such development efforts to improve its existing products and develop new products for licensing to third parties for manufacture and marketing to the medical community.

GOVERNMENT REGULATION

         Manufacturers of medical devices are subject to extensive regulation by various federal and state government entities relating to nearly every aspect of the development, manufacture and commercialization of such products. The U.S. Food and Drug Administration is the principal regulatory authority over medical devices in the United States. In addition, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products, the Company must comply with regulatory requirements and procedures in various foreign countries.

         In recent years, the increasing financial cost of domestic and foreign regulatory compliance in the manufacture and marketing of medical devices has adversely affected Nims' ability, particularly in light of its limited capital resources, to manufacture and market new products targeted to adult and infant critical care. Accordingly, in connection with the grant by Nims to SMC in December 1996 of the exclusive rights to manufacture Respibands and non-exclusive rights to manufacture Nims' other products, SMC assumed responsibility for regulatory compliance for the manufacture and marketing of Nims' products.

         PATENTS AND TRADEMARKS

         The Company currently holds 17 United States and 6 foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional 4 United States and three foreign patents. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company's technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

                      NUMBER OF PATENTS                            EXPIRATION
              DOMESTIC                  FOREIGN                       DATE
              --------                  -------                    ----------
                 3                                                    1999
                 1                                                    2000
                 1                                                    2001
                 2                         2                          2004
                 2                                                    2005
                 1                         1                          2006
                 1                         2                          2007
                 2                                                    2008
                 2                         1                          2011
                 2                                                    2015
               -----                     -----
                17                         6

         With respect to its present and proposed product line the Company has 13 trademarks and trade names which are registered in the United States and 13, which are registered in several foreign countries, including the Company's principal trademark.

         COMPETITION

         The Company competes with several concerns which develop non-invasive respiratory monitoring devices, including Healthdyne Corporation, Hewlett Packard and Spacelabs, all of which are larger, have longer operating histories and have financial and personnel resources far greater than those of the Company. Management believes, however, that it effectively competes with such concerns.

         EMPLOYEES

         The Company currently employs seven employees on a full-time basis. Two are engaged in general and administrative duties, four in research and development, and one in product assembly. The reduction in full-time employees is due to the license to SMC of rights to manufacture the Company's products.

         D. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         Not  applicable.

ITEM 2.  PROPERTIES.

         The Company occupies approximately 6,000 square feet at 1840 West Avenue, Miami Beach, Florida, which house its executive offices and product development facilities. Such space is leased on a month-to-month basis from a non-affiliated party at an annual rental of approximately $31,000. The Company believes that its facilities are adequate for the Company's needs in the near future.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings which are currently pending or, to the Company's knowledge, contemplated against the Company to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         A.  MARKET INFORMATION.

         The Company's Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau Incorporated for each quarter during the last two fiscal years were as follows:

          QUARTER ENDED                HIGH              LOW
          -------------                ----              ---
         October 31, 1995             $0.938           $0.250
         January 31, 1996             $0.203           $0.125
         April 30, 1996               $0.719           $0.125
         July 31, 1996                $0.656           $0.250
         October 31, 1997             $0.25            $0.25
         January 31, 1997             $N/A             $0.188
         April 30, 1997               $0.188           $0.156
         July 31, 1997                $0.188           $0.141

         The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

         B.  HOLDERS

         At October 16, 1997 there were approximately 2,100 holders of record of the Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         RESULTS OF OPERATIONS.

         FISCAL 1997 COMPARED TO FISCAL 1996

         The Company's net income for fiscal 1997 was approximately $163,000 as compared to net loss of approximately $394,000 for the year ending July 31, 1996 ("fiscal 1996"). For fiscal 1997, total revenue was approximately $1,352,000 as compared to approximately $1,723,000 in fiscal 1996. The improvement in performance for fiscal 1997 was primarily due to the SMC Agreement. During fiscal 1997 the Company received $750,000 as payment for the license grant and product sold pursuant to the SMC Agreement. Under the terms of the SMC agreement, the Company granted SMC manufacturing and distribution rights (as defined) for Nims products.

         Cost of goods sold expressed as a percentage of product sales was approximately 51% for fiscal 1997 compared to 57% in fiscal 1996. These decreases are due to lower sales and fixed production costs. As described above, during Fiscal 1997, the Company granted SMC certain manufacturing rights for the Company's products, which largely eliminates cost of goods sold and has resulted in expense reductions.

         During fiscal 1997, the Company wrote-down approximately $164,000 of inventory based on a valuation of net realizable value. In fiscal 1996, the Company wrote-down inventory with a cost of approximately $272,000. Net operating loss carry forward for federal income tax purposes, for the Company as of July 31, 1997 was approximately $ 8,901,000.

         Costs and expenses were approximately $1,200,000 for fiscal 1997 compared to $2,153,000 in fiscal 1996. Selling and distribution expenses were approximately $27,000 lower during fiscal 1997, as compared to the same periods in fiscal 1996. Due to the SMC Agreement, the Company is not incurring and does not expect to incur any significant selling expenses. General and administrative expenses were approximately $49,000 lower in fiscal 1997 as compared to fiscal 1996 as a result of decreased expenses associated with securing FDA approvals. Research and development expenses were approximately $37,000 higher in fiscal 1997 as compared to fiscal 1996 due to increased research and development of new products pursuant to the SMC Agreement.

         LIQUIDITY AND CAPITAL RESOURCES

         For the year ended July 31, 1997, Nims primary source of working capital was generated from royalties and licensing fees under the SMC Agreement.

         Working capital at July 31, 1997 was $640,000 as compared to $490,000 at July 31, 1996. The increase in working capital is due to net income generated during fiscal 1997. The significant improvement in working capital for the year ended July 31, 1997 as compared to July 31, 1996 was primarily due to the factors described above.

         Cash provided by operating activities during fiscal 1997 was approximately $489,000 compared to $36,000 during fiscal 1996. The increase in cash provided by operating activities of approximately $453,000 in fiscal 1997 as compared to fiscal 1996 is primarily attributable to an decrease in operating assets (net of liabilities) of $96,000 in fiscal 1997 as compared to an increase of $19,000 in fiscal 1996, and an increase in the Company's net income (net of non-cash charges) of $338,000 during fiscal 1997.

         Cash used in investing activities in fiscal 1997 and fiscal 1996 was approximately $31,000 and $36,000, respectively. Investing activities consist primarily of costs for patents and software production.

         There was no cash provided by financing activities in fiscal 1997 and in fiscal 1996.

         The report of independent auditors on financial statements at and for the two years ended July 31, 1997, contains an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 2 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. Management believes that revenues from the SMC Agreement will generate sufficient cash flow to fund working capital needs and continue operations through fiscal 1998. If revenues generated from the SMC Agreement, do not reach levels sufficient to fund working capital requirements during fiscal 1998, the Company may require further financing to continue operations during fiscal 1998 and in any event may require additional capital to fund research and development efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is submitted in a separate section of this report, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in accountants during the 24 months prior to July 31, 1997.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The current directors and executive officers of the Company are as follows:

                  NAME                   AGE      POSITION

         Marvin A. Sackner, M.D.         65       Chairman of the Board, Chief
                                                  Executive Officer and Director

         Ruth Sackner                    61       Secretary and Director

         Gerard Kaiser, M.D.             65       Director

         Morton J. Robinson, M.D.        65       Director

         Stanley C. Sackner, D.O.        61       Director

         Edward Shapiro                  83       Director


         MARVIN A. SACKNER, M.D. was elected to his positions with the Company in November 1989, upon the Company's acquisition by merger (the "Merger") of all of the capital stock of Non-Invasive Monitoring Systems, Inc., a privately held Florida corporation ("Nims/Fla"). Dr. Sackner co-founded Nims/FLA in 1977 and was the Chairman of the Board from 1981 until October 1989 and Chief Executive Officer from 1985 until the Merger. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 to 1986, Dr. Sackner was consultant to Key Pharmaceutical, Inc. and has been a consultant to the Sherwood Medical Division of American Home Products and Schering-Plough Corporation since 1986. Dr. Sackner was the President of the American Thoracic Society from 1979 to 1980 and was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980.

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

         MORTON J. ROBINSON, M.D. was elected a Director of the Company in November 1989 upon completion of the Merger. Dr. Robinson was a Director of Nims/FLA from 1986 until the Merger. For at least the past 6 years, Dr. Robinson has been a Director of the Department of Pathology and Laboratory Medicine at Mount Sinai.

         STANLEY C. SACKNER, D.O. was elected a Director of the Company in November 1989 upon completion of the Merger. Dr. Sackner was a Director of Nims/FLA from 1986 until the Merger. Dr. Sackner is on honorary staff of Department Anesthesiology at Memorial Hospital in Union, New Jersey.

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

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1997, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with, except that a Form 4 for each of Dr. Marvin A. Sackner and Ruth Sackner reporting certain dispositions of Common Stock during July 1997 was filed approximately ten days late due to an administrative oversight.

ITEM 10. EXECUTIVE COMPENSATION

         A.  SUMMARY COMPENSATION TABLE

         The following compensation table sets forth, for the fiscal years ending July 31, 1997 and 1996, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO"). No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

                                                            Other Annual
                                                Salary      Compensation
NAME AND PRINCIPAL POSITION         YEAR          ($)            ($)
---------------------------         ----        ------      ------------

Marvin A. Sackner
Chairman of the Board, and
Chief Executive Officer             1997        $75,000          --
                                    1996        $48,077          --


         B.       EMPLOYMENT AGREEMENTS

                  None.

         C.       OTHER COMPENSATION

                  None.

         D.       COMPENSATION OF DIRECTORS

                  None.

         E.       TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT.

                  None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding NIMS' Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on October 11, 1997 and giving effect to the Exchange Offer, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:


                                                          No. of Shares of
                                                              Series C                         No. of Shares
                     No. of Shares of                       Convertible                          of Voting
                       Common Stock       Percentage of    Preferred Stock        Percentage     Securities        Percentage of
 Name and Address     Beneficially         Beneficial       Beneficially          Percentage    Beneficially        Beneficial
 Identity of Group      Owned (1)          Ownership           Owned              of Class        Owned (1)         Ownership
 ---------------------------------------------------------------------------------------------------------------------------------
 Marvin A.             3,198,779 (2)          25.0%           36,855.92 (2)         59.4%        3,235,634.9(2)        26.0%
 Sackner, M.D.
 1840 West Avenue
 Miami Beach, FL
 33139

 ----------------------------------------------------------------------------------------------------------------------------------
 Ruth Sackner          3,198,779 (2)          25.0%           36,855.92 (2)         59.4%         3,235,634.9(2)           26.0%
 1840 West Avenue
 Miami Beach, FL
 33139

 ----------------------------------------------------------------------------------------------------------------------------------
 Stanley C.              249,909 (4)           2.0%            1,198.19  (4)        0.9%           251,107.19(4)          2.0%
 Sackner, D.O.
 1840 West Avenue
 Miami Beach, FL
 33139

 ----------------------------------------------------------------------------------------------------------------------------------
 Morton J.                76,159                *              1,073.19             1.7%            77,232.19(3)            *
 Robinson, M.D.
 1840 West Avenue
 Miami Beach, FL
 33139

 ----------------------------------------------------------------------------------------------------------------------------------
 Edward Shapiro           26,250(5)             *               525.00(5)           *               26,775.00(5)            *
 1840 West Avenue
 33139

 ----------------------------------------------------------------------------------------------------------------------------------
 Gerard Kaiser,            4,875(6)            *                 75.00(6)           *               4,950.00(6)             *
 M.D.
 1840 West Avenue
 Miami Beach, FL
 33139

 ----------------------------------------------------------------------------------------------------------------------------------
 All executive         3,555,972(2)-(6)       27.0%          39,727.30 (2)-(8)     62.0%        3,595,699.28            28.0%
 officers and                                                                                         (2)-(6)
 Directors as a
 group (6 persons)



---------------------------
* Less than 1%

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

(2) Represents securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse.

(3) Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson's medical practice. Does not include securities held by trust established for the benefit of Dr. Robinson's children, in which securities he disclaims beneficial ownership.

(4) Includes shares of Common Stock held by a pension plan established in connection with Dr. Stanley Sackner's medical practice and securities held jointly by Dr. Sackner and his spouse.

(5) Includes securities held jointly by Mr. Shapiro and his spouse.

(6) Includes shares of Common Stock held by Dr. Kaiser's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a).  EXHIBITS

        EXHIBIT NO.               DESCRIPTION OF EXHIBITS
        -----------               -----------------------

           3(a)           -  Articles of Incorporation, as amended(1)

            (b)           -  By-Laws, as amended(2)

           4(a)           -  Form of Certificate evidencing shares of Common
                             Stock(3)

          10(c)           -  Revised SMC Agreement(4)

          21              -  Subsidiaries of the Company (2)

          27              -  Financial Data Schedule (SEC use only)



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

(4) Included as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated here by reference.

(b).  REPORTS ON FORM 8-K

      None.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                               Form 10-KSB-Item 13
                          Index to Financial Statements




                                    CONTENTS

The following consolidated financial statements of Non-Invasive Monitoring Systems, Inc. and subsidiaries are included in Item 7:

         Consolidated Balance Sheet--July 31, 1997

         Consolidated Statements of Operations and Accumulated Deficit--Years ended July 31, 1997 and 1996

         Consolidated Statements of Cash Flows--Years ended July 31, 1997 and
         1996

         Notes to Consolidated Financial Statements--July 31, 1997

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 13) present fairly, in all material respects, the consolidated financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries at July 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

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




                                                          /s/ ERNST & YOUNG LLP

Miami, Florida
September 30, 1997

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries


                           Consolidated Balance Sheet

                                  July 31, 1997

ASSETS
Current assets:
   Cash and cash equivalents                                           $   646,261
   Accounts and royalties receivable                                        93,905
   Prepaid expenses and other current assets                                10,313
                                                                       -----------
Total current assets                                                       750,479
Property and equipment:
   Furniture and equipment                                                 695,428
   Leasehold improvements                                                   15,731
                                                                       -----------
                                                                           711,159
   Less accumulated depreciation and amortization                         (616,339)
                                                                       -----------
                                                                            94,820
Other assets:
   Patent costs, net of accumulated amortization of $144,284               253,326
   Other assets                                                              3,770
                                                                       -----------
Total other assets                                                         257,096
                                                                       -----------
Total assets                                                           $ 1,102,395
                                                                       ===========


             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                  July 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $     25,775
   Accrued expenses                                                               84,638
                                                                            ------------
Total current liabilities                                                        110,413

Shareholders' equity:
   Convertible Preferred Stock, $1.00 par value,
     1,000,000 shares authorized:
     Series B--100 shares issued and outstanding
     (liquidation preference of $100 per share,
     aggregating $10,000)                                                            100
     Series C--62,048 shares issued and outstanding                               62,048
   Common Stock, $.01 par value, 100,000,000 shares
     authorized, 12,439,729 issued and outstanding                               124,398
Additional paid-in capital                                                    10,693,127
Accumulated deficit                                                           (9,887,691)
                                                                            ------------
Total shareholders' equity                                                       991,982
                                                                            ------------
Total liabilities and shareholders' equity                                  $  1,102,395
                                                                            ============



SEE ACCOMPANYING NOTES.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

          Consolidated Statements of Operations and Accumulated Deficit

                                                                 YEARS ENDED JULY 31
                                                                1997              1996
                                                           ------------       ------------
Revenues
   Product sales                                           $    513,473       $  1,712,248
   License revenue and product sales under Joint
     Development, Manufacturing and Marketing
     Agreement                                                  750,000                 --
   Royalty income                                                88,509             10,384

                                                           ------------       ------------
Total Revenue                                                 1,351,982          1,722,632

Costs and expenses:
   Cost of goods sold                                           261,950            978,695
   Write-down of inventory                                      164,072            272,033
   Amortization of software production costs                         --             90,000
   Selling, general and administrative                          413,810            489,842
   Research and development                                     360,081            322,780
                                                           ------------       ------------
Total costs and expenses                                      1,199,913          2,153,350

Income (loss) from operations                                   152,069           (430,718)

Other income                                                     10,834             36,578
                                                           ------------       ------------
Net income (loss)                                               162,903           (394,140)
Accumulated deficit at beginning of period                  (10,050,594)        (9,656,454)
                                                           ------------       ------------
Accumulated deficit at end of period                       $ (9,887,691)      $(10,050,594)
                                                           ============       ============

Average common shares outstanding                            12,439,729         12,439,729
                                                           ============       ============

Income (loss) per common share                             $       0.01       $      (0.03)
                                                           ============       ============



SEE ACCOMPANYING NOTES.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                               YEARS ENDED JULY 31
                                                               1997           1996
                                                            ---------       ---------
OPERATING ACTIVITIES
Net income (loss)                                           $ 162,903       $(394,140)
Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
     Depreciation and amortization                             65,324         168,130
     Write down of patent costs                                    --           8,370
     Write down of inventory                                  164,072         272,033
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts and
         royalties receivable                                 538,637        (523,790)
       Decrease in inventories                                 92,970          14,262
       Decrease in prepaid expenses and other
         current assets                                         6,365          25,861
       Decrease in deferred costs                              37,606              --
       (Increase) in other assets                              (3,770)             --
       Increase (decrease) in accounts payable
         and accrued expenses                                (491,584)        394,017
       (Decrease) increase in customer deposits               (84,000)         71,017
                                                            ---------       ---------
Net cash provided by operating activities                     488,523          35,760

INVESTING ACTIVITIES
Purchases of plant and equipment                                   --          (7,121)
Patent costs                                                  (31,354)        (29,316)
                                                            ---------       ---------
Net cash (used in) investing activities                       (31,354)        (36,437)

Net decrease in cash and cash equivalents                     457,169            (677)
Cash and cash equivalents at beginning of period              189,092         189,769
                                                            ---------       ---------
Cash and cash equivalents at end of period                  $ 646,261       $ 189,092
                                                            =========       =========


SEE ACCOMPANYING NOTES.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  July 31, 1997


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONSOLIDATION

The consolidated financial statements include the accounts of Non-Invasive Monitoring Systems, Inc. (the Company) and its wholly-owned subsidiary, Non-Invasive Monitoring Systems of Florida, Inc. (NIMS, FL), and Respitrace Corporation, the wholly-owned subsidiary of NIMS, FL. All significant intercompany balances have been eliminated in consolidation. Respitrace Corporation did not have any operations during the 1997 or 1996 fiscal years.

Prior to December 1996, the Company was engaged in the manufacture, sale and service of computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed upon the body's surface. In December 1996, the Company sold non-exclusive and, in one case, exclusive production and distribution rights to its products. The Company intends to focus primarily in development of existing products and the development of new products. The Company holds patents on various devices. See Note 2.

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

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE PRODUCTION COSTS

The Company deferred certain software production costs in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED (FAS 86). The Company has capitalized no software production costs in 1997 or 1996. These deferred costs were fully amortized in the year ended July 31, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less from the date purchased to be cash equivalents.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with provisions of SFAS 123, to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations treatment for its stock plan. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

Deferred tax assets:
   Net operating loss carryforwards                          $3,349,619

Deferred tax liability:
   Depreciation and amortization                                 58,433
                                                             ----------
   Net deferred tax asset                                     3,291,186
   Valuation allowance for net deferred tax asset             3,291,186
                                                             ----------
Net deferred tax asset                                       $       --
                                                             ==========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,291,000 valuation allowance at July 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $62,000. At July 31, 1997, the Company has available net operating loss carry forwards of $8,901,000, which will expire as follows: $804,000 in 2001, $429,000 in 2002, $755,000 in 2004, $190,000 in 2005, $2,072,000 in 2006, $1,736,000 in
2007, $1,651,000 in 2008, $861,000 in 2009, $5,000 in 2010 and $398,000 in 2012.

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

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

License fees revenue under joint development, manufacturing and marketing agreement is recognized when these rights are granted, the Company has no further obligation, and the collectibility of the fees is assured.

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share has been calculated based upon the weighted average number of shares outstanding each year. Although they are deemed common share equivalents, outstanding options are not considered because they would be anti-dilutive or have no effect. Conversion of convertible preferred stock has not been considered in the calculation of loss per common share because the conversions would be anti-dilutive or would have no effect.

In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, EARNINGS PER SHARE, which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter ending January 31, 1998, and upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter January 31, 1998 is not permitted. The restated basic and diluted earnings or loss per share to be reported upon adoption of SFAS No. 128 will not differ from amounts reported under existing accounting rules for all periods reported by the Company through July 31, 1997.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS No. 121 had no impact on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications of 1996 amounts have been made to conform to the 1997 financial statement presentation.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

2. PRODUCT DISTRIBUTION AND PRODUCTION RIGHTS

During fiscal 1994, the Company established a strategic alliance with SensorMedics Corp. (SensorMedics) to undertake marketing of the Company's products. Effective October 1, 1995, the Company entered into an agreement extending this alliance for an additional two years, through August 31, 1997. Under the terms of this agreement, the Company granted exclusive worldwide distribution rights (as defined) for certain products. SensorMedics was required to purchase minimum quantities of the Company's products to maintain these exclusive distribution rights.

During December 1996, the Company agreed to amend the terms of the agreement with SensorMedics. The amended agreement, among other things, granted to SensorMedics, for $500,000 and ten years, the nonexclusive right to manufacture and distribute the Company's principal monitoring devices, as well as, an exclusive right to manufacture and distribute the Company's disposable products. The Company recognized the $500,000 as revenue in 1997. The Company also agreed to develop a diagnostic device for SensorMedics for $250,000. This device was delivered in June 1997 and the Company has recorded this revenue in 1997. The Company will also receive a minimum royalty payment of $100,000 for each calendar year ended December 31, 1997 and 1998 from SensorMedics and ongoing royalties based on a percentage of net sales of the products sold by SensorMedics. SensorMedics also purchased, at cost, all usable raw material inventory used in the manufacturing of the Company's principal monitoring devices for approximately $200,000.

Management believes that this agreement, as well as other ventures with other third parties that the Company is pursuing, will allow the Company to focus its efforts on research and development activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classifications of liabilities that might result from the possible inability of the Company to continue as a going concern.

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

3. INVENTORIES

During the fourth fiscal quarter of the year ended July 31, 1997, the Company wrote off its inventory balance with a cost of approximately $164,000. This inventory was not purchased by SMC due to their manufacturing plans of the Company's products. During the fourth quarter of the year ended July 31, 1996, the Company wrote off certain inventory with a cost of $272,033.

4. RELATED PARTY TRANSACTIONS

The Company is entitled to receive royalties from products sold by certain former shareholder/ officers that were developed by the Company in prior years and are now manufactured by independent third parties. In connection with these agreements, the Company earned royalties of approximately $ 24,000 and $10,400 during the years ended July 31, 1997 and 1996, respectively.

The Company's Chairman of the Board and Chief Executive Officer holds an honorary executive medical staff position at a local health care institution (Mount Sinai Medical Center of Greater Miami) that purchases devices and other equipment from the Company. Sales to this institution totaled approximately $ 71,000 and $32,000 during the years ended July 31, 1997 and 1996, respectively. Sales to this health care institution were at a discount of 15% to 50% from the Company's published list prices.

5. COMMON STOCK

At July 31, 1997, a total of 1,803,700 shares of the Company's Common Stock have been reserved under various grants of options and for conversion of the Series B and Series C Convertible Preferred Stock. Of the total shares reserved, 2,500 and 1,551,200 shares have been reserved for the conversion of Series B and Series C Convertible Preferred Stock, respectively. The remaining shares were reserved for issuance under various grants of options.

6. CONVERTIBLE PREFERRED STOCK

The Series B Convertible Preferred Stock has a liquidation preference of $100 per share and provides for a noncumulative dividend of $10 per share, if declared.

The Series C Convertible Preferred Stock has a liquidation preference of $1.00 per share, is convertible into 25 shares of Common Stock at a conversion premium of $4.20 per share of

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

Common Stock, is redeemable at the option of the Company commencing in 1994 at $.40 per share and provides for a noncumulative dividend of $.40 per share, if declared.

Holders of the Company's Series B and Series C Convertible Preferred Stock are entitled to one vote for each share held.

7. STOCK OPTIONS

The Company has a Stock Option Plan (the Plan) for key officers and employees of the Company. The Company has reserved 250,000 shares of Common Stock under the Plan. No options have been granted since the Plan's inception.

8. OTHER INFORMATION

During the year ended July 31, 1997 and 1996, one customer (SensorMedics) accounted for 100% and 89% of product sales, respectively. During the year ended July 31, 1997, this same customer accounted for 97% of license revenue and product sales under joint development, manufacturing and marketing agreement and royalty income

Accrued expenses at July 31, 1997 consisted of the following:

         Accrued wages                                $48,638
         Accrued professional fees                     36,000
                                                      =======
                                                      $84,638
                                                      =======

9. COMMITMENTS AND CONTINGENCIES

In recognition of the ongoing contributions of a health care institution (Note
5) to the Company's research and marketing activities, the Company agreed to pay minimum royalties of $50,000 per calendar year from 1987 through December 1995. Royalties of $20,833 are included in selling expenses in the consolidated statements of operations and accumulated deficit for the years ended July 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: October 27, 1997                  By: /s/ MARVIN A. SACKNER
                                             ---------------------
                                             Marvin A. Sackner,
                                             Chairman of the Board


------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



       SIGNATURES                                    TITLE                          DATE
       ----------                                    -----                          ----


 /s/ MARVIN A. SACKNER                    Chairman of the Board, Chief          October 27, 1997
-------------------------------           Executive Officer and Director
 MARVIN A. SACKNER


/s/ MORTON J. ROBINSON                    Director                              October 27, 1997
-------------------------------
 MORTON J. ROBINSON


 /s/ RUTH SACKNER                         Director and Secretary                October 27, 1997
-------------------------------
 RUTH SACKNER


 /s/ STANLEY C. SACKNER                   Director                              October 27, 1997
-------------------------------
 STANLEY C. SACKNER

 /s/ EDWARD SHAPIRO                       Director                              October 27, 1997
-------------------------------
 EDWARD SHAPIRO

 /s/ GERARD KAISER                        Director                              October 27, 1997
-------------------------------
 GERARD KAISER
