Form 10QSB
period 1997-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1997-12-15
CIK 720762

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997
                               ----------------

             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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



                                 (305) 534-3694
                                 ---------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ----    ----


Number of shares of the registrant's common stock outstanding as of December 12, 1997 is 12,439,729.

This document consists of 12 pages.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets -- July 31, 1997 and October 31, 1997.

         Condensed consolidated statements of operations--Three Months Ended October 31, 1996 and 1997

         Condensed consolidated statements of cash flows--Three Months Ended October 31, 1996 and 1997

         Notes to condensed consolidated financial statements--October 31, 1997

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    July 31, 1997       October 31,1997
                                                                       (Note)              (Unaudited)
                                                                        ----               ---------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                           $   646,261            $ 517,083
 Accounts and royalties receivable                                        93,905               41,221
 Prepaid expenses and other current assets                                10,313                6,337
                                                                     -----------            ---------
TOTAL CURRENT ASSETS                                                     750,479              564,641

PROPERTY AND EQUIPMENT
 Furniture and equipment                                                 695,428              695,428
 Leasehold improvements                                                   15,731               15,731
                                                                     -----------            ---------
                                                                         711,159              711,159
Less accumulated depreciation
 and amortization                                                       (616,339)            (630,078)
                                                                     -----------            ---------
                                                                          94,820               81,081

Patent costs, net of accumulated amortization
of $149,706 in October and $144,284 in July                              253,326              256,601
                                                                           3,770                3,770
                                                                     -----------            ---------

OTHER ASSETS                                                             257,096              260,371
                                                                     -----------            ---------

                                                                     $ 1,102,396            $ 906,093
                                                                     -----------            ---------

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    July 31, 1997       October 31, 1997
                                                                        (Note)             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        25,775               16,061
  Accrued expenses                                                        84,638               66,370
                                                                     -----------        -------------
 TOTAL CURRENT LIABILITIES                                               110,413               82,431

SHAREHOLDERS' EQUITY
  Convertible Preferred Stock, $1.00
      par value, 1,000,000 shares authorized:
      Series B: (liquidation preference
      of $100 per share, aggregating
      $ 10,000                                                               100                  100
      Series C: 62,048 shares issued
      and outstanding                                                     62,048               62,048
  Common Stock, $.01 par value,
    100,000,000 shares authorized,
    12,439,729 issued and outstanding                                    124,398              124,398
  Additional Paid-in capital                                          10,693,127           10,693,126
  Accumulated deficit                                                 (9,887,691)         (10,056,011)
                                                                     -----------        -------------

Total shareholder's equity                                               991,982              823,662
                                                                     -----------        -------------
Total liabilities and shareholders equity                            $ 1,102,395        $     906,093
                                                                     -----------        -------------



Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            Three Months Ended
                                                                                 October 31,

                                                                          1996                 1997
                                                                          ----                 ----
Revenues
Product sales                                                        $   280,301          $    21,438
License revenue and product sales under Joint
  Development, Manufacturing and Marketing
  Agreement

Royalty income                                                             3,600               28,600
                                                                     -----------          -----------
  Total revenue                                                          283,901               50,038

Operating Expenses:
 Cost of goods sold                                                      124,221                  762
 Cost of goods sold under
  Joint Development,
  Manufacturing and Marketing
  Agreement
  Amortization of software
  production costs                                                        22,500                   --
Selling, and distribution                                                  1,166                1,525
General and administrative                                                93,497              111,460
Research and development                                                  75,262              109,505
                                                                     -----------          -----------
Total operating expenses

LOSS FROM OPERATIONS                                                     (32,745)            (173,214)

Interest income                                                               --                4,144
Other income                                                               2,562                  750
                                                                     -----------          -----------
NET (LOSS)                                                           $   (30,183)         $  (168,320)
                                                                     ===========          ===========

AVERAGE COMMON SHARES
 OUTSTANDING                                                          12,439,729           12,439,729

(LOSS) INCOME PER
COMMON SHARE                                                         $    (0.002)         $    (0.014)
                                                                     ===========          ===========


See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            Three Months Ended
                                                                                 October 31,

                                                                         1996                 1997
                                                                         ----                 ----
OPERATING ACTIVITIES
Net (loss) income                                                    $  ( 30,183)           $(168,320)
Adjustment to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                                         39,365               19,161

Changes in operating assets and liabilities:
    Decrease in accounts and
     royalties receivable                                                546,234               52,684
    Decrease (Increase) in inventories                                    (8,731)                  --
    Decrease in prepaid expenses
     and other current assets                                                 --                3,976
    Decrease in accounts
     payable and accrued expenses                                       (523,586)             (31,752)

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                   23,099             (124,251)

INVESTING ACTIVITIES
  Purchases of plant and equipment                                            --                   --
  Patent costs                                                            (3,574)              (4,927)
                                                                     -----------            ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (3,574)              (4,927)
                                                                     -----------            ---------
INCREASE (DECREASE) IN CASH                                               19,525             (129,178)

CASH AT BEGINNING OF PERIOD                                              189,092              646,261
                                                                     -----------            ---------

CASH AT END OF PERIOD                                                $   208,617            $ 517,083
                                                                     -----------            ---------

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1997.

NOTE B--INVENTORIES

During the fourth fiscal quarter of the year ended July 31, 1997, the Company wrote off its inventory balance with a cost of approximately $164,072.
The following discussion contains, in addition to historical information, forward looking statements with respect to Non-Invasive Monitoring Systems, Inc. (the "Company") that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; dependence on SensorMedics Corporation ("SMC"); competition; dependence on management; risk related to proprietary rights; and other factors discussed in this Report and the Company's filings with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

          Prior to December 1996, the Company's products were distributed exclusively by SMC, a subsidiary of Thermo Electron Corporation. In December 1996, the Company and SMC, amended the terms of their existing arrangement and entered into a Joint Development, Manufacturing and Marketing Agreement (the "SMC Agreement") pursuant to which the Company granted SMC the exclusive rights to manufacture the Company's Respibands and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. In exchange for such rights, Nims received or will receive certain fixed payments from SMC, as well as ongoing royalties. The Company has also developed a new sleep diagnostic device to be manufactured and marketed exclusively by SMC. SMC also produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

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

Results of Operations

Revenue for the three month period ended October 31, 1997 was approximately $50,000 as compared to approximately $284,000 for the three month period ended October 31, 1996. The decrease was due to decreased sales to SMC during the 1997 period.

Royalty income increased approximately $25,000 to $28,600 during the 1997 period as compared to the 1996 period as a result of the minimum royalties earned under the SMC Agreement.

Cost of goods sold expressed as a percentage of product sales was approximately 4% during the three month period ended October 31, 1997 compared to approximately 44% for the 1996 period. As described above, in December 1996, the Company granted SMC certain manufacturing rights for the Company's products, which largely eliminated product sales and cost of goods sold and has resulted in expense reductions.

General and administrative expenses were approximately $18,000 higher for the 1997 period as compared to the 1996 period.

Research and development expenses were approximately $34,000 higher for the 1997 period as compared to the 1996 period, due to increased research and development of new products pursuant to the SMC Agreement and otherwise.

Nims incurred a net loss of $168,320 in the 1997 period as compared to a net loss of $30,183 in the 1996 period as a result of the factors described above.





Liquidity and Capital Resources

As of October 31, 1997, Nims primary source of working capital was generated from royalties under the SMC Agreement.

Working capital at October 31, 1997 was approximately $482,000 as compared to approximately $495,000 at October 31, 1996. The decrease in working capital is primarily due to cash used for operations during the three month period ended October 31, 1997.

Management believes that current working capital levels and anticipated revenues from the amended SMC Agreement will generate sufficient cash flows to meet working capital needs and continue operations for the fiscal year ending July 31, 1998. If revenues generated from the SMC Agreement, as amended, do not reach levels sufficient to fund working capital requirements the Company may require further financing to continue operations during fiscal year ending July 31, 1998 and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

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

                                 NON-INVASIVE MONITORING SYSTEMS, INC.
                                 Registrant

Date:  December 15, 1997         By:  /s/ Marvin A. Sackner
                                    -------------------------------
                                 Marvin A. Sackner, as Chairman and
                                 Principal Executive Officer