Form 10QSB
period 1998-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1998-03-16
CIK 720762

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________


                         Commission file number 0-13176


                     NON-INVASIVE MONITORING SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                          59-2007840
 ------------------------------                        ----------------------
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


                                 (305) 534-3694
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   -----       -----

Number of shares of the registrant's common stock outstanding as of March 12, 1998 is 12,439,729.

This document consists of 11 pages.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets -- July 31, 1997 and January 31, 1998.

         Condensed consolidated statements of operations--Three Months Ended January 31, 1997 And 1998

         Condensed consolidated statements of cash flows--Three and Six Months Ended January 31, 1997 And 1998

         Notes to condensed consolidated financial statements--January 31, 1998

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

                     NON-INVASIVE MONITORING SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       July 31, 1997   January 31, 1998
                                                           (Note)         (Unaudited)
                                                        -----------    -----------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                              $   646,261       $   415,691
 Accounts and royalties receivable                           93,905            51,660
 Prepaid expenses and other current assets                   10,313             1,571
                                                        -----------       -----------
                                                            750,479           468,922
PROPERTY AND EQUIPMENT
 Furniture and equipment                                    695,428           696,904
 Leasehold improvements                                      15,731            15,731
                                                        -----------       -----------
                                                            711,159           712,635
Less accumulated depreciation
  and amortization                                         (616,339)          641,509
                                                        -----------       -----------
                                                             94,820            71,126
OTHER ASSETS

Patent costs, net of accumulated amortization
of security deposits $155,392 in January and
$144,284 in July                                            253,326           265,215
                                                              3,770             3,770
                                                        -----------       -----------
                                                            257,096           268,985
                                                        -----------       -----------
                                                        $ 1,102,395       $   809,033
                                                        -----------       -----------

                     NON-INVASIVE MONITORING SYSTEMS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       July 31, 1997     January 31, 1998
                                                           (Note)           (Unaudited)
                                                        ------------     ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $     25,775       $     78,490
  Accrued expenses                                            84,638             25,926
                                                        ------------       ------------
                                                             110,413            104,416



SHAREHOLDERS' EQUITY

  Convertible Preferred Stock, $1.00
      par value, 1,000,000 shares authorized:
      Series B: (liquidation preference
      of $100 per share, aggregating $10,000                     100                100
      Series C: 62,048 shares issued
      and outstanding                                         62,048             62,048
  Common Stock, $.01 par value,
    100,000,000 shares authorized,
    12,439,729 issued and outstanding                        124,398            124,398
  Additional Paid-in capital                              10,693,127         10,693,127
  Accumulated deficit                                     (9,887,691)       (10,175,056)
                                                        ------------       ------------

  Total shareholder's equity                                 991,982            704,617
                                                        ------------       ------------
  Total liabilities and shareholders equity             $  1,102,395       $    809,033
                                                        ------------       ------------




Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.



See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended                  Six Months Ended
                                                                 January 31,                        January 31,
                                                           1997              1998               1997               1998
                                                       ------------      ------------       ------------      ------------
REVENUES:
 Product sales                                          $    157,512      $     38,973       $    437,813      $     60,411
 License revenue and product sales under Joint
   Development, Manufacturing and Marketing
   Agreement                                                 388,251                --            388,251                --
 Royalty income                                               11,933            28,600             15,533            57,200
                                                        ------------      ------------       ------------      ------------
 Total revenue                                               557,696            67,573            841,597           117,611

OPERATING EXPENSES:
Cost of goods sold                                            66,573               666            190,794             1,428
Cost of goods sold under
  Joint Development,
  Manufacturing and Marketing Agreement                      138,251                --            138,251                --
Amortization of software
   production costs                                           15,000                --             37,500                --
Selling, and distribution                                      4,935             3,006              6,101             4,531
General and administrative                                   119,851            95,686            213,348           207,146
Research and development                                      94,174            90,757            169,436           200,262
                                                        ------------      ------------       ------------      ------------
Total operating expenses                                     438,784           190,115            755,430           413,367

INCOME (LOSS) FROM OPERATIONS                                118,912          (122,542)            86,167          (295,756)

Interest income                                                   --
Other income                                                   3,601             3,497              6,163             8,391
                                                        ------------      ------------       ------------      ------------

NET INCOME (LOSS)                                       $    122,513      $   (119,045)      $     92,330      $   (287,365)
                                                        ============      ============       ============      ============

AVERAGE COMMON SHARES OUTSTANDING                         12,439,729        12,439,729         12,439,729        12,439,729

INCOME (LOSS) PER COMMON SHARE                          $       0.01      $       0.01       $       0.01      $       0.01
                                                        ============      ============       ============      ============



See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended
                                                               January 31,
                                                          1997            1998
                                                        ---------       ---------
OPERATING ACTIVITIES
Net (loss) income                                       $  92,303       $(287,365)
Adjustment to reconcile net loss to
   net cash provided by operating activities:
Depreciation and amortization                              69,797          36,278
  Changes in operating assets and liabilities:
    Decrease in accounts and
     royalties receivable                                 362,102          42,245
    Decrease in inventories                               152,943              --
    Decrease in prepaid expenses
     and other current assets                               5,653           8,742
    Decrease in accounts
     payable and accrued expenses                        (449,085)         (5,997)

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                   233,713        (206,097)

INVESTING ACTIVITIES                                           --              --

  Purchases of plant and equipment                         (4,839)         (1,476)
  Patent costs                                            (19,457)        (22,997)
                                                        ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                     (24,296)        (24,473)

INCREASE (DECREASE) IN CASH                               209,417        (230,570)

CASH AT BEGINNING OF PERIOD                               189,092         646,261
                                                        ---------       ---------

CASH AT END OF PERIOD                                   $ 398,509       $ 415,691
                                                        ---------       ---------



See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                January 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1997.

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

RESULTS OF OPERATIONS

Revenue for the three and six month periods ended January 31, 1998 was approximately $68,000 and $118,000 respectively as compared to approximately $558,000 and $842,000 for the same periods in the prior year. The decrease was due to decreased sales to SMC during the 1998 period as compared to the 1997 period and also to the fact that the 1997 period included certain non-recurring license revenues under the SMC agreement.

Royalty income increased approximately $17,000 to $42,000 during the three and six month periods ended January 31, 1998 period as compared to the same period 1997 as a result of the minimum royalties earned under the SMC Agreement.

General and administrative expenses decreased approximately $24,000 and $6,000 during the three and six month period ended January 31, 1998 as compared to the same periods in 1997, due to the overall reduction in the Company's operations that included among others, reduction in personnel.

Research and development expenses increased approximately $31,000 during the six month period ended January 31, 1998 as compared to the same period in 1997, due to increased research and development of new products pursuant to the SMC Agreement and otherwise.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1998, Nims primary source of working capital was generated from royalties under the SMC Agreement.

Working capital at January 31, 1998 was approximately $364,000 as compared to approximately $640,000 at July 31, 1997. The decrease in working capital is primarily due to cash used for operations during the six month period ended January 31, 1998.

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

                                        NON-INVASIVE MONITORING SYSTEMS, INC.
                                        Registrant



Date:  March 15, 1998                   By:  /s/ Marvin A. Sackner
                                             ----------------------------------
                                             Marvin A. Sackner, as Chairman and
                                             Principal Executive Officer