Form 10QSB
period 1998-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1998-06-15
CIK 720762

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 1998

                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0-13176

                      NON-INVASIVE MONITORING SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                               59-2007840
-------------------------------                           ----------------------
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

Number of shares of the registrant's common stock outstanding as of June 10, 1998 is 16,514,726.

This document consists of 11 pages.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets -- July 31, 1997 and April 30, 1998.

         Condensed consolidated statements of operations--Three and Nine Months Ended April 30, 1997 and 1998

         Condensed consolidated statements of cash flows--Nine Months Ended April 30, 1997 and 1998

         Notes to condensed consolidated financial statements--April 30, 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JULY 31, 1997  APRIL 30, 1998
                                                        (NOTE)       (UNAUDITED)
                                                        ------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                          $   646,261    $   531,317
  Accounts and royalties receivable                       93,905         17,815
  Prepaid expenses and other current assets               10,313          4,000
                                                     -----------    -----------
                                                         750,479        553,132

 Property and equipment:
  Furniture and equipment                                695,428        715,038
  Leasehold improvements                                  15,731         15,731
                                                     -----------    -----------
                                                         711,159        730,769
Less accumulated depreciation and amortization          (616,339)      (651,924)
                                                     -----------    -----------
                                                          94,820         78,845

Other assets:
 Patent costs, net of accumulated
 amortization of $161,543 in April
 and $144,284 in July                                    253,326        291,238
 Security deposits                                         3,770          3,770
                                                     -----------    -----------
                                                         257,096        295,008
                                                     -----------    -----------

Total assets                                         $ 1,102,396    $   926,985
                                                     -----------    -----------


Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                                                  JULY 31, 1997  APRIL 30, 1998
                                                     (NOTE)        (UNAUDITED)

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
  Accounts payable                                $     25,775     $     45,564
  Accrued expenses                                      84,638           76,838
                                                  ------------     ------------
Total current liabilities                              110,413          122,402

Shareholders' equity
 Convertible Preferred Stock, $1.00 par
 value, 1,000,000 shares authorized:
Series B: (liquidation preference of
 $100 per share, aggregating $10,000)                      100              100
Series C: 62,048 shares issued and
 outstanding                                            62,048           62,048
Common Stock, $.01 par value,
 100,000,000 shares authorized,
 16,514,726 issued and outstanding                     124,398          165,148
Additional Paid-in capital                          10,693,127       10,896,877
Accumulated deficit                                 (9,887,691)     (10,319,590)
                                                  ------------     ------------
Total shareholders' equity                             991,982          804,583
                                                  ------------     ------------
Total liabilities and shareholders' equity        $  1,102,395     $    926,985
                                                  ------------     ------------



Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           THREE MONTHS ENDED APRIL 30             NINE MONTHS ENDED APRIL 30

                                            1997                 1998              1997               1998
                                            ----                 ----              ----               ----
Revenues:
 Product sales                           $     78,958       $      7,321        $    516,771       $     67,732
 License revenue and product sales
  under Joint Development,
  Manufacturing and Marketing
  Agreement                                   250,000                 --             638,251                 --
 Royalty income                                28,600             28,600              44,133             85,800
                                         ------------       ------------        ------------       ------------
Total revenue                                 357,558             35,921           1,199,155            153,532

Operating Expenses:
 Cost of goods sold                            65,377                833             256,171              2,261
 Cost of goods sold under Joint
  Development, Manufacturing and
  Marketing Agreement                              --                 --             138,251                 --
 Amortization of software
  production costs                                 --                 --              37,500                 --
  Selling and distribution                      2,139             11,084               8,240             15,615
  General and administrative                  108,336             79,722             321,684            286,868
  Research and development                     94,363             93,329             263,799            293,591
                                         ------------       ------------        ------------       ------------
Total operating expenses                      270,215            184,968           1,025,645            598,335

(Loss) income from operations                  87,343           (149,047)            173,510           (444,803)


Other income                                    1,926              4,513               8,089             12,904
                                         ------------       ------------        ------------       ------------
Net income (loss)                        $     89,269       $   (144,534)       $    181,599       $   (431,899)

Average common shares
 outstanding                               12,439,729         16,514,726          12,439,729         16,514,726

Income (loss) per common share           $       0.01       $       0.01        $       0.01       $       0.01



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                NINE MONTHS ENDED APRIL 30,

                                                  1997             1998
                                                  ----             ----
OPERATING ACTIVITIES

Net (loss) income                              $ 181,599        $(431,899)
Adjustment to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization                 84,091           52,844
    Changes in operating assets and
    liabilities:
       Decrease (Increase) in accounts
         and royalties receivable               (526,165)          76,090
       Increase in inventories                  (159,189)              --
       Decrease (Increase) in prepaid
        expenses and other current
        assets                                     2,704            6,313
       Increase (Decrease) in accounts
        payable and accrued expenses            (431,033)          11,989
       Decrease in customer deposits             (84,000)              --
                                               ---------
Net cash used in operating activities           (438,715)        (284,663)

INVESTING ACTIVITIES
Purchases of plant and equipment                 (12,742)         (19,610)
Patent Costs                                     (31,612)         (55,171)
                                               ---------        ---------
Net cash (used in) investing activities          (44,354)         (74,781)


FINANCING ACTIVITY
Proceeds from private offering of
 common stock                                         --          244,500


(Decrease) increase in cash                      394,361         (114,944)
Cash at beginning of period                      189,092          624,261
                                               ---------        ---------
Cash at end of period                          $ 583,453        $ 531,317
                                               ---------        ---------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



April 30, 1998



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1997.



NOTE B--INVENTORIES

During the fourth fiscal quarter of the year ended July 31, 1997, the Company wrote off its inventory balance with a cost of approximately $164,072.



NOTE C--COMMON STOCK

On April 30, 1998, the Company completed a private offering of 4,074,997 shares of common stock to certain directors, executive offices and employees of the Company at a price of $.06 per share for total proceeds of $244,500.

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



INTRODUCTION
------------

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

RESULTS OF OPERATIONS
---------------------

Total revenue for the three and nine month periods ended April 30, 1998 was approximately $36,000 and $153,000 respectively as compared to approximately $357,000 and $1,200,000 for the same periods in the prior year. The decrease was due to decreased sales to SMC during the 1998 period as compared to the 1997 period and also to the fact that the 1997 periods included certain non-recurring license revenues of $250,000 and $500,000 as payment for the license grant under the SMC agreement.

Royalty income remained the same during the three month period ended April 30, 1998 as compared to the 1997 period. Royalty income increased by approximately $40,000 during the nine month period ended April 30, 1998 as compared to the 1997 period due to minimum royalties earned under the SMC Agreement.

General and administrative expenses decreased approximately $29,000 and $34,000 during the three and nine month period ended April 30, 1998 as compared to the same periods in 1997.

Research and development expenses increased approximately $30,000 during the nine month period ended April 30, 1998 as compared to the same period in 1997, due to increased research and development of new products pursuant to the SMC Agreement and otherwise.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at April 30, 1998 was approximately $430,000 as compared to approximately $640,000 at July 31, 1997. The decrease in working capital is primarily due to cash used for operations during the nine month period ended April 30, 1998, offset by the funds raised in an April 1998 private offering as desribed below.

In April 1998, Nims required additional working capital to fund continued operations, as royalties generated under the SMC Agreement was not sufficient to fund increased research and development of new products pursuant to the SMC Agreement and otherwise. Accordingly, during April 1998 certain directors, executive officers and employees of Nims purchased an aggregate of 4,074,997 shares of Common Stock in a private offering at a price of $.06 per share. The proceeds of the offering of $244,500 will be used to fund operations.

Management believes that current working capital levels and anticipated revenues from the SMC Agreement will generate sufficient cash flows to meet working capital needs and continue operations for the fiscal year ending July 31, 1998. If revenues generated from the SMC Agreement, do not reach levels sufficient to fund working capital requirements the Company may require further financing to continue operations in subsequent periods and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                           Not applicable

Item 2.           Changes in Securities
                  ---------------------

                           On April 30, 1998, the Company completed a private
                  offering of 4,074,997 shares of common stock to certain directors, executive officers and employees of the Company, at a price of $.06 per share for total proceeds of $244,500. Such shares were sold pursuant to the exemption from Registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder, each purchaser of shares having delivered appropriate investment representations to the Company and having consented to the imposition of a restrictive legend on certificates evidencing the shares.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                           Not applicable

Item 5.           Other Information
                  -----------------

                           Not applicable

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

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


                                   NON-INVASIVE MONITORING SYSTEMS, INC.
                                   Registrant




Date:  June 15, 1998               By: /s/ Marvin A. Sackner
                                   Marvin A. Sackner, Chairman and
                                   Principal Executive Officer