Form 10KSB
period 1998-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1998-10-29
CIK 720762

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                             -----------------------


                                   FORM 10-KSB


                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1998
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                  1934 For the transition period from _________

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

                  State issuer's revenues for the most recent fiscal year: $224,165.

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 28, 1998, computed by reference to the price at which the stock was sold on that date:
         $656,863


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------


                  The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of October 28, 1998, was 16,514,726.

                  Transitional Small Business Disclosure Format:

                                 Yes_____ No __X__

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could,""estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on relationship with SensorMedics Corporation ("SMC"); competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

         ITEM 1.  BUSINESS.
                  --------

                  A.  General Development of Business.
                      -------------------------------

Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in research and development of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company also is developing non-invasive, therapeutic, cardiorespiratory devices

Nims' principal products are:

RESPITRACE 200/204 is a small stand alone device that produces breath waveforms with respiratory inductive plethysmography; it is used for diagnostic polysomnography.

RESPIEVENTS is a PC based software package used in conjunction with the Respitrace PT, Respitrace Plus and Respitrace 200/204 Data Acquisition System to detect apnea (cessation of breathing), slowing of heartbeat, diminution of blood oxygen, and other adverse indices.

RESPIPANEL is a personal computer-based software program used in conjunction with Respitrace 200/204 for easy PC interaction. RespiPanel allows the operator to display breath waveforms, and calibrate the waveforms to absolute volume units; options.

RESPITRACE PLUS is a small portable cardiorespiratory monitor used to detect and alarm for adverse cardiac and respiratory conditions or diagnostic polysomnography. The Respitrace Plus is manufactured and marketed non-exclusively by SMC under the arrangement described below.

RESPITRACE PT is a breathing recorder originally developed to monitor infants prone to Sudden Infant Death Syndrome. The Respitrace PT is manufactured and marketed as SomnoStar PT by SMC under the arrangement described below.

RESPITRENDS is a personal computer-based software program used in conjunction with Respitrace Plus for patient trend data display, analysis, storage and hard copy report.

RESPIBANDS PLUS are patented disposable non-invasive Respitrace transducers worn around the torso manufactured by SMC under the arrangement described below.

In December 1996, the Company and SMC entered into a Joint Development, Manufacturing and Marketing Agreement (the "SMC Agreement") pursuant to which the Company granted SMC the exclusive rights to manufacture the Company's Respiband Plus and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. In exchange for such rights, Nims received fixed payments from SMC, as well as ongoing royalties. SMC also produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

SMC also was granted certain rights of first refusal to manufacture and market future products. SMC did not exercise such rights with respect to the Respitrace 200/204 and certain other products under development. Accordingly Nims may make these products directly or through other third parties.

The Company has operated under significant capital constraints in recent years and has downsized its operations. The royalties generated under the SMC Agreement were not sufficient to fund research and development activities and otherwise meet working capital requirements during fiscal 1998. Accordingly, in April 1998 certain directors, executive officers and employees of Nims purchased an aggregate of 4,074,997 shares of Common Stock for $244,500 in a private offering to fund operations. The Company will require further financing to continue operations during fiscal year ending 1999 unless revenues generated from the SMC Agreement or other sales reach levels sufficient to meet working capital requirements during the fiscal year ended July 31, 1999 ("fiscal 1999") and in any event may require additional capital to fund research and development efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

The term the "Company" refers to both the Company and its Subsidiaries, unless the context requires otherwise. The Company's offices are located at 1840 West Avenue, Miami Beach, Florida 33139 and its telephone number is (305) 534-3694.

B.  Financial Information About Industry Segments.
-------------------------------------------------

Not applicable.

C.  Narrative Description of Business.
--------------------------------------

Introduction

The Company is engaged in the research and development of computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory and related pulmonary events from sensors placed on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition alarms are sounded for adverse cardiac and respiratory events in critically ill patients.

Current Products
----------------

RESPITRACE 200 DATA ACQUISITION SYSTEM SERIES - commercially introduced in April 1998, are small stand alone devices that produce breath waveforms from respiratory inductive plethysmographic transducers placed around the Rib Cage and Abdomen. These devices also provide waveforms that that represent respiratory efforts. The Respitrace 200 series devices are indicated in diagnostic polysomnography and are the lowest priced Respitrace based devices ever marketed. They offer digital sampling rates that are four times faster than all other market Respitrace products for better display of breath waveforms; multiplexing is used for the first time to eliminate electrical cross talk between the Rib Cage and Abdominal signals. The Waveforms output may be viewed with a polygraph interface, or a personal computer with RespiPanel or RespiEvents software.

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

RESPIEVENTS - commercially introduced in April 1996, also known as the Event Display program ("EDP"), is a software program for a personal computer ("PC") designed to be used in conjunction with Respitrace Plus. It enables the PC to receive digital information from the Respitrace Plus Digital Interface (RS232 output) and display real-time Respitrace Plus waveforms on the computer screen. RespiEvents allows storage of Respitrace Plus information on the hard drive of the PC for subsequent display of full fidelity waveforms and derived numerical values and indices. It includes tools to manipulate the vertical and horizontal gain displays of waveform information stored on the PC. It can convert the numerical values of the data files into ASCII format enabling them to be imported into other programs such as spread sheets (e.g., Excel, Lotus 123, Quattro Pro, Paradox), databases (e.g., FoxPro, Paradox), and statistical packages (e.g., SigmaPlot, Statistica) so that sophisticated analysis and plots can be carried out.

RespiEvents transforms the PC into a polygraph recorder for Respitrace Plus and Respitrace 200/204 generated waveforms and can be used in any situation where such a recorder might be employed. One application is polysomnography in which apneic/hypopneic events may be diagnosed and classified and sleep stages characterized according to breath waveform patterns. Another is to monitor breath by breath changes in ventilation and breathing pattern during exercise. RespiEvents permits analyses of unusual patterns of breathing and electrocardiographic waveforms that are particularly useful in documentation of such occurrences in critically ill pulmonary, cardiac, and neurologic patients.

The Company, based on current market information, believes that the features presented by RespiEvents are of particular importance to clinicians treating not only adult patients with cardiorespiratory and sleep disorders but also in the monitoring of infants both in hospital and at home. The Company has retained exclusive rights to RespiEvents and such software is sold to SMC by NIMS according to the pricing set forth in the SMC Agreement.

RESPITRACE PT - commercially introduced in April 1996, is manufactured and marketed by SMC under the name SomnoStar PT. The PT is a diagnostic sleep recorder for detecting sleep disorders in adults, children and babies.

RESPITRENDS - commercially introduced in July 1992 was a PC based MS DOS software program for use with Respitrace Plus. In September 1998 a new Y2000 compliant MS Windows 95 version of the software was released. Respitrends is a medical data storage software program which permits real-time reception and storage of cardiac and respiratory information for display on the screen of the device. It also generates a variety of reports and trend-plots of patient status. The software program also allows the user to down load RespiTrends from Respitrace Plus to a personal computer for further analysis and report generation. The new Y2000 RespiTrends software offers enhanced graphics and on line help. Respitrends v1.6c software does not impact on the safety and effectiveness of the Respitrace Plus. Incorrect dates and birth date computations will appear on screens and reports. Although this date is not used in any calculation in the Respitrends software, affecting physiological monitored parameters this anomaly makes Respitrends software non-Year 2000 compliant. (See Products and Services and Products Under Development) Respitrends is sold to SMC by NIMS. The Company is also offering trade in opportunities to upgrade to Y2000 Respitrends.

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

RESPITRACE BASIC SYSTEM - was introduced in 1979 as the Company's initial product. By placing one Respiband over the thorax and the other over the abdomen, changes in the capacity of the thoracic and abdominal cavities during pulmonary functions are measured and graphically displayed on a recording device. The Company does not currently manufacture or market the Respitrace Basic System directly, but rather has licensed the rights for its manufacture and marketing in the United States, Canada and Japan to one party and has licensed the rights for its manufacturing and marketing in the entire world except the United States, Canada and Japan to a second concern. Such licenses, which are exclusive, run in perpetuity and for 20 years, respectively, and provide for royalty payments of 25% and 20% of net sales (as defined), respectively. Such entities are also licensed to sell certain other Nims products on a non-exclusive basis in such territories. Pursuant to these license agreements, the Company earned royalties of approximately $24,520 and $10,000 during the fiscal years ended July 31, 1998 and 1997, respectively.

DISPOSABLE AND ACCESSORIES - Nims has also developed disposable and accessory items utilized with its products including the Respiband Plus.

Products Under Development
--------------------------

The Company has undertaken development of several new products.

RESPIEVENTS 5.0 - RespiEvents 4.0 version was a MS DOS software program introduced to commerce in 1996 (see "Products and Services") that analyzed Respitrace breath waveforms and Electrocardiographic signals. A new Y2000 compliant version is being converted to the MS Windows 95 platform. It provides on-line video display of 1) breath, electrocardiographic, pulse oximeter, and other physiological waveforms, 2) minute by minute trends of selected variables,
3) tidal flow-volume loops and 4) numerical values of processed information. In the prior DOS version of the program (also Y2000 compliant), trends and loop displays were available only in off-line mode. This new version will be released in modular form to the market in December 1998 with full completion of all elements scheduled for summer 1999. This Windows 95, Y2000 compliant RespiEvents software will speed up clinical decision making abilities through presentation of relevant on-line information about breathing and cardiac activities while still retaining the report capabilities of off-line analysis.

RESPICVP - is a non-invasive method for estimation of central venous pressure
(CVP). Its accuracy has been validated against invasive central venous catheter measurements. A scientific paper providing details of this measurement was published in Chest 100:371, 1991. The Company is currently planning refinements to take this technique from the research to the clinical stage in conjunction with the Wearable Physiological Computer (NimShirt) that is described below.

RESPICARDIOGRAPH - is a system that is designed to monitor and record cardiac signals by placing Respibands around the lower chest. This technology displays left ventricular cardiac volume curves and serves as a continuous, non-invasive monitor of the mechanical function of the heart. By providing recording of changes in blood pumped from the heart, it measures changes in cardiac output. In addition, analysis of various points on the ventricular volume curve, provide assessment of systolic (contraction) and diastolic (relaxation) properties of the heart. The RespiCardiograph also provides data on regional cardiac motion, which is a key factor in early detection of acute heart attacks. Five scientific papers have been published on this technology(Chest 99:613, 1991; Chest 99:896, 1991; Chest 106:1668, 1994; Am.J.Respir.Crit.Care Med.155:26, 1997; Journal of
Critical Care, 13: 146, 1998). The RespiCardiograph is a low cost, less labor-intensive substitute for certain aspects of Doppler-Echo technology and a low cost, safe alternative to invasive Swan-Ganz catheter technology for monitoring the status of the pulmonary circulation and heart in critically ill patients.

The Company has developed prototype models of the RespiCardiograph system and has continued to refine hardware and software aspects of the system. Such hardware will allow collection from up to five Respiband Plus transducers simultaneously and eliminate electrical interference when several transducers are placed upon the body through electronic multiplexing.

NIMSHIRT - is a Wearable Physiological Computer (patent pending) that incorporates multiple inductive plethysmographic transducers and electrocardiographic electrodes into a low turtle neck garment. These are connected to microprocessor system for data collection. Design specifications have been drawn up for miniature; lightweight, surface mounted, electronic modules that can be worn on the body for wireless transmission of the multiple signals. The telecommunication capability is necessary to eliminate patient cabling to recorders, a mandatory requirement for monitoring free-ranging, ambulatory patients. A sound system has been fabricated for installation in the receiver recorder to provide plain speech, device and patient alarms. Monitoring heart and respiration rates and waveforms of EKG and inductive plethysmographic sensors provides useful information on activity status, nutritional and fluid requirements, health status, behavioral state (wakefulness, sleep-NREM & REM), emotional status (respiratory sinus arrhythmia) and potential reserve for physical activities. Cardiorespiratory vital signs can be obtained non-invasively, cheaply, and reliably with the comfortably worn NimShirt at rest and during exercise with reasonable accuracy.

The neck inductive plethysmograph (NIP) component, embedded into the low turtle neck of the NimShirt, provides a non-invasive measure of central venous pressure that compares well to invasively determined pressures. NIP also gives systolic time intervals from the carotid pulse at rest and exercise. The limb inductive plethysmograph component measures systolic and diastolic, blood pressure based upon wide band external pulse recording during cuff deflation with automated means to distinguish the characteristic waveform patterns obtained with this method. Inductive plethysmographic sensors over both hemithoraces monitor occurrence of pleural effusions or pneumothorax.

The NimShirt is intended address the home monitoring, firefighting, and military markets. Support to develop a commercial product has been requested from the Small Business Administration through their granting program with the military and the National Institutes of Health. Responses to these proposals are expected to be received in late 1998 and/or early 1999.

NON-INVASIVE THERAPEUTIC MOTION PLATFORM - The Company has developed and continues to test a horizontal platform that provides non-invasive movements of the body in a headward-footward direction at rates of approximately 90 to 240 times per minute (patent pending). In experimental animal studies, it has been found and reported at scientific meetings that this device has several major clinical applications. These include among others the following. The system is capable of supporting ventilation in both normal and diseased lungs even with the respiratory muscles paralyzed. This method does not require connection to the airway for imposed positive pressures as is the case with conventional mechanical ventilators. As such, it has the potential to eliminate lung injury produced by conventional ventilators, a point that is the subject of several scientific papers. The system has also serves as a stand alone device in cardiopulmonary resuscitation. Cardiac outputs are higher than those reported for close chest cardiac massage and in some instances higher than open chest cardiac massage. Further, ventilation is also maintained during the resuscitative procedure without need of a conventional mechanical ventilator.

The non-invasive therapeutic motion platform also appears to cause release of nitric oxide from the vascular lining cells in normal animals and those with septic shock. This is the first device that can cause release this natural substance. Nitric oxide is believed to be the most important body's mediator of vasodilatation. As such, it has favorable actions in chronic heart failure, pulmonary hypertension, and prevention of arteriosclerotic heart disease among others.

The non-invasive motion platform will be demonstrated in November 1998 to the FDA in their annual HIMA FDA-Vendors meeting to introduce the agency to new technologic advances in medical devices. The Company is currently seeking financial support from larger medical device companies and through the Small Business Administration grant mechanism to bring this device to market.

During the fiscal year ended July 31, 1998, ("fiscal 1998") the Company's principal product development activities were focused on the new RespiTrace 200 Data Acquisition system, Y2000 compliant, Windows-based versions of the RespiTrends and RespiEvents programs and noninvasive, therapeutic motion devices.


Manufacturing
-------------

As described in "General Development of Business" above, in December 1996, Nims granted SMC the exclusive rights to manufacture Respiband Plus and non-exclusive rights to manufacture certain other products. To reduce the manufacturing costs for new products, the Company has chosen to outsource the manufacture of the Respitrace 200 and Respitrace 204. Nims' products are assembled utilizing a variety of off the shelf components available from a variety of sources, as well as custom components, such as printed circuit boards and software fabricated to Nims' specifications. Nims provides the manufacturer a full bill of materials for parts procurement by the manufacturer to the Company's specifications. This includes PC boards and cable assemblies. The device is manufactured and final testing of the product is completed at Nims. Nims then packages and ships the completed products. The Company believes it will continue to outsource manufacturing of its products.

Marketing and Sales
-------------------

The Company's products are designed for hospitals and other health care facilities such as outpatient surgical units, sleep disorder centers, home health care monitoring services, nursing homes, skilled nursing facilities
(SNF), research facilities and governmental agencies well as to health care professionals such as pulmonary and critical care physicians, neonatologists, anesthesiologists, respiratory therapists, hospital administrators and directors of home health care agencies.

Pursuant to the SMC Agreement the Company granted SMC the exclusive rights to manufacture the Company's Respiband Plus and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. SMC produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

Since introducing the Respitrace 200 and 204 Data Acquisition Systems, as described in "General Development of Business", the Company has been selling these systems directly through advertisements in peer reviewed medical trade journals, the Internet, trade show leads, and its existing customer base. The Company is in the process of negotiating foreign distribution rights.

New Y2000 compliant Respitrends and RespiEvents 5.0 will be marketed to SMC and the Company's existing Respitrace Plus customer base. RespiEvents 5.0 will be marketed by the Company to Respitrace 200 and 204 customers.

Regulatory Compliance
---------------------

Medical device manufacturers are subject to extensive regulation by several federal and state government entities relating to nearly every aspect of the development, manufacture and commercialization of such products. The U.S. Food and Drug Administration is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products, the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community. The Company has contracted with TUV for obtaining the CE mark and ISO9000 certification for the Respitrace 200/204 and RespiEvents software.

Patents and Trademarks
----------------------

The Company currently holds 17 United States and 8 foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional 3 United States and 2 foreign patents. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company's technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

                    Number of Patents                        Expiration
                                                                 Date
                    Domestic         Foreign
                       3                                         1999
                       1                                         2000
                       1                                         2001
                       2                        2                2004
                       2                                         2005
                       1                        1                2006
                       1                        2                2007
                       2                                         2008
                                                2                2009
                       2                        1                2011
                       2                                         2015
                    ------                     ---
                      17                        8

With respect to its present and proposed product line the Company has 13 trademarks and trade names which are registered in the United States and 13, which are registered in several foreign countries, including the Company's principal trademark.

Competition
-----------

The Company competes with several concerns that market non-invasive respiratory monitoring devices, including Respironics Corporation, Hewlett Packard and Spacelabs, all of which are larger, have longer operating histories and have financial and personnel resources far greater than those of the Company. Management believes, however, that it effectively competes with such concerns on the basis of uniqueness and quality.

Employees
---------

The Company currently employs seven employees on a full-time basis. Two are engaged in general and administrative duties, four in research and development, and one in product assembly. Nims also employs two part time employees (one full-time equivalent) in research and development.


ITEM 2.  PROPERTIES.
         ----------

The Company occupies approximately 6,000 square feet at 1840 West Avenue, Miami Beach, Florida, which house its executive offices and product development facilities. Such space is leased on a month-to-month basis from a non-affiliated party at an annual rental of approximately $31,000. The Company believes that its facilities are adequate for the Company's needs in the near future.

ITEM 3   LEGAL PROCEEDINGS.
         -----------------

There are no material legal proceedings that are currently pending or, to the Company's knowledge, contemplated against the Company to which it is a party.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

         A.  Market Information.

The Company's Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

                  Quarter Ended             High              Low
                  October 31, 1996          $0.25             $0.25
                  January 31, 1997          $0.N/A            $0.188
                  April 30, 1997            $0.188            $0.156
                  July 31, 1997             $0.188            $0.141
                  October 31, 1997          $0.16             $0.12
                  January 31, 1998          $0.13             $0.09
                  April 30, 1998            $0.11             $0.09
                  July 31, 1998             $0.095            $0.085

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

B.  Holders
    -------

At October 27, 1998 there were approximately 2,100 holders of record of the Common Stock.

C.  Dividends.
    ---------

The Company has not paid any dividends on its capital stock since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends depends on the factors as the Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

Results of Operations.

Fiscal 1998 Compared to Fiscal 1997

The Company's net loss for fiscal 1998 was approximately $519,000 as compared to net income of approximately $163,000 for the year ending July 31, 1997 ("fiscal 1997"). For fiscal 1998, total revenue was approximately $224,000 as compared to approximately $1,352,000 in fiscal 1997. The decline in performance for fiscal 1998 was primarily due to a decline in revenues under the SMC Agreement. During fiscal 1997 the Company received a non recurring $750,000 payment for the license grant and product development pursuant to the SMC Agreement. Under the terms of the SMC Agreement, the Company granted SMC manufacturing and distribution rights (as defined) for Nims products. Further contracts expected from SMC to develop new products did not materialize. Accordingly, the Company decided to direct its efforts to develop the Respitrace 200 series, Y2000 compliant Respitrends and RespiEvents MS Windows 95 based software, and the Non Invasive Therapeutic Motion Platform.

Cost of goods sold expressed as a percentage of product sales was approximately 31% for fiscal 1998 compared to 51% in fiscal 1997. These decreases are due to fixed production costs and outsourcing manufacturing of new product mix.

During fiscal 1997, the Company wrote-down approximately $164,000 of inventory based on a valuation of net realizable value. Net operating loss carry forward for the Company as of July 31, 1998 was approximately $942,000.

Operating expenses were approximately $761,000 for fiscal 1998, compared to $1,200,000 in fiscal 1997. Sales, general and administrative expenses were approximately $65,000 lower in fiscal 1998 as compared to fiscal 1997 as a result of the write down of inventory and reduced level of sales commensurate to costs of SGA.. Research and development expenses were approximately $17,000 higher in fiscal 1998 as compared to fiscal 1997 due to costs incurred on certain projects, like the Non-Invasive Therapeutic Motion Platform, Respitrace 200 Data Acquisition System, and, Y2000 compliant Respitrends and RespiEvents software.

Liquidity and Capital Resources

As of July 31, 1998, Nims primary source of working capital was generated from royalties under the SMC Agreement and a private offering, completed on April 30, 1998, of 4,074,997 shares of common stock to certain directors, executive offices and employees of the Company at a price of $.06 per share for total proceeds of $244,500.

Working capital at July 31, 1998 was $348,000 as compared to $640,000 at July 31, 1997. The significant decrease in working capital for the year ended July 31, 1998 as compared to July 31, 1997 was primarily due to the operating loss incurred by the Company in 1998 offset by the proceeds from the sale of common stock on April 30, 1998.

Cash used in operating activities during fiscal 1998 was approximately $467,000 compared to cash provided from operating activities of $489,000 during fiscal 1997. The decrease in cash provided for operating activities of approximately $956,000 in fiscal 1998 as compared to fiscal 1997 is primarily attributable to a decrease in the Company's net income (net of non-cash charges) of $843,000 during fiscal 1998 and an increase in operating assets (net of liabilities) of $17,000 in fiscal 1998 as compared to a decrease of $96,000 in fiscal 1997.

Cash used in investing activities in fiscal 1998 and fiscal 1997 was approximately $286,000 and $31,000, respectively. Investing activities consist primarily of costs for patents, software production and purchase of short-term investments.

Cash provided by financing activities in fiscal 1998 was approximately $245,000 due to proceeds from the private offering.

The reports of independent auditors on the financial statements at and for the two years ended July 31, 1998, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 2 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. As previously noted, revenues generated from the SMC Agreement were insufficient to fund operations during fiscal 1998. If revenues generated from the SMC Agreement or other sales do not reach levels sufficient to fund working capital requirements during fiscal 1999, the Company will require further financing to continue operations during fiscal 1999 and in any event may require additional capital to fund research and development efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

Year 2000
---------

Nims has made every effort to assure that all currently marketed devices are Year 2000 compliant. All of The Company's hardware and software products are able to perform date recording and computations beginning with January 1, 2000. As part of the Company's routine Good Manufacturing Processes and Regulatory Compliance, Nims addressed this potential problem and implemented through its normal working procedures Y2000 as a criteria of new and present product development. The Company recently released Respitrends v2.0, a personal computer based software which is Year 2000 compliant to be used with the Respitrace Plus as a replacment for Respitrends a non compliant software peoduct There is no impact on the safety and effectiveness of the Respitrace Plus which utilizes the Respitrends software, although incorrect dates and birth date computations will appear on screens and reports. These dates are not used in any calculation in the Respitrends software, affecting physiological monitored parameters however it is this anomaly which makes Respitrends software non-Year 2000 compliant (See "Products and Services" and "Products Under Development").

ITEM 7.   FINANCIAL STATEMENTS
          --------------------

The response to this item is submitted in a separate section of this report, beginning at page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

The Company terminated Ernst & Young LLP ("E&Y") as its auditors on September 8, 1998. During the Company's past two fiscal years, E&Y's reports on the Company's financial statements contained an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The decision to terminate its relationship with E&Y was approved by the Board of Directors of the Company. During the past two fiscal years there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Pursuant to action approved by the Company's Board of Directors, the Company retained Gerson, Preston & Company, P.A. as its auditors as of September 8, 1998.

                                     PART II

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL PERSONS;
          ------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
          -------------------------------------------------

The current directors and executive officers of the Company are as follows:

         Name                                 Age      Position
         ----                                 ---      --------
         Marvin A. Sackner, M.D.              66       Chairman of the Board,
                                                       Chief Executive Officer and Director

         Ruth Sackner                         62       Secretary and Director

         Gerard Kaiser, M.D.                  66       Director

         Morton J. Robinson, M.D.             66       Director

         Stanley C. Sackner, D.O.             62       Director

         Edward Shapiro                       84       Director

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

GERARD KAISER, M.D. was elected a Director of the Company in November 1989 upon completion of the Merger. From 1988 until the Merger, Dr. Kaiser was a Director of Nims/FLA. Since 1971,he has been at the University of Miami School of Medicine and currently serves as Deputy Dean for Clinical Affairs and Daughtry Professor of Cardiothoracic Surgery. He also serves as Senior Vice President for Medical Affairs at Jackson Memorial Hospital.

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

EDWARD SHAPIRO was elected a Director of the Company in November 1989 upon completion of the Merger. Mr. Shapiro was a Director of Nims/FLA from 1987 until the Merger. From 1969 to the present, Mr. Shapiro has been a private real estate investor. From 1950 until 1981, he was a Director and President of several divisions of Maryland Cup Corporation. From 1979 until 1982, Mr. Shapiro was the Chairman of the Board of Directors of Mount Sinai Medical Center, Miami Beach, Florida.

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

Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1998, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

A.  Summary Compensation Table

The following compensation table sets forth, for the fiscal years ending July 31, 1998 and 1996, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO"). No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

                                                         Annual Compensation
Name and Principal Position                 Year              Salary ($)
---------------------------                 ----              ----------

Marvin A. Sackner
Chairman of the Board, and
Chief Executive Officer                     1997              $75,000
                                            1998              $85,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding NIMS' Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on October 11, 1998 and giving effect to the Exchange Offer, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:

---------------------------------------------------------------------------------------------------------------------
Name and          No of Shares     Percentage of   No of Shares     Percentage of    No. of Shares   Percentage of
Address           of Common        Beneficial      of Series C      Class            of Voting       Beneficial
Identity of       Stock            Ownership       Convertible                       Securities      Ownership
Group             Beneficially                     Preferred                         Beneficially
                  Owned (1)                        Stock                             Owned (1)
                                                   Beneficially
                                                   Owned
---------------------------------------------------------------------------------------------------------------------
Marvin A.         6,565,445(2)     39.0%           36,855.92 (2)    59.4%            6,602,300.92    39.0%
Sackner, M.D.                                                                        (2)
1840 West
Avenue Miami
Beach, FL 33139
---------------------------------------------------------------------------------------------------------------------
Ruth Sackner      6,565,445(2)     39.0%           36,855.92 (2)    59.4%            6,602,300.92    39.0%
1840 West                                                                            (2)
Avenue Miami
Beach, FL 33139
---------------------------------------------------------------------------------------------------------------------
Stanley C.        416,575(4)       2.0%            1,198.19 (4)     0.9%             417,773.19 (4)  2.0%
Sackner, D.O.
1840 West
Avenue Miami
Beach, FL 33139
---------------------------------------------------------------------------------------------------------------------
Morton J.         409,492(3)       *               1,073.19 (3)     1.7%             77,232.19 (3)   *
Robinson, M.D.
1840 West
Avenue, Miami
Beach, FL  33139
---------------------------------------------------------------------------------------------------------------------
Edward Shapiro    26,250 (5)       *               525.00 (5)       *                26,775. (5)     *
1840 West
Avenue Miami
Beach, Fl 33139
---------------------------------------------------------------------------------------------------------------------
Gerard Kaiser,    46,541 (6)       *               75.00 (6)        *                46,616. (6)     *
M.D.
1840 West
Avenue Miami
Beach, FL  33139
---------------------------------------------------------------------------------------------------------------------
All executive     7,130,970        43.0%           39,727.30        62.0%            7,170,697.30    43.0%
officers and      (2)-(6)                          (2)-(8)                           (2)-(6)
directors as a
group (6persons)
---------------------------------------------------------------------------------------------------------------------

         ---------------------------
         * Less than 1%

(1) Does not include shares of Common Stock that may be issued Upon conversion of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time, in whole or in part, into 25 shares of Common Stock upon payment of a conversion premium of $4.20 per share of Common Stock. Holders of Series C Convertible Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Convertible Preferred Stock, on a share-for-share basis as a single class, on all matters except as otherwise required by law.
(2) Represents securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse.
(3) Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson's medical practice. Does not include securities held by trust established for the benefit of Dr. Robinson's children, in which securities he disclaims beneficial ownership.
(4) Includes shares of Common Stock held by a pension plan established in connection with Dr. Stanley Sackner's medical practice and securities held jointly by Dr. Sackner and his spouse.
(5)      Includes securities held jointly by Mr. Shapiro and his spouse.
(6)      Includes shares of Common Stock held by Dr. Kaiser's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         On April 30, 1998, the Company completed a private offering of 4,074,997 shares of common stock to certain directors, executive officers and employees of the Company, at a price 0 $0.6 per share for total proceeds of $244,500. Such shares were sold pursuant to the exemption from registration afforded by Section 4 (2) of thee Securities Act of 1933, as amended by Regulation D promulgated thereunder each purchaser of shares having delivered appropriate investment representations fo the Company and having consented to the imposition of a restrictive legend on certificates evidencing the shares.

                                    PART III

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

(a).  Exhibits

Exhibit No.       Description of Exhibits
----------        -----------------------

         3(a)        Articles of Incorporation, as amended (1)

         (b)         By-Laws, as amended (2)

         4(a)        Form of Certificate evidencing shares of Common Stock (3)

         10(c)       Revised SMC Agreement (4)

         16          Letter regarding Change in Certifying Accountants (5)

         21          Subsidiaries of the Company (2)

         27          Financial Data Schedule (SEC use only)

(1) Included as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1989 and are incorporated herein by reference.
(2) Included as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.
(3) Included as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.
(4) Included as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.
(5) Included as an Exhibit to the Company's Current Report on Form 8-K dated September 10, 1998 and incorporated herein by reference.

(b).  Reports on Form 8-K
         On September 14, 1998, the Company, filed a current report on Form 8-K to disclose a change in Certifying Accountants.

         SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.



         Dated: October 27, 1998                 By:/S/ Marvin A. Sackner
                                                    ----------------------------
                                                        Marvin A. Sackner,
                                                        Chairman of the Board

         -----------------------------------------------------------------

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

          Signatures                                      Title                                                     Date
          ----------                                      -----                                                     ----
         /S/ Marvin A. Sackner
         --------------------------------
             MARVIN A. SACKNER                         Chairman of the Board, Chief Executive Officer
                                                       and Director - (Principal Executive Financial and
                                                       Accounting Officer)                                      October 28 1998

         /S/ Morton J. Robinson
         --------------------------------
             MORTON J. ROBINSON                        Director -                                               October 28, 1998

         /S/ Ruth Sackner
         --------------------------------
             RUTH SACKNER                              Director and Secretary -                                 October  28, 1998

         /S/ Stanley C. Sackner
         --------------------------------
             STANLEY C. SACKNER                        Director -                                               October 28, 1998

         /S/ Edward Shapiro
         --------------------------------
             EDWARD SHAPIRO                            Director -                                               October 28, 1998

         /S/ Gerard Kaiser
         --------------------------------
             GERARD KAISER                             Director -                                               October 28, 1998


                                       21

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                               Form 10-KSB-Item 13
                          Index to Financial Statements



                                    Contents



The following consolidated financial statements of Non-Invasive Monitoring Systems, Inc. and subsidiaries are included in item 7:

     Consolidated Balance Sheet - July 31, 1998

     Consolidated Statements of Operations - Years ended July 31, 1998 and 1997

     Consolidated Statements of Shareholders' Equity - Years ended July 31, 1998 and 1997

     Consolidated Statements of Cash Flows - Years ended July 31, 1998 and 1997

     Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Non-Invasive Monitoring Systems, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries at July 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that Non-Invasive Monitoring Systems, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company continues to incur operating losses and negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                             GERSON, PRESTON & COMPANY, PA



Miami Beach, Florida
September 22, 1998

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of directors and Shareholders
Non-Invasive Monitoring Systems, Inc.


We have audited the consolidated statements of operations, shareholders' equity and cash flows of Non-Invasive Monitoring Systems, Inc. and Subsidiaries for the year ended July 31, 1997 listed in the accompanying index to financial statements (Item 13). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, shareholders' equity and cash flows of Non-Invasive Monitoring Systems, Inc. and Subsidiaries for the year ended July 31, 1997, in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that Non-Invasive Monitoring Systems, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company continues to incur operating losses and negative cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that might result from the outcome of this uncertainty.




                                                              ERNST & YOUNG LLP

Miami, Florida
September 30, 1997

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
At July 31, 1998

------------------------------------------------------------------------------------------------------------------------------
Assets
  Current assets:
    Cash                                                                                                            $ 136,975
    Short-term investments                                                                                            200,000
    Accounts and royalties receivable                                                                                  75,997
    Prepaid expenses                                                                                                    4,000
------------------------------------------------------------------------------------------------------------------------------

        Total current assets                                                                                          416,972
------------------------------------------------------------------------------------------------------------------------------

  Property and equipment:
    Furniture and equipment                                                                                           718,755
    Leasehold improvements                                                                                             15,731
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      734,486
  Less accumulated depreciation and amortization                                                                     (661,969)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       72,517
  Other assets
    Patent costs, net of accumulated amortization of $167,234                                                         293,500
    Other                                                                                                               3,770
------------------------------------------------------------------------------------------------------------------------------

        Total other assets                                                                                            297,270
------------------------------------------------------------------------------------------------------------------------------

        Total assets                                                                                                $ 786,759
==============================================================================================================================


------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
  Current liabilities:
    Accounts payable                                                                                                 $ 30,150
    Accrued expenses                                                                                                   38,930
------------------------------------------------------------------------------------------------------------------------------

        Total current liabilities                                                                                      69,080
------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Convertible preferred stock, $1 par value, 1,000,000 shares authorized:
  Series B - 100 shares issued and outstanding (liquidation
    preference of $100 per share, aggregating $10,000)                                                                    100
  Series C - 62,048 shares issued and outstanding                                                                      62,048
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 12,439,729 issued and outstanding                                                                     124,398
  Subscribed common stock $.01 par value, 4,074,997 shares
    paid for but not issued                                                                                            40,750
  Additional paid-in capital                                                                                       10,896,877
  Accumulated deficit                                                                                             (10,406,494)
------------------------------------------------------------------------------------------------------------------------------

        Total shareholders' equity                                                                                    717,679
------------------------------------------------------------------------------------------------------------------------------

        Total liabilities and shareholders' equity                                                                  $ 786,759
==============================================================================================================================

The notes which follow all of the consolidated financial statements must be read for a more informed use, understanding and interpretation of this financial statement.

                                                                         NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                             Years Ended July 31, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------
                                                                                              1 9 9 8               1 9 9 7
------------------------------------------------------------------------------------------------------------------------------
Revenues
  Royalty income                                                                              $ 114,400              $ 88,509
  Product sales                                                                                 109,765               513,473
  License revenue and product development under Joint
    Development, Manufacturing and Marketing Agreement                                                -               750,000
------------------------------------------------------------------------------------------------------------------------------

        Total revenue                                                                           224,165             1,351,982
------------------------------------------------------------------------------------------------------------------------------

Operating expenses
  Cost of goods sold                                                                             35,866               261,950
  Write-down of inventory                                                                             -               164,072
  Selling, general and administrative                                                           348,453               413,810
  Research and development                                                                      377,125               360,081
------------------------------------------------------------------------------------------------------------------------------

        Total operating expenses                                                                761,444             1,199,913
------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations before other income                                              (537,279)              152,069

Other income                                                                                     18,476                10,834
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                            $ (518,803)            $ 162,903
==============================================================================================================================



Weighted average number of common shares outstanding                                         13,458,478            12,439,729
==============================================================================================================================

Basic and diluted income (loss) per common share                                                $ (0.04)               $ 0.01
==============================================================================================================================

The notes which follow all of the consolidated financial statements must be read for a more informed use, understanding and interpretation of this financial statement.



                                                                       NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                           Years Ended July 31, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------
                                   Convertible                               Subscribed     Additional
                                  Preferred Stock                 Common      Common         Paid-in       Accumulated
                                     Series B      Series C        Stock       Stock         Capital         Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 1, 1996             $ 100       $ 62,048      $ 124,398         $ -      $10,693,127    $(10,050,594)   $ 829,079

Net income                                -              -              -           -                -         162,903      162,903
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1997                100         62,048        124,398           -       10,693,127      (9,887,691)     991,982

Net loss                                  -              -              -           -                -        (518,803)    (518,803)

Common stock subscribed, paid for,
  but not issued under private
  offering                                -              -              -      40,750          203,750               -      244,500
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1998              $ 100       $ 62,048      $ 124,398    $ 40,750      $10,896,877    $(10,406,494)   $ 717,679
====================================================================================================================================

The notes which follow all of the consolidated financial statements must be read for a more informed use, understanding and interpretation of this financial statement.

                                                                         NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             Years Ended July 31, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------
                                                                                              1 9 9 8               1 9 9 7
------------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income (loss)                                                                          $ (518,803)            $ 162,903
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                                              68,580                65,324
      Write down of inventory                                                                         -               164,072
  Changes in operating assets and liabilities:
      Decrease in accounts and royalties receivable                                              17,908               538,637
      Decrease in inventories                                                                         -                92,970
      Decrease in prepaid expenses and other current assets                                       6,313                 6,365
      Decrease in deferred costs                                                                      -                37,606
      (Increase) in other assets                                                                      -                (3,770)
      (Decrease) in accounts payable and accrued expenses                                       (41,333)             (491,584)
      (Decrease) in customer deposits                                                                 -               (84,000)
------------------------------------------------------------------------------------------------------------------------------

        Net cash (used in) provided by operating activities                                    (467,335)              488,523
------------------------------------------------------------------------------------------------------------------------------

Investing activities
  Short-term investment                                                                        (200,000)                    -
  Purchases of plant and equipment                                                              (23,327)                    -
  Patent costs                                                                                  (63,124)              (31,354)
------------------------------------------------------------------------------------------------------------------------------

        Net cash (used in) investing activities                                                (286,451)              (31,354)
------------------------------------------------------------------------------------------------------------------------------

Financing activity:
  Proceeds from subscription of common stock                                                    244,500                     -
------------------------------------------------------------------------------------------------------------------------------

        Net (decrease) increase in cash and cash equivalents                                   (509,286)              457,169

Cash and cash equivalents, beginning of year                                                    646,261               189,092
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                        $ 136,975             $ 646,261
==============================================================================================================================

The notes which follow all of the consolidated financial statements must be read for a more informed use, understanding and interpretation of this financial statement.

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Consolidation. The consolidated financial statements include the accounts of Non-Invasive Monitoring Systems, Inc. (the Company) and its wholly-owned subsidiary, Non-Invasive Monitoring Systems of Florida, Inc. (NIMS, FL), and Respitrace Corporation, the wholly-owned subsidiary of NIMS, FL. All significant intercompany balances have been eliminated in consolidation. Respitrace Corporation had no operations during the 1998 or 1997 fiscal years.

         Prior to December 1996, the Company was primarily engaged in the manufacture, sale and service of computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed upon the body's surface. In December 1996, the Company sold non-exclusive and, in one case, exclusive production and distribution rights to its products for which it receives royalties. The Company intends to focus primarily on development of new products and the sale and marketing of existing products. The Company holds patents on various devices. See Note 2.

         Property and Equipment. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows: three to five years for furniture and equipment and the shorter of three years or the lease term for leasehold improvements.

         Patents. Costs incurred in applying for and defending patents are capitalized and amortized on the straight-line method over the estimated useful lives of the patents.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration.

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less from the date purchased to be cash equivalents.

         Short-Term Investments. Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. This certificate of deposit is stated at cost as it is the intent of the Company to hold it until maturity.

         Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS 109, deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                     Deferred tax assets:
                       Net operating loss carryforwards                                    $       3,634,772

                     Deferred tax liability:
                       Depreciation and amortization                                                   4,000
                                                                                           -------------------

                       Net deferred tax asset                                                      3,630,772
                       Valuation allowance for net deferred tax asset                              3,630,772
                                                                                           -------------------

                     Net deferred tax asset                                                $               -
                                                                                           ===================

                                      F-10

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Income Taxes (Cont'd). SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,631,000 valuation allowance at July 31, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $340.000. At July 31, 1998, the Company has available net operating loss carry forwards of $9,420,000, which will expire as follows: $804,000 in 2001, $429,000 in 2002, $755,000 in 2004, $190,000
         in 2005, $2,072,000 in 2006, $1,736,000 in 2007, $1,651,000 in 2008,
         $861,000 in 2009, $5,000 in 2010, $398,000 in 2012 and $519,000 in
         2013.

         Warranties. The Company's warranty policy provides for a one year coverage against defects. In the opinion of management, warranty costs will not be material. Accordingly, no provision for warranty costs has been recorded.

         Revenue Recognition. The Company recognizes revenue when products are shipped or as royalties are earned. If installation is required as a condition of sale, revenue is recognized when the installation has been completed.

         License fees revenue under joint development, manufacturing and marketing agreement is recognized when these rights are granted, the Company has no further obligation, and the collectibility of the fees is assured.

         Income (Loss) Per Common Share. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128. This statement requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Conversion of convertible preferred stock has not been considered in the calculation of loss per common share because the conversions would be anti-dilutive or would have no effect. The restated basic and diluted earnings or loss per share to be reported under SFAS No. 128 does not differ from amounts reported under existing accounting rules for all periods reported by the Company through July 31, 1998.

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
2.       OPERATIONS

         During fiscal 1994, the Company established a strategic alliance with SensorMedics Corp. (SMC) to undertake marketing of the Company's products. In December, 1996, the Company agreed to amend the terms of the agreement with SensorMedics. The amended agreement, among other things, granted to SensorMedics, for $500,000, the nonexclusive right to manufacture and distribute the Company's principal monitoring devices, as well as, an exclusive right to manufacture and distribute the Company's disposable products for ten years. The Company recognized the $500,000 as revenue in 1997. The Company also agreed to develop a diagnostic device for SensorMedics for $250,000. This device was delivered in June 1997 and the Company has recorded this revenue in 1997. The Company will also receive a minimum royalty payment of $100,000 for each calendar year ended December 31, 1997 and 1998 from SensorMedics and ongoing royalties based on a percentage net sales of the products sold be SensorMedics. During January 1997, SensorMedics also purchased, at cost, all usable raw material inventory used in the manufacturing of the Company's principal monitoring devices for approximately $200,000.

         As shown in the accompanying financial statements, the Company incurred operating losses and negative cash flows from operating activities. Additionally, royalties generated under the SMC Agreement and revenues granted from outside sales are not sufficient to fund existing levels of research and development of new products and working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to generate revenues through licensing agreements and funding through governmental grants. Failure to secure necessary financing might result in a reduction or curtailment of operations.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classifications of liabilities that might result from the possible inability of the Company to continue as a going concern.

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
3.       INVENTORIES

         During the fourth fiscal quarter of the year ended July 31, 1997, the Company wrote off its inventory balance with a cost of approximately $164,072. This inventory was not purchased by SMC due to their manufacturing plans for the Company's products.


4.       RELATED PARTY TRANSACTIONS

         The Company is entitled to receive royalties from products sold by certain former shareholder/officers that were developed by the Company in prior years and are now manufactured by independent third parties. In connection with these agreements, the Company earned royalties of approximately $14,400 and $24,000 during the years ended July 31, 1998 and 1997, respectively.

         The Company's Chairman of the Board and Chief Executive Officer holds an honorary executive medical staff position at a local health care institution (Mount Sinai Medical Center of Greater Miami). Sales to this institution totaled approximately $71,000 for the year ended July 31, 1997. Sales to this health care institution were at a discount of 15% to 50% from the Company's published list prices.


5.       COMMON STOCK

         On April 30, 1998, the Company completed a private offering of 4,074,997 shares of common stock to certain directors, executive officers and employees of the Company at a price of $.06 per share for total proceeds of $244,500. The shares have not been issued as of July 31, 1998.

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

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
6.       CONVERTIBLE PREFERRED STOCK

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


7.       STOCK OPTIONS

         The Company has a Stock Option Plan (the Plan) for key officers and employees of the Company. The Company has reserved 250,000 shares of Common Stock under the Plan, and no options are outstanding as of July 31, 1998. No options have been granted since the Plan's inception.


8.       OTHER INFORMATION

         During the years ended July 31, 1998 and 1997, one customer (SensorMedics) accounted for 68% and 100% of product sales, respectively, and accounted for 87% and 97%, respectively, of license revenue and product sales under joint development, manufacturing and marketing agreement and royalty income.

         Accrued expenses at July 31, 1998 consisted of the following:
                     Accrued wages                                                             $  16,930

                     Accrued professional fees                                                    22,000
                                                                                            --------------

                                                                                               $  38,930
                                                                                            ==============