Form 10QSB
period 1998-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1998-12-15
CIK 720762

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998
                                                ----------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                      ---

Number of shares of the registrant's common stock outstanding as of December 15, 1998 is 16,514,726.

                      This document consists of 11 pages.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets -- July 31, 1998 and October 31, 1998.

         Condensed consolidated statements of operations--Three Months Ended October 31, 1997 and 1998

         Condensed consolidated statements of cash flows--Three Months Ended October 31, 1997 and 1998

         Notes to condensed consolidated financial statements--October 31, 1998

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              July 31, 1998   October 31,1998
                                                                 (Note)         (Unaudited)
                                                                 ------         -----------
                                     ASSETS

CURRENT ASSETS
 Cash                                                            $ 136,975        $ 244,577
Short-term investments                                             200,000             --
Accounts and royalties receivable                                   75,997           37,993
Inventories                                                           --             18,229
 Prepaid expenses                                                    4,000            4,000
                                                                 ---------        ---------

TOTAL CURRENT ASSETS                                               416,972          304,799

PROPERTY AND EQUIPMENT
 Furniture and equipment                                           718,755          722,051
 Leasehold improvements                                             15,731           15,731
                                                                 ---------        ---------
                                                                   734,486          737,782

Less accumulated depreciation and amortization                    (661,969)        (671,522)
                                                                 ---------        ---------
                                                                    72,517           66,260

 Patent costs, net of accumulated amortization
 of $181,147 in October and $167,234 in July                       293,500          292,795
 OTHER ASSETS                                                        3,770            3,770
                                                                 ---------        ---------
Total other assets                                                 297,270          296,565
------------------                                               ---------        ---------

TOTAL ASSETS                                                     $ 786,759        $ 667,624
------------                                                     ---------        ---------



                      NON-INVASIVE MONITORING SYSTEMS, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                              July 31, 1998   October 31, 1998
                                                                   (Note)       (Unaudited)
                                                                   ------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                             $ 30,150         $ 66,170
     Accrued expenses                                               38,930           15,975
                                                               -----------     ------------
TOTAL CURRENT LIABILITIES                                           69,080           82,145


SHAREHOLDERS' EQUITY
  Convertible Preferred Stock, $1.00 par value, 1,000,000
    shares authorized:
  Series B: 100 shares issued and outstanding (liquidation
    preference of $100 per share, aggregating $10,000)                 100              100
  Series C: 62,048 shares issued and outstanding                    62,048           62,048
    Common Stock, $.01 par value, 100,000,000 shares
    authorized, 12,439,729 issued and outstanding                  124,398          124,398
  Subscribed common stock $.01 par value, 4,074,997
    shares paid for but not issued                                  40,750           40,750
  Additional Paid-in capital                                    10,896,877       10,896,877
  Accumulated deficit                                          (10,406,494)     (10,538,694)
                                                               -----------     ------------
         TOTAL SHAREHOLDER'S EQUITY                                717,679          585,479
                                                               -----------     ------------
         TOTAL LIABILITIES AND SHAREHOLDERS EQUITY               $ 786,759        $ 667,624
                                                               -----------     ------------



Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 Three Months Ended
                                                                     October 31,
                                                               1997                 1998
                                                               ----                 ----
Revenues
Product sales                                                 $ 21,438           $   44,337
License revenue and product sales under Joint
  Development, Manufacturing and Marketing
  Agreement

Royalty income                                                  28,600               28,000
                                                           -----------          -----------
  Total revenue                                                 50,038               72,337

Operating Expenses:
Cost of goods sold                                                 762                7,704
Selling, and distribution                                        1,525               10,713
General and administrative                                     111,460               82,207
Research and development                                       109,505              109,548
                                                           -----------          -----------
Total operating expenses                                       223,252              210,172


LOSS FROM OPERATIONS                                          (173,214)            (137,835)

Interest income                                                  4,144                5,635
Other income                                                       750                    -
                                                           -----------          -----------
NET (LOSS)                                                  $ (168,320)          $ (132,200)
                                                           ===========          ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                  12,439,729           16,514,726

BASIC AND DILUTED (LOSS) INCOME
 PER COMMON SHARE                                           $   (0.014)          $   (0.008)
                                                           ===========          ===========

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 October 31,
                                                                                            1997            1998
                                                                                         ----------      ---------
OPERATING ACTIVITIES
Net (loss)                                                                              $ (168,320)       (132,200)
Adjustment to reconcile net loss to
   net cash provided by operating activities:
Depreciation and amortization                                                               19,161          23,466
  Changes in operating assets and liabilities:
    Decrease in accounts and
     royalties receivable                                                                   52,684          38,004
     (Increase) in inventories                                                                   -         (18,229)

    Decrease in prepaid expenses
     and other current assets                                                                3,976              -
    Increase (Decrease) in accounts
     payable and accrued expenses                                                          (31,752)        13,065

NET CASH (USED IN) OPERATING ACTIVITIES                                                   (124,251)       (75,894)

INVESTING ACTIVITIES
Short-term investment                                                                            -        200,000
  Purchases of plant and equipment                                                                         (3,296)
  Patent costs                                                                              (4,927)       (13,208)
                                                                                      ------------   ------------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                                                       (4,927)       183,496
                                                                                      ------------   ------------

INCREASE (DECREASE) IN CASH                                                               (129,178)       107,602

CASH AT BEGINNING OF PERIOD                                                                646,261        136,975
                                                                                      ------------   ------------

CASH AT END OF PERIOD                                                                     $517,083        244,577
                                                                                      ------------   ------------


See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 1998


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1998.

The following discussion contains, in addition to historical information, forward looking statements regarding to Non-Invasive Monitoring Systems, Inc. (the "Company") that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; dependence on SensorMedics Corporation ("SMC"); competition; dependence on management; risk related to proprietary rights; and other factors discussed in this Report and the Company's other filings with the Securities and Exchange Commission.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Introduction
------------

         Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in the research and development of computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory and related pulmonary events from sensors placed on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company also is developing non-invasive, therapeutic, cardiorespiratory devices.


Results of Operations
---------------------

Revenue for the three month period ended October 31, 1998 was approximately $72,000 as compared to approximately $50,000 for the three month period ended October 31, 1997. The increase was due to sale of newly marketed products developed in the 1998 period.

Royalty income earned under a distributor agreement with SMC decreased approximately $1,000 to $28,000 during the 1998 period as compared to the 1997 period.

Cost of goods sold expressed as a percentage of product sales was approximately 17% during the three month period ended October 31, 1998 compared to approximately 4% for the 1997 period. The increase was due to new product sales and manufacturing.

Selling, general and administrative expenses were approximately $20,000 lower for the 1998 period as compared to the 1997 period. Research and development expenses were approximately the same for the 1998 period as compared to the 1997 period.

Nims incurred a net loss of $132,200 in the 1998 period as compared to a net loss of $168,320 in the 1997 period as a result of the factors described above.

Liquidity and Capital Resources
-------------------------------

As of October 31, 1998 Nims primary source of working capital was generated from product sales of Respitrace 200 Data Acquisition Systems and a private offering, completed on April 30, 1998 of 4,974,997 shares of common stock to certain directors, executive officers and employees of the Company at a price of $.06 per share for total proceeds of $244,500.

Working capital at October 31, 1998 was approximately $223,000 as compared to approximately $482,000 at October 31, 1997. The decrease in working capital is primarily due to cash used for operations during the three month period ended October 31, 1998.

If revenues generated from product sales or other do not reach levels sufficient to fund working capital requirements during fiscal 1999, the Company will require further financing to continue operations during fiscal 1999 and in any event may require additional capital to fund research and development efforts thereafter. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

Year 2000
---------

Nims has made every effort that all currently marketed devices are Year 2000 compliant. All of the Company's hardware and software products are able to perform date recording and computations beginning with January 1, 2000. Nims has implemented through its Good Manufacturing Processes and Regulatory Compliance the implementation of Y2000 as a criteria of new and current product development.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

                 Not applicable

Item 2.  Changes in Securities
         ---------------------

                 Not applicable

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


                                       NON-INVASIVE MONITORING SYSTEMS, INC.
                                       Registrant



Date:  December 15, 1998               By:  /s/Marvin A. Sackner
                                            -----------------------------------
                                            Marvin A. Sackner, as Chairman and
                                            Principal Executive Officer