Form 10QSB
period 1999-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1999-03-17
CIK 720762

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended January 31, 1999

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to___________

                             Commission file number
                                     0-13176


                      NON-INVASIVE MONITORING SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

         Florida                                     59-2007840
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
organization)

                  1840 West Avenue, Miami Beach, Florida, 33139
               (Address of principal executive offices) (Zip Code)

                                 (305) 534-3694
                        (Registrant's telephone number:)
                             -----------------------

         Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No

                  The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 15. 1999 was 16,514,726.

         This document contains 11 pages

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheets at July 31, 1998 and January 31, 1999

Condensed consolidated statements of operations for the Three and Six Months Ended January 31, 1998 and 1999

Condensed consolidated statements of cash flows for the Three and Six months ended January 31, 1998 and 1999

Notes to condensed consolidated financial statements January 31, 1999

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II OTHER INFORMATION
-------------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------


                                   PART I. FINANCIAL INFORMATION
                              NON-INVASIVE MONITORING SYSTEMS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                              ASSETS

                                                                      July 31, 1998 January 31, 1999
                                                                         (Note)      (Unaudited)
                                                                         ------      -----------
ASSETS
CURRENT ASSETS
     Cash                                                                 136,975       68,905
Short-term investments                                                    200,000         --
Accounts and royalties receivable                                          75,997       63,195
Inventories                                                                  --         36,951
     Prepaid expenses                                                       4,000          --
                                                                        ---------    ---------

TOTAL CURRENT ASSETS                                                      416,972      169,051

PROPERTY AND EQUIPMENT
     Furniture and equipment                                              718,755      722,189
     Leasehold improvements                                                15,731       15,731
                                                                        ---------    ---------
                                                                          734,486      737,920
                                                                        ---------    ---------

Less accumulated depreciation and amortization                           (661,969)    (680,883)
                                                                        ---------    ---------
                                                                           72,517       57,037

Patent costs, net of accumulated amortization of
$186,885 in January and $167,234 in July                                  293,500      296,712

OTHER ASSETS                                                                3,770        3,770
                                                                        ---------    ---------

Total other assets                                                        297,270      300,482
------------------                                                      ---------    ---------

Total Assets                                                            $ 786,759    $ 526,570
------------                                                            ---------    ---------

                                       3


                              NON-INVASIVE MONITORING SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BLANCE SHEETS---Continued
                               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          July 31, 1998   January 31, 1999
                                                             (Note)         (Unaudited)
                                                             ------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                    $     30,150    $     30,224
     Accrued expenses                                          38,930          27,720
TOTAL CURRENT LIABILITIES                                        --              --
                                                               69,080          57,944


SHAREHOLDERS' EQUITY
  Convertible Preferred Stock, $1.00 par value,
   1,000.000 shares authorized
  Series  B: 100 shares issued and outstanding
(liquidation preference of $100 per share, aggregating
$10,000)                                                          100             100
Series C: 62,048 shares issued and outstanding                 62,048          62,048
Common Stock, $.01 par value, 100,000,000 shares
  authorized, 12,439,729 issued and outstanding               124,398         124,398
Subscribed common stock $.01 par value, 4,074,997
  shares paid for but not issued                               40,750          40,750
Additional Paid-in capital                                 10,896,877      10,896,877
Accumulated deficit                                       (10,406,494)    (10,655,547)
     Total shareholder's equity                                  --              --
     Total liabilities and shareholders equity                717,679         468,626
                                                         ------------    ------------

                                                         $    786,759    $    526,570
                                                         ------------    ------------



Note: The balance sheet at July 31, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.


                                                 NON-INVASIVE MONITORING SYSTEMS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                        Three Months Ended            Six Months Ended
                                                                            January 31,                  January 31,
                                                                       1998           1999             1998          1999
Revenues:
Product sales                                                   $     38,973    $     53,136    $     60,411    $     97,473
License revenue and product sales under Joint Development,
Manufacturing and Marketing Agreement
Royalty income                                                          --              --              --
Total revenue                                                         28,600          28,000          57,200          56,000
                                                                ------------    ------------    ------------    ------------
                                                                      67,573          81,136         117,611         153,473
Operating Expenses:
Cost of goods sold
Cost of goods sold under Joint Development, Manufacturing and            666          18,786           1,428          26,490
Marketing Agreement
Amortization of software production costs                               --              --              --
Selling and distribution                                                --              --              --
General and administrative                                             3,006           3,290           4,531          14,003
Research and development                                              95,686          90,137         207,146         172,344
Total operating expenses                                              90,757          88,098         200,262         197,646
                                                                ------------    ------------    ------------    ------------
                                                                     190,115         200,331         413,367         410,483

(LOSS) FROM OPERATIONS
                                                                    (122,542)       (119,175)       (295,756)       (257,010)
Interest income
Other income                                                              --             572                           6,207
NET (LOSS)                                                             3,497           1,750           8,391           1,750
                                                                ------------    ------------    ------------    ------------
                                                                $   (119,045)   $   (116,853)   $   (287,365)   $   (249,053)
                                                                ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              12,439,729      16,514,726      12,439,729      16,514,726

BASIC AND DILUTED (LOSS) PER COMMON SHARE

                                                                      (0.010)         (0.007)         (0.023)         (0.015)
                                                                ------------    ------------    ------------    ------------

See notes to condensed consolidated financial statements.

                                       5


                      NON-INVASIVE MONITORING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Six Months Ended
                                                                 January 31,
                                                              1998         1999
                                                              ----         ----
OPERATING ACTIVITIES
Net (loss)                                                 $(287,465)   $(249,053)
Adjustment to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization                                 36,278       38,565
Changes in operating assets and liabilities:
Decrease in accounts and royalties receivable                 42,245       12,802
(Increase) in inventories                                         --      (36,951)
Decrease in prepaid expenses and other current assets          8,742        4,000
(Decrease) in accounts payable and accrued expenses           (5,997)     (11,136)

NET CASH (USED IN) OPERATING ACTIVITIES                     (206,097)    (241,773)


INVESETING ACTIVITIES
Short-term investments                                          --        200,000
Purchases of plant and equipment                              (1,476)      (3,434)
Patent costs                                                 (22,997)     (22,863)
                                                                        ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (24,473)     173,703

(DECREASE) in cash                                          (230,570)     (68,070)

CASH AT BEGINNING OF PERIOD                                  646,261      136,975
                                                           ---------    ---------
CASH AT END OF PERIOD                                      $ 415,691    $  68,905
                                                           ---------    ---------






See notes to condensed consolidated financial statements.

                                       6

                      NON-INVASIVE MONITORING SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

January 31, 1999

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ending January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1998.

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; dependence on SensorMedics Corporation ("SMC"); competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.


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

Results of Operations
---------------------

Revenue for the three and six month periods ended January 31, 1999 was approximately $81,000 and $153,000 respectively as compared to approximately $68,000 and $118,000 for the same periods for the prior year.

Royalty income decreased approximately $1,000 to $56,000 during the period ended January 31, 1999 period as compared to the same period 1998.

Cost of goods sold expressed as a percentage of sales increased to approximately 35% during the three month period ended January 31, 1999 compared to approximately 2% for the 1998 period. The increase was due to new product sales and manufacturing.

Selling, general and administrative expenses decreased approximately $6,000 and $26,000 during the three and six month period ended January 31, 1999 as compared to the same periods in 1998, due to the overall reduction in the Company's operations that included among others, reduction in personnel.

Nims incurred a net loss of $249,000 in the 1999 period as compared to a net loss of $287,000 in the 1998 as a result of the factors described above.

Liquidity and Capital Resources
-------------------------------

As of January 31, 1999, Nims primary source of working capital was generated from product sales of Respitrace 200 Data Acquisition Systems and a private offering, completed on April 30, 1998 of 4,974,997 shares of common stock to certain directors, executive officers and employees of the Company at a price of $.06 per share for total proceeds of $244,500.

Working capital at January 31, 1999 was $111,000 as compared to $364,000 at January 31, 1998. The decrease in working capital was primarily due to cash used for operations during the six month period ended January 31, 1999.

In March 1999, Nims required additional working capital to fund continued operations, as revenues from product sales and royalty income were not sufficient to sustain operations. Accordingly, in March 1999, Dr. Marvin A. Sackner, Nims' Chairman provided the Company with an equity infusion of $150,000 through the purchase of 5,000,000 shares of Common Stock at a price of $.03 per share.

The Company believes that Dr. Sacker's capital infusion combined with anticipated revenues from operations, will enable Nims to meet its working capital needs and continue operations through July 31, 1999. However, if revenues do not reach levels sufficient to fund working capital operations, Nims will require further financing to continue operations in subsequent periods and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the curtailment of operations.


Year 2000
---------

Nims has made every effort that all currently marketed devices are Year 2000 compliant. All of The Company's hardware and software products are able to perform date recording and computations beginning with January 1, 2000. As part of the Company's routine Good Manufacturing Processes and Regulatory Compliance, Nims addressed this potential problem and implemented through its normal working procedures the implementation of Y2000 as a criteria of new and present product development.

PART II OTHER INFORMATION

Item 1.           Legal Proceedings
                           Not applicable

Item 2.           Changes in Securities
In March 1999, Nims required additional working capital to fund continued operations, as revenues from product sales and royalty income were not sufficient to sustain operations. Accordingly, in March 1999, Dr. Marvin A. Sackner, Nims, Chairman provided the Company with an equity infusion of $150,000 through the purchase of 5,000,000 shares of Common Stock at a price of $.03 per share. These shares were sold pursuant from the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, Dr. Sackner having delivered appropriate investment representations to the company and having consented to the imposition of a restrictive legend on certificates evidencing the shares.

Item 3.           Defaults Upon Senior Securities
                           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                           Not applicable

Item 5            Other Information
                           Not applicable

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


                                      NON-INVASIVE MONITORING SYSTEMS, INC.





Dated: March 15, 1999                             By: /S/ Marvin A. Sackner
                                                      ---------------------
                                                      Marvin A. Sackner,
                                                      Chairman of the Board

--------------------------------------------------------------------------------