Form 10QSB
period 1999-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1999-06-14
CIK 720762

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended April 30, 1999

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
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

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

         Yes   X    No

                  The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of June 11 1999 was 21,514,726.

         This document contains 11 pages

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

         PART I.  FINANCIAL INFORMATION
         ------------------------------

         Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets at July 31, 1998 and April 30, 1999

         Condensed consolidated statements of operations for the Three and Nine Months Ended April 30, 1998 and 1999

         Condensed consolidated statements of cash flows for the Three and Nine months ended April 30, 1998 and 1999

         Notes to condensed consolidated financial statements April 30, 1999

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         PART II  OTHER INFORMATION
         --------------------------

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

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

         Signatures
         ----------

PART I.  FINANCIAL INFORMATION
                      NON-INVASIVE MONITORING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                         July 31, 1998 April 30, 1999
                                                                            (Note)      (Unaudited)
ASSETS

CURRENT ASSETS
     Cash                                                                    136,975      117,833
Short-term investments                                                       200,000         --
Accounts and royalties receivable                                             75,997       26,172
Inventories                                                                     --         36,951
     Prepaid expenses                                                          4,000        2,976
                                                                           ---------    ---------

TOTAL CURRENT ASSETS                                                         416,972      183,932

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                 718,755      722,339
     Leasehold improvements                                                   15,731       15,731
                                                                           ---------    ---------
                                                                             734,486      738,070

Less accumulated depreciation and amortization                              (661,969)    (708,052)
                                                                           ---------    ---------
                                                                              72,517       30,018

Patent costs, net of accumulated amortization of
$193,515 in April and $167,234 in July                                       293,500      291,602

OTHER ASSETS                                                                   3,770        3,770
                                                                           ---------    ---------

Total other assets                                                           297,270      295,372
                                                                           ---------    ---------

Total Assets                                                               $ 786,759    $ 509,322
                                                                           ---------    ---------

         Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date.

         See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED CONSOLIDATED BLANCE SHEETS---Continued
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                July 31, 1998     April 30, 1999
                                                                    (Note)          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                           $     30,150      $     33,486
     Accrued expenses                                                 38,930            26,358
                                                                ------------      ------------
TOTAL CURRENT LIABILITIES                                             69,080            59,844


SHAREHOLDERS' EQUITY
  Convertible Preferred Stock, $1.00 par value,
   1,000.000 shares authorized
  Series  B: 100 shares issued and outstanding (liquidation
preference of $100 per share, aggregating $10,000)                       100               100
Series C: 62,048 shares issued and outstanding                        62,048            62,048
Common Stock, $.01 par value, 100,000,000 shares
  authorized, 17,439,729 issued and outstanding                      124,398           174,398
Subscribed common stock $.01 par value, 4,074,997
  shares paid for but not issued                                      40,750            40,750
Additional Paid-in capital                                        10,896,877        10,996,877
Accumulated deficit                                              (10,406,494)      (10,824,695)
                                                                ------------      ------------
     Total shareholder's equity                                      717,679           449,478
                                                                ------------      ------------
     Total liabilities and shareholders equity                  $    786,759      $    509,322
                                                                ------------      ------------


         Note: The balance sheet at July 31, 1998 has been derived from the audited consolidated financial statements at that date.

         See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                Three Months Ended            Nine Months Ended
                                                                                ------------------            -----------------
                                                                                    April 30,                     April 30,
                                                                              1998            1999           1998            1999
                                                                              ----            ----           ----            ----
Revenues:
Product sales                                                          $      7,321    $     20,110    $     67,732    $    117,583
License revenue and product sales under Joint Development,
Manufacturing and Marketing Agreement                                          --              --              --
Royalty income                                                               28,600          28,000          85,800          84,000
                                                                       ------------    ------------    ------------    ------------
Total revenue                                                                35,921          48,110         153,532         201,583

Operating Expenses:
Cost of goods sold                                                              833           1,194           2,261          27,684
Cost of goods sold under Joint Development, Manufacturing and
Marketing Agreement                                                            --              --              --
Amortization of software production costs                                      --              --              --
Selling and distribution                                                     11,084          10,329          15,615          24,332
General and administrative                                                   79,722         109,000         286,868         281,344
Research and development                                                     93,329          98,174         293,591         295,820
                                                                       ------------    ------------    ------------    ------------
Total operating expenses                                                    184,968         218,697         598,335         629,180


(LOSS) FROM OPERATIONS                                                     (149,047)       (170,587)        (44,803)       (427,597)

Interest income                                                                 389           6,596
Other income                                                                  4,513           1,050          12,904           2,800
                                                                       ------------    ------------    ------------    ------------
NET (LOSS)                                                             $   (144,534)   $   (169,148)   $   (431,899)   $   (418,201)
                                                                       ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                     16,514,726      18,986,641      16,514,726      17,320,588


BASIC AND DILUTED (LOSS) PER COMMON SHARE                                    (0.009)          (.009)         (0.026)         (0.024)
                                                                       ------------    ------------    ------------    ------------



         See notes to condensed consolidated financial statements

                      NON-INVASIVE MONITORING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                              April 30,
                                                                                     1998                 1999
                                                                                     ----                 ----
OPERATING ACTIVITIES
Net (loss)                                                                        $(431,899)           $(418,201)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                        52,844               72,364
Changes in operating assets and liabilities:
Decrease in accounts and royalties receivable                                        76,090               79,825
(Increase) in inventories                                                              --                (36,951)
Decrease in prepaid expenses and other current assets                                 6,313                1,024
Increase(Decrease) in accounts payable and accrued expenses                          11,989               (9,236)
                                                                                   (284,663)            (341,175)
NET CASH (USED IN) OPERATING ACTIVITIES


INVESTING ACTIVITIES
Short-term investments                                                                 --                200,000
Purchases of plant and equipment                                                    (19,610)              (3,584)
Patent costs                                                                        (55,171)             (24,383)
                                                                                  ---------            ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (74,781)             172,033


Financing Activity                                                                  244,500              150,000

(DECREASE)increase  in cash                                                        (114,944)             (19,142)

CASH AT BEGINNING OF PERIOD                                                         624,261              136,975
                                                                                  ---------            ---------

CASH AT END OF PERIOD                                                             $ 531,317            $ 117,833
                                                                                  ---------            ---------






         See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

April 30, 1999

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ending April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1998.

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

         Prior to April, 1999, the Company was party to an exclusive distribution agreement for most of its products with SensorMedics Corporation and was largely dependent on SensorMedics Corporation for the marketing of Nims Products. The agreement was amended to a non-exclusive arrangement. Nims believes that the amendment will allow it to seek additional channels of distribution rather than relying exclusively on SensorMedics Corporation.

Results of Operations
---------------------

Revenue for the three and nine month periods ended April 30, 1999 was approximately $48,000 and $202,000 respectively as compared to approximately $36,000 and $153,000 for the same periods for the prior year.

Royalty income decreased approximately $2,000 during the period ended April 30, 1999 period as compared to the same period 1998.

Selling, general and administrative expenses increased approximately $28,000 and $3,000 during the three and nine month period ended April 30, 1999 as compared to the same periods in 1998, due to the costs associated with ISO 9000 certification and CE marking process required for marketing the company's products.

Nims incurred a net loss of $418,201 in the 1999 period as compared to a net loss of $431,899 in the 1998 as a result of the factors described above.

Liquidity and Capital Resources
-------------------------------

Working capital at April 30, 1999 was $124,000 as compared to $431,000 at April 30, 1998. The decrease in working capital was primarily due to cash used for operations during the nine month period ended April 30, 1999.

In March 1999, Nims required additional working capital to fund continued operations, as revenues from product sales and royalty income were not sufficient to sustain operations. Accordingly, in March 1999, Dr. Marvin A. Sackner, Nims' Chairman provided the Company with an equity infusion of $150,000 through the purchase of 5,000,000 shares of Common Stock at a price of $.03 per share.

The Company believes that the equity infusion combined with the anticipated revenues from operations, will enable Nims to meet its working capital needs and continue operations through July 31, 1999. However, if revenues do not reach levels sufficient to fund working capital operations, Nims will require further financing to continue operations in subsequent periods and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the curtailment of operations.

ISO 9000 Certification and CE Mark
----------------------------------

The Company has been notified that it met requirements for ISO 9001 certification and may affix the CE Mark to its products. Quality System Requirements are required to market products into the EC. In addition, it has met the FDA GMP Good Manufacturing Practice qualifications which correspond to the ISO certification as well. Management believes this will enhance the Company's ability to favorably position itself to potential marketing and development partners.


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

                      NON-INVASIVE MONITORING SYSTEMS, INC.





Dated: June 14, 1999                              By:/s/ Marvin A. Sackner
                                                     ---------------------
                                                     Marvin A. Sackner,
                                                     Chairman of the Board

-------------------------------------------------------------------------------