Form 10KSB
period 1999-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1999-11-12
CIK 720762

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                             -----------------------


                                   FORM 10-KSB


                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1999
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                    _________

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

                  1840 West Avenue, Miami Beach, Florida 33139
               (Address of principal executive offices) (Zip Code)

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


         Yes   [X]    No  ____


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

                  State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 28, 1999, computed by reference to the price at which the stock was sold on that date:
         $2,151,472.


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------


                  The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of October 28, 1999, was 21,514,726.

                  Transitional Small Business Disclosure Format:
                                                               Yes_____ No __X__

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the "Company" or "NIMS"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on relationship with SensorMedics Corporation ("SMC"); competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS.

         A.  General Development of Business.
         ------------------------------------

The Company is engaged in research and development of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company, pursuant to a Research and Consulting Agreement (the R&D Agreement") by and between LifeShirt.com, Inc. dated November 2, 1999, has also undertaken development of the LifeShirt system, a product that incorporates an array of the Company's patented sensor technology into a wearable garment designed to transmit physical and emotional signs of health and disease over the Internet. In addition, NIMS has licensed, pursuant to a License Agreement dated November 2, 1999 (the "License Agreement"), the LifeShirt system to LifeShirt.Com, Inc. and LifeShirt.com, Inc. will manufacture, market and sell the LifeShirt system. Finally, the Company also has been investigating and developing a non-invasive, therapeutic, cardiorespiratory device based upon periodic acceleration. This device helps to soothe babies to sleep in the same way as a mother does in pushing her baby carriage back and forth, allows non-invasive ventilation without requiring delivery of gas volume from a mechanical ventilator at the airway, achieves cardiopulmonary resuscitation without imposing external pressures on the chest and/or abdomen, and promotes the body's release of nitric oxide, a substance that is the most powerful endogenous vasodilator mediator in the body. Release of nitric oxide into the circulation probably is a major reason for the beneficial effects of exercise and prevention of coronary artery disease. NIMS is engaged in discussions with investor groups on means to commercialize the product.


NIMS' principal products in commerce are:
Respitrace 200/204 are small stand alone devices that produce breath waveforms with respiratory inductive plethysmography; theseare used for diagnostic polysomnography.

RespiEvents is a PC based software package used in conjunction with the Respitrace PT, Respitrace Plus and Respitrace 200/204 Data Acquisition System to detect apnea (cessation of breathing), slowing of heartbeat, diminution of blood oxygen, and other adverse breathing and cardiac events.

RespiPanel is a personal computer-based software program used in conjunction with Respitrace 200/204 for PC interaction. RespiPanel allows the operator to display breath waveforms, calibrate the waveforms to absolute volume units and switch between AC and DC modes of operation.

Respitrace Plus is a small portable cardiorespiratory monitor used to detect and alert the patient of adverse cardiac and respiratory conditions or diagnostic polysomnography. The Respitrace Plus is manufactured and marketed non-exclusively by SMC under the arrangement described below.

Respitrace PT is a breathing recorder originally developed to monitor infants prone to Sudden Infant Death Syndrome. The Respitrace PT is manufactured and marketed as SomnoStar PT by SMC under the arrangement described below.

RespiTrends is a personal computer-based software program used in conjunction with Respitrace Plus for patient minute-by-minute trends of patient data, display, analysis, storage and hard copy report.

Respibands Plus are patented, disposable non-invasive Respitrace transducers worn around the torso manufactured by SMC under the arrangement described below.

In December 1996, the Company and SMC entered into a Joint Development, Manufacturing and Marketing Agreement (the "SMC Agreement") pursuant to which the Company granted SMC the exclusive rights to manufacture the Company's Respiband Plus and the non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. NIMS also granted SMC first rights of refusal for new Respitrace products developed by NIMS. In exchange for such rights, NIMS received fixed payments from SMC, as well as ongoing royalties. SMC also produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry.

The contract with SMC was amended in April 1999 to read that the right of first refusal to NIMS' Respitrace products was terminated. In turn, the Company agreed to allow SMC to scale down

Somnostar PT to include Respitrace channels only and allow designation of this device as Respitrace QDC. Royalties on this new device would continue at the same percentage of sales as Somnostar PT. Further, the Company granted SMC the non-exclusive rights to manufacture, incorporate into their own devices, and sell Respitrace 200 printed circuit boards within SMC's product line at a fixed dollar amount royalty to the Company for each board produced.

The Company has operated under significant capital constraints in recent years and has downsized its operations. The royalties generated under the SMC Agreement and those from sale of products were not sufficient to fund research and development activities and otherwise meet working capital requirements during fiscal 1999. Accordingly, in March 1999, it became necessary for Marvin Sackner, CEO and Chairman of the Board of Directors, to purchase 5,000,000 shares of the Company's common stock ("Common Stock") for $150,000 in a private offering to fund operations. Since the Company had entered into negotiations with LifeShirt.com, Inc., a start-up company marketing vital signs online through the Internet, it was deemed necessary to continue funding operations of the Company beyond the fiscal year ending July 31, 1999 ("Fiscal 1999"). Accordingly, Marvin Sackner, CEO and Chairman of the Board of Directors, agreed to loan the Company money to continue funding operations at 12% per annum and with an option to purchase 1,000,000 shares of the Common Stock at an exercise price of 14.5 cents per share. As of October 25, 1999, the principal amounted to $105,423.

On November 2, 1999, the Company entered into the License Agreement with LifeShirt.com, Inc., a start-up company. The License Agreement provides that LifeShirt.com, Inc. will license the Company's technology and software incorporated into a wearable garment system termed LifeShirt. The Company received an equity position in LifeShirt.com, Inc., as well as termed royalties based upon the revenues of LifeShirt.com, Inc. In addition, an Agreement was signed that called for research and development of the LifeShirt system. This agreement funds Company operations through April 2000. Thereafter, it is renewable on a month-by-month basis depending upon needs for further research and development. As long as LifeShirt.com, Inc. meets its fiscal responsibilities through the R&D Agreement, the Company should be able to meet its working capital requirements during fiscal 2000. However, if LifeShirt.com, Inc. fails to meet its financial obligations to the Company, then the Company may require additional capital to remain in business. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

The term the "Company" refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company's offices are located at 1840 West Avenue, Miami Beach, Florida 33139 and its telephone number is (305) 534-3694.

         B.  Financial Information About Industry Segments.
         --------------------------------------------------

Not applicable.

         C. Narrative Description of Business.
         -------------------------------------

Introduction

The Company is engaged in the research and development of computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory and related pulmonary events from sensors placed on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. A report in the journal, Sleep August 1999, dealing with measurement techniques for respiratory-related sleep disorders was issued by the American Academy of Sleep Medicine Task Force, a group composed of members of the American Thoracic Society, European Respiratory Society, and Australasian Sleep Association. It gave the Company's Respitrace technology the highest rating among non-invasive monitors of breathing.

The Company has also undertaken development of the LifeShirt system, a product that incorporates an array of the Company's patented sensor technology into a wearable garment designed to transmit physical and emotional signs of health and disease over the Internet. Finally, the Company also has been investigating and developing a non-invasive, therapeutic, cardiorespiratory device based upon periodic acceleration. This device helps to soothe babies to sleep in the same way as a mother does in pushing her baby carriage back and forth, allows non-invasive ventilation without requiring delivery of gas volume from a mechanical ventilator at the airway, achieves cardiopulmonary resuscitation without imposing external pressures on the chest and/or abdomen, and promotes the body's release of nitric oxide, a substance that is the most powerful endogenous vasodilator mediator in the body.

Current Products
----------------

Respitrace 200/204 Data Acquisition System Series - commercially introduced in April 1998, are small stand-alone devices that produce breath waveforms from respiratory inductive plethysmographic transducers placed around the Rib Cage and Abdomen. These devices also provide waveforms that depict respiratory efforts. The Respitrace 200 series devices are indicated in diagnostic polysomnography and are the lowest priced Respitrace based devices ever marketed. They offer digital sampling rates that are four times faster than all other marketed Respitrace products for better display of breath waveforms. Multiplexing is used for the first time in a Respitrace product to minimize electrical cross talk between the rib cage and abdominal signals and hence provide a signal with a higher level of signal/noise ratio. The Waveforms output may be viewed with a polygraph interface, or a personal computer with RespiPanel or RespiEvents software.

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

RespiEvents - which was commercially introduced in April 1996, is a software program for a personal computer ("PC") designed to be used in conjunction with Respitrace Plus and Respitrace PT. It enables the PC to receive digital information from the Respitrace Plus Digital Interface (RS232 output) and display real-time Respitrace Plus waveforms on the computer screen. RespiEvents allows storage of Respitrace Plus information on the hard drive of the PC for subsequent display of full fidelity waveforms and derived numerical values and indices. It includes tools to manipulate the vertical and horizontal gain displays of waveform information stored on the PC. It can convert the numerical values of the data files into ASCII format enabling them to be imported into other programs such as spread sheets (e.g., Excel, Lotus 123, Quattro Pro, Paradox), databases (e.g., FoxPro, Paradox), and statistical packages (e.g., SigmaPlot, Statistica) so that sophisticated analysis and plots can be carried out.

RespiEvents - transforms the PC into a polygraph recorder for Respitrace Plus generated waveforms and can be used in any situation where such a device might be employed. This software operates upon the DOS platform. One application is polysomnography in which apneic/hypopneic events may be diagnosed and classified and sleep stages characterized according to breath waveform patterns. Another is to monitor breath by breath changes in ventilation and breathing pattern during exercise. RespiEvents permits analyses of unusual patterns of breathing and electrocardiographic waveforms that are particularly useful in documentation of such occurrences in critically ill pulmonary, cardiac, and neurologic patients. The Company, based on current market information, believes that the features presented by RespiEvents are of particular importance to clinicians treating not only adult patients with cardiorespiratory and sleep disorders but also in the monitoring of infants both in hospital and at home. The Company has retained exclusive rights to RespiEvents. Such software is sold to customers directly by the Company and also to SMC according to the pricing set forth in the SMC Agreement.

Respievents 5.0 - RespiEvents 4.0 version is a MS DOS software program introduced to commerce in 1996 that analyzed Respitrace breath waveforms and Electrocardiographic signals. A new Y2000 compliant version has been converted to the MS Windows 95/98 platform and is called Respievents 5.0. It provides on-line video display of 1) breath, electrocardiographic, pulse oximeter, and other physiological waveforms, 2) minute by minute trends of selected variables,
3) tidal flow-volume and Konno-Mead loops and 4) numerical values of processed information. In the prior DOS version of the program (also Y2000 compliant), trends and loop displays were available only in off-line mode. This new version was released to the market in December 1998. The Windows 95/98 RespiEvents software speeds up clinical decision making abilities through presentation of relevant on-line information about breathing and cardiac activities while still retaining the report capabilities of off-line analysis.

Respitrace PT - commercially introduced in April 1996, is manufactured and marketed by SMC under the name SomnoStar PT. The PT is a diagnostic sleep recorder for detecting sleep disorders in adults, children and babies.

RespiTrends - commercially introduced in July 1992 was a PC based MS DOS software program for use with Respitrace Plus. In September 1998 a new Y2000 compliant MS Windows 95 version of the software was released. RespiTrends is a medical data storage software program that permits real-time reception and storage of cardiac and respiratory information for display on the screen of the device. It also generates a variety of reports and trend-plots of patient status. The software program also allows the user to down load RespiTrends from Respitrace Plus to a personal computer for further analysis and report generation. The new Y2000 RespiTrends software offers enhanced graphics and on line help. Respitrends v1.6c software does not impact on the safety and effectiveness of the Respitrace Plus. Incorrect dates and birth date computations will appear on screens and reports. Although this date is not used in any calculation in the RespiTrends software affecting physiological monitored parameters, this anomaly makes RespiTrends software non-Year 2000 compliant. RespiTrends is sold to SMC by NIMS. The Company is also offering trade-in opportunities to upgrade to Y2000 Respitrends.

Respi-Ecg Simulator - commercially introduced in January 1994, is an electronic simulator capable of simulating breathing for the rib cage and abdomen channels as inputs to all Respitrace monitors. Additionally, it also has a channel for simulating ECG and heart rate for monitors. The breathing part of the simulator is theoretically correct to produce an exact calibration of breathing waveforms and can produce an apnea at the touch of a button. The ECG section of the simulator is capable of producing two heart rates, allowing a functional check of Bradycardia alarms on monitor heart channels.

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

Disposable and Accessories - The Company has also developed disposable and accessory items utilized with its products including the Respiband Plus.

Products Under Development
--------------------------

The Company has continued to develop upgrades to its RespiEvents software for the following products listed below and plans to apply to the U.S. Food and Drug Administration ("FDA") for approval to market them in the fiscal year 2000 through the 510(k) mechanism.

Respi-Neckband - The hardware component of this device, which involves wearing a Respitrace transducer band around the neck has already been 510(k) approved for marketing of respiratory efforts detection. This technology provides carotid arterial pulses and jugular venous pulses with appropriate digital filtering and or electrocardiographic triggered ensemble averaging. One scientific peer-reviewed paper has been published on using this technology to obtain systolic time intervals at rest and exercise, a non-invasive measure for assessing mechanical function of the heart. Another scientific peer reviewed paper has been published on non-invasive determination of central venous pressure ("CVP"), a measure that reflects fluid loading of the cardiovascular system. Its accuracy has been validated against invasive central venous catheter measurements. The Company plans an upgrade to RespiEvents 5.0 to market this software and also incorporate it into the LifeShirt system that is described below.

RespiCardiograph (Thoracocardiograph) - is a system that is designed to monitor and record cardiac signals by placing a Respiband around the lower chest. This technology displays left ventricular cardiac volume curves and serves as a continuous, non-invasive monitor of the mechanical function of the heart. By providing recording of changes in blood pumped from the heart, it measures changes in cardiac output. In addition, analysis of various points of the ventricular volume curve, provide assessment of systolic (contraction) and diastolic (relaxation) properties of the heart. The RespiCardiograph also provides data on regional cardiac motion, which is a key factor in early detection of acute heart attacks. Five scientific peer-reviewed papers have been published on this technology, another is in press, and one will be presented at a national medical meeting (2000). Its accuracy has been validated against invasive thermodilution cardiac output measurements, automated border edge detection echocardiography, and Doppler measurements of transmitral blood flows. The RespiCardiograph is a low cost, much less labor-intensive substitute for certain aspects of Doppler-Echo technology and a low cost, safe alternative to invasive Swan-Ganz catheter technology for monitoring the status of the pulmonary circulation and heart in critically ill patients. The Company plans an upgrade to RespiEvents 5.0 to market this software and also to incorporate it into the LifeShirt system that is described below.

Respi-HemithoracicBands - consists of two Respitrace bands, one placed over the right and the other over the left sides of the chest. Differences in volume expansion and lag of one side to the other help in deciding whether pleural effusions, pneumothorax or atelectasis might be present. One paper on this technology has been presented to a National Medical Meeting. The Company plans an upgrade to RespiEvents 5.0 to market this software and also to incorporate it into the LifeShirt system that is described below.

LifeShirt - is a Wearable Physiological Computer (patent pending) that incorporates six inductive plethysmographic transducers, electrocardiographic electrodes, and a two position sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized electronic module that attaches to a HandSpring or PalmPilot palm computer for data collection and processing. Minute-by-minute and hour-by-hour trends of approximately 37 physical and emotional signs of health and disease are computed. In addition, the monitored patient can enter symptoms into the Palm Computer. Data from the module is uploaded into a PC and then transmitted over the Internet up to the LifeShirt.com, Inc. portal for quality control and generation of reports. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

Non-Invasive Therapeutic Motion Platform - The Company has developed and continues to test a horizontal motion platform that imparts periodic acceleration to the body in a headward-footward direction at rates of approximately 90 to 240 times per minute (patent pending). In experimental animal studies, it has been found and reported at scientific meetings that this device has several major clinical applications. For example, the system is capable of supporting ventilation in both normal and diseased lungs even when the respiratory muscles are paralyzed. This method does not require connection to the airway for imposed positive pressures, as is the case with conventional mechanical ventilators. As such, it has the potential to eliminate lung injury produced by conventional ventilators, a point that is the subject of several scientific papers. The system also has potential to serve as a stand-alone device in cardiopulmonary resuscitation.

The motion platform through periodic acceleration also appears to cause release of nitric oxide from the vascular lining cells. The motion platform is the first device discovered that can accomplish the release of this natural substance. Nitric oxide is believed to be the most important mediator of vasodilatation on the body. As such, it has favorable actions in chronic heart failure, pulmonary hypertension, and prevention of arteriosclerotic heart disease among others.

The Company is currently seeking financial support from larger medical device companies and investment groups to bring this device to market.

During the fiscal year ended July 31, 1998, ("fiscal 1998") the Company's principal product development activities were focused on the new RespiTrace 200 Data Acquisition system, Y2000 compliant, Windows-based versions of the RespiTrends and RespiEvents programs, the therapeutic motion platform, and the LifeShirt system.

Manufacturing
-------------

As described in "General Development of Business" above, in December 1996, NIMS granted SMC the exclusive rights to manufacture Respiband Plus and non-exclusive rights to manufacture certain other products. To reduce the manufacturing costs for new products, the Company has chosen to outsource the manufacture of the Respitrace 200 and Respitrace 204. The Company's products are assembled utilizing a variety of off-the-shelf components available from a variety of sources, in addition to custom components such as printed circuit boards and software fabricated to NIMS' specifications. NIMS provides the manufacturer a full bill of materials for parts procurement by the manufacturer to the Company's specifications. This includes PC boards and cable assemblies. The device is manufactured and final testing of the product is completed at NIMS. NIMS then packages and ships the completed products. The Company will continue to outsource manufacturing of its products.

Marketing and Sales
-------------------

The Company's products are designed for hospitals and other health care facilities such as outpatient surgical units, sleep disorder centers, nursing homes, skilled nursing facilities, research facilities and governmental agencies as well as to health care professionals such as pulmonary and critical care physicians, neonatologists, anesthesiologists, respiratory therapists, hospital administrators and directors of home health care agencies.

Pursuant to the SMC Agreement, the Company granted SMC the exclusive rights to manufacture the Company's Respiband Plus and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. SMC produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and like support and has over 30 years experience in the medical device industry. SMC distributes through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

Since introducing the Respitrace 200 and 204 Data Acquisition Systems above, the Company has been selling these systems directly through advertisements in peer reviewed medical trade journals, the Internet, trade show leads, and its existing customer base.

New Y2000 compliant Respitrends and RespiEvents 5.0 will be marketed to SMC and the Company's existing Respitrace Plus customer base. RespiEvents 5.0 will be marketed by the Company to Respitrace 200 and 204 customers.

Regulatory Compliance
---------------------

Medical device manufacturers are subject to extensive federal and state regulations relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products, the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community. The Company obtained ISO 9001 and equivalent FDA Quality Assurance certification from TUV Rheinland in May 1999. Therefore, it is permitted to utilize the CE mark on its products.

Patents and Trademarks
----------------------

The Company currently holds 18 United States and 8 foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional 3 United States and 2 foreign patents. It was granted one new patent in 1999; Means for Analyzing Breath Waveforms as to their Neuromuscular Respiratory

Implications. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company's technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

                                            Number of Patents                       Expiration
                                                                                       Date
       ---------------------------------------------------------------------------------------
                                    Domestic                 Foreign
                                    --------                 -------
                                       3                                                1999
                                       1                                                2000
                                       1                                                2001
                                       2                        2                       2004
                                       2                                                2005
                                       1                        1                       2006
                                       1                        2                       2007
                                       2                                                2008
                                                                2                       2009
                                       2                        1                       2011
                                       2                                                2015
                                       1                                                2016

         Total                        18                        8

With respect to its present and proposed product line, the Company has 13 trademarks and trade names which are registered in the United States and 13, which are registered in several foreign countries, including the Company's principal trademark.

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

Employees
---------

The Company currently employs five employees on a full-time basis. Two are engaged in general and administrative duties, two in research and development, and one in product assembly. The Company also employs one part time employee as a bookkeeper.

ITEM 2.  PROPERTIES.
         -----------

The Company occupies approximately 2,500 square feet at 1840 West Avenue, Miami Beach, Florida, which house its executive offices and product development facilities. Such space is leased on a month-to-month basis from a non-affiliated party at an annual rental of approximately $30,000. The Company believes that its facilities are adequate for the Company's needs in the near future.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

         A.  Market Information.

The Company's Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

         Quarter Ended               High               Low

         October 31, 1997           $0.17             $0.14
         January 31, 1998           $0.17             $0.12
         April 30, 1998             $0.13             $0.09
         July 31, 1998              $0.12             $0.085
         October 31, 1998           $0.11             $0.070
         January 31, 1999           $0.07             $0.065
         April 30, 1999             $0.07             $0.065
         July 31, 1999              $0.069            $0.045

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

B.  Holders
    -------

At October 27, 1999 there were approximately 1,560 holders of record of the Common Stock.

C.  Dividends.
    ---------

The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future. Any decision as to future payment of dividends depends on the factors, as the Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.

Results of Operations.
----------------------

Fiscal 1999 Compared to Fiscal 1998

The Company's net loss for fiscal 1999 was approximately $569,000 as compared $519,000 for the year ending July 31, 1998 ("fiscal 1998"). For fiscal 1999, total revenue was approximately

$241,000 as compared to approximately $224,000 in fiscal 1998. The Company decided to direct its efforts to develop the Respitrace 200 series, Y2000 compliant Respitrends and RespiEvents MS Windows 95 based software, and the Non Invasive Therapeutic Motion Platform.

Cost of goods sold expressed as a percentage of product sales were approximately 22% for fiscal 1999 compared to 33% in fiscal 1998. These decreases are due to certain product sales having very little cost of sales associated with them.

Net operating loss carry forward for the Company as of July 31, 1999 was approximately $9,976.

Operating expenses were approximately $824,000 for fiscal 1999, compared to $761,000 in fiscal 1998. Selling, general and administrative expenses were approximately $53,000 greater in fiscal 1999 as compared to fiscal 1998 as a result of ISO 9001 costs incurred in fiscal 1999. Research and development expenses were approximately $11,000 higher in fiscal 1999 as compared to fiscal 1998 due to costs incurred on certain projects, like the Non-Invasive Therapeutic Motion Platform, Respitrace 200 Data Acquisition System, and, Y2000 compliant Respitrends and RespiEvents software.

Liquidity and Capital Resources
-------------------------------

Working capital at July 31, 1999 was $18,000 as compared to $348,000 at July 31, 1998. The significant decrease in working capital for the year ended July 31, 1999 as compared to July 31,1998 was primarily due to the operating loss incurred by the Company in 1999 offset by the proceeds from the sale of common stock in March 1999.

Cash used in operating activities during fiscal 1999 was approximately $485,000 compared to $467,000 during fiscal 1998. The increase in cash used in operating activities of approximately $18,000 in fiscal 1999 as compared to fiscal 1998 is primarily attributable to an increase in the Company's net loss (net of non-cash charges) of $34,000 during fiscal 1999 and an increase in operating assets (net of liabilities) of $1,000 in fiscal 1999 as compared to an increase of $17,000 in fiscal 1998.

Cash provided by investing activities was approximately $171,000 in fiscal 1999 compared to cash used in investing activities of approximately $286,000 in fiscal 1998. Investing activities consist primarily of costs for patents, software production and purchase/sale of short-term investments.

Cash provided by financing activities in fiscal 1999 was approximately $180,000 compared to approximately $245,000 in fiscal 1998 due to proceeds from the issuance of common stock and proceeds from loans from a shareholder.

The reports of independent auditors on financial statements at and for the two years ended July 31, 1999, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 2 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. As previously noted, revenues generated from the SMC Agreement were insufficient to fund operations during fiscal 1999. If revenues generated from the SMC Agreement or other sales do not reach levels sufficient to fund working capital requirements during fiscal 2000, the Company will require further financing to continue operations during fiscal 2000 and in any event may require additional capital to fund research and development efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

The current directors and executive officers of the Company are as follows:

         Name                               Age      Position
         Marvin A. Sackner, M.D.            67       Chairman of the Board,
                                                     Chief Executive Officer and Director

         Ruth Sackner                       63       Secretary and Director

         Gerard Kaiser, M.D.                67       Director

         Morton J. Robinson, M.D.           67       Director

         Stanley C. Sackner, D.O.           63       Director

         Edward Shapiro                     85       Director

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

STANLEY C. SACKNER, D.O. was elected a Director of the Company in November 1989 upon completion of the Merger. Dr. Sackner was a Director of NIMS/FLA from 1986 until the Merger. Dr. Sackner is on honorary staff of the Department of Anesthesiology at Memorial Hospital in Union, New Jersey.

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

ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

         A.  Summary Compensation Table
             --------------------------

The following compensation table sets forth, for the fiscal years ending July 31, 1998 and 1999, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer

("CEO"). No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

                                                   Annual Compensation
Name and Principal Position          Year                Salary ($)

Marvin A. Sackner
Chairman of the Board, and
Chief Executive Officer             1998                $85,000
                                    1999                $85,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

The following table sets forth certain information regarding NIMS' Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on October 28, 1998 and giving effect to the Exchange Offer, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Name and Address   No of Shares     Percentage of    No of Shares    Percentage of    No. of Shares    Percentage of
Identity of Group  of Common        Beneficial       of Series C     Class            of   Voting      Beneficial
                   Stock            Ownership        Convertible                      Securities       Ownership
                   Beneficially                      Preferred                        Beneficially
                   Owned (1)                         Stock                            Owned (1)
                                                     Beneficially
                                                     Owned
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Marvin A.          11,565,445(2)    53.9%            36,855.92 (2)   9.4%             11,602,300.92    53.9%
Sackner, M.D.                                                                         (2)
1840 West Avenue
Miami Beach, FL
33139
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Ruth Sackner       11,565,445(2)    53.9%            36,855.92 (2)   9.4%             11,602,300.92    53.9%
1840 West Avenue                                                                      (2)
Miami Beach, FL
33139
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Stanley C.         416,575(4)       1.9%             1,198.19 (4)    0.9%             417,773.19 (4)   1.9%
Sackner, D.O.
1840 West Avenue
Miami Beach, FL
33139
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Morton J.          409,492(3)       1.9%             1,073.19 (3)    1.7%             77,232.19 (3)    1.9%
Robinson, M.D.
1840 West
Avenue, Miami
Beach, FL  33139
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Edward Shapiro     26,250 (5)       *                525.00 (5)      *                26,775. (5)      *
1840 West Avenue
Miami Beach, Fl
33139
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Gerard Kaiser,     46,541 (6)       *                75.00 (6)       *                46,616. (6)      *
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------


------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
M.D.
1840 West Avenue
Miami Beach, FL
33139
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
All executive      12,130,970       56.0%            39,727.30       62.0%            12,170,697.30    56.0%
officers and       (2)-(6)                           (2)-(8)                          (2)-(6)
directors as a
group (6persons)
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

         ---------------------------
         * Less than 1%
(1) Holders of Series C Preferred Stock (conversion option expired 7/31/91) are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock (conversion option expired 7/31/91), on a share-for-share basis as a single class, on all matters except as otherwise required by law.
(2) Represents securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse.
(3) Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson's medical practice. Does not include securities held by trust established for the benefit of Dr. Robinson's children, in which securities he disclaims beneficial ownership.
(4) Includes shares of Common Stock held by a pension plan established in connection with Dr. Stanley Sackner's medical practice and securities held jointly by Dr. Sackner and his spouse.
(5)      Includes securities held jointly by Mr. Shapiro and his spouse.
(6)      Includes shares of Common Stock held by Dr. Kaiser's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 30, 1998, the Company completed a private offering of 4,074,997 shares of common stock to certain directors, executive officers and employees of the Company, at a price of $0.6 per share for total proceeds of $244,500. Such shares were sold pursuant to the exemption from registration afforded by Section 4 (2) of the Securities Act of 1933, as amended by Regulation D promulgated thereunder, each purchaser of shares having delivered appropriate investment representations of the Company and having consented to the imposition of a restrictive legend on certificates evidencing the shares.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a).  Exhibits

Exhibit No.            Description of Exhibits
-----------            -----------------------

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

(b)      Reports on Form 8-K
         None.

         SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NON-INVASIVE MONITORING SYSTEMS, INC.



         Dated: November 11, 1999                   By:/S/ Marvin A. Sackner

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

          Signatures                                              Title                                             Date
          ----------                                              -----                                             ----
         /S/ Marvin A. Sackner
         MARVIN A. SACKNER                          Chairman of the Board, Chief Executive Officer and
                                                    Director -(Principal Executive, Financial and
                                                    Accounting Officer)                                       November 11, 1999
         /S/ Morton J. Robinson
         MORTON J. ROBINSON                         Director                                                  November 11, 1999


         /S/ Ruth Sackner
         RUTH SACKNER                               Director and Secretary                                    November 11, 1999


         /S/ Stanley C. Sackner
         STANLEY C. SACKNER                         Director                                                  November 11, 1999


         /S/ Edward Shapiro
         EDWARD SHAPIRO                             Director                                                  November 11, 1999

         /S/ Gerard Kaiser
         GERARD KAISER                              Director                                                  November 11, 1999



             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                               Form 10-KSB-Item 13
                          Index to Financial Statements



                                    Contents




The following consolidated financial statements of Non-Invasive Monitoring Systems, Inc. and subsidiaries are included in item 7:

         Report of Independent Certified Public Accountants                         F-1

         Consolidated Balance Sheet - July 31, 1999                                 F-2-3

         Consolidated Statements of Operations - Years ended July 31, 1999
         and 1998                                                                   F-4

         Consolidated Statements of Shareholders' Equity - Years ended
         July 31, 1999 and 1998                                                     F-5

         Consolidated Statements of Cash Flows - Years ended July 31,
         1999 and 1998                                                              F-6

         Notes to Consolidated Financial Statements                                 F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Non-Invasive Monitoring Systems, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Non-Invasive Monitoring Systems, Inc. and Subsidiaries as of July 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended July 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and Subsidiaries at July 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements referred to above have been prepared assuming that Non-Invasive Monitoring Systems, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company's significant operating losses and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ GERSON, PRESTON & COMPANY, PA
                                        --------------------------------
                                        GERSON, PRESTON & COMPANY, PA

Miami Beach, Florida
October 11, 1999

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
At July 31, 1999

---------------------------------------------------------------------------------------------------------------------------------
                                        ASSETS
Current assets
  Cash                                                                                                                   $ 3,198
  Accounts and royalties receivable, net of allowance of $4,343                                                           35,636
  Inventories                                                                                                             37,665
---------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                                                               76,499
---------------------------------------------------------------------------------------------------------------------------------

Property and equipment
  Furniture and equipment                                                                                                722,339
  Leasehold improvements                                                                                                  15,731
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         738,070
  Less accumulated depreciation                                                                                          712,036
---------------------------------------------------------------------------------------------------------------------------------

       Depreciated cost                                                                                                   26,034
---------------------------------------------------------------------------------------------------------------------------------

Other assets
  Patent costs, net of accumulated amortization of $202,035                                                              283,632
  Other                                                                                                                    6,758
---------------------------------------------------------------------------------------------------------------------------------

       Total other assets                                                                                                290,390
---------------------------------------------------------------------------------------------------------------------------------

       Total assets                                                                                                    $ 392,923
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                                                 $ 64,629
  Loan payable to shareholder                                                                                             29,500
---------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                                                          94,129
---------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred stock, $1 par value; 1,000,000 shares authorized:
    Series B - 100 shares issued and outstanding                                                                             100
    Series C - 62,048 shares issued and outstanding                                                                       62,048
  Common stock, $.01 par value; 100,000,000 shares authorized;
    21,514,726 shares issued and outstanding                                                                             215,148
  Additional paid-in capital                                                                                          10,996,877
  Accumulated deficit                                                                                                (10,975,379)
---------------------------------------------------------------------------------------------------------------------------------

       Total shareholders' equity                                                                                        298,794
---------------------------------------------------------------------------------------------------------------------------------




        Total liabilities and shareholders' equity                                                                     $ 392,923
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                                                                              NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                  Years Ended July 31, 1999 and 1998


---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 1 9 9 9                1 9 9 8
---------------------------------------------------------------------------------------------------------------------------------
Revenues
  Product sales                                                                                 $ 158,648              $ 109,765
  Royalties                                                                                        82,000                114,400
---------------------------------------------------------------------------------------------------------------------------------

     Total revenues                                                                               240,648                224,165
---------------------------------------------------------------------------------------------------------------------------------

Operating expenses
  Cost of goods sold                                                                               35,367                 35,866
  Selling, general and administrative                                                             400,997                348,453
  Research and development                                                                        387,516                377,125
---------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                                                     823,880                761,444
---------------------------------------------------------------------------------------------------------------------------------

Loss from operations before other income                                                         (583,232)              (537,279)

Other income                                                                                       14,347                 18,476
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                       $ (568,885)            $ (518,803)
=================================================================================================================================




Weighted average number of common shares outstanding                                           18,199,658             13,458,478
---------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share                                                           $ (0.03)               $ (0.04)
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.



                                                                              NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                  Years Ended July 31, 1999 and 1998

------------------------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock                    Subscribed     Additional
                                     --------------------------   Common         Common         Paid-in      Accumulated
                                       Series B      Series C      Stock          Stock         Capital        Deficit       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997                $ 100      $ 62,048    $ 124,398        $     -    $ 10,693,127   $ (9,887,691)   $ 991,982

Net loss                                    -             -            -              -               -       (518,803)    (518,803)

Common stock subscribed, paid
  for, but not issued under private
  offering                                  -             -            -         40,750         203,750              -      244,500
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1998                  100        62,048      124,398         40,750      10,896,877    (10,406,494)     717,679

Net loss                                    -             -            -              -               -       (568,885)    (568,885)

Issuance of common stock                    -             -       90,750        (40,750)        100,000              -      150,000
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1999                $ 100      $ 62,048    $ 215,148        $     -    $ 10,996,877   $(10,975,379)   $ 298,794
====================================================================================================================================

See accompanying notes.



                                                                              NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                  Years Ended July 31, 1999 and 1998


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                1 9 9 9               1 9 9 8
------------------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                                                     $ (568,885)           $ (518,803)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                                                84,868                68,580
  Changes in operating assets and liabilities:
      Decrease in accounts and royalties receivable                                                40,361                17,908
      (Increase) in inventories                                                                   (37,665)                    -
      Decrease in prepaid expenses and other assets                                                 1,012                 6,313
      (Decrease) in accounts payable and accrued expenses                                          (4,451)              (41,333)
--------------------------------------------------------------------------------------------------------------------------------

         Net cash (used in) operating activities                                                 (484,760)             (467,335)
--------------------------------------------------------------------------------------------------------------------------------

Investing activities
  Short-term investment                                                                           200,000              (200,000)
  Purchases of property and equipment                                                              (3,584)              (23,327)
  Patent costs                                                                                    (24,933)              (63,124)
--------------------------------------------------------------------------------------------------------------------------------

        Net cash (used in) provided by investing activities                                       171,483              (286,451)
--------------------------------------------------------------------------------------------------------------------------------

Financing activities
  Proceeds from loan from shareholder                                                              29,500                     -
  Proceeds from issuance and subscription of common stock                                         150,000               244,500
--------------------------------------------------------------------------------------------------------------------------------

        Net cash provided by financing activities                                                 179,500               244,500
--------------------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                                      (133,777)             (509,286)

Cash and cash equivalents, beginning of year                                                      136,975               646,261
--------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                            $ 3,198             $ 136,975
================================================================================================================================

See accompanying notes.

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Consolidation. The Company manufactures, through third-party contractors, computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed upon the body's surface.

         The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries. All significant intercompany balances have been eliminated in consolidation.

         Under an agreement with SensorMedics Corp. ("SMC"), the Company receives royalties based on a percentage of SMC's net sales of the Company's products (see Note 8).

         Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less from the date purchased to be cash equivalents.

         Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method and consists primarily of finished goods.

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

         Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

         Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration. In addition, the loan payable to shareholder approximates fair value because of the rate of interest.

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

         Warranties. The Company warrants its products for one year. In the opinion of management, warranty costs will not be material. Accordingly, no provision for warranty costs has been recorded.

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

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Earnings Per Share. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128. This statement requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Conversion of convertible preferred stock has not been considered in the calculation of loss per common share because the conversions would be anti-dilutive or would have no effect. The restated basic and diluted earnings or loss per share to be reported under SFAS No. 128 does not differ from amounts reported under existing accounting rules for all periods reported by the Company through July 31, 1999.

         Research and Development Costs. Research and development costs are expensed as incurred.

         Year 2000. The Company developed and implemented a plan to deal with the Year 2000 problem and converted its computer systems and products to be Year 2000 compliant. The conversion efforts were completed by mid 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. In addition, the Company is working with its suppliers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business.


2.       GOING CONCERN - UNCERTAINTY

         As shown in the accompanying consolidated financial statements, the Company's significant operating losses and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to generate revenues through licensing agreements and funding through research and consulting agreements (see
         Note 9). Failure to secure necessary financing might result in a reduction or curtailment of operations. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

2.       GOING CONCERN - UNCERTAINTY (Cont'd)

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


3.       DEFERRED INCOME TAXES

         At July 31, 1999, the Company has available net operating loss carry forwards of approximately $9,976,000, which will expire as follows:
         $804,000 in 2001, $429,000 in 2002, $755,000 in 2004, $190,000 in 2005,
         $2,072,000 in 2006, $1,736,000 in 2007, $1,651,000 in 2008, $861,000 in
         2009, $5,000 in 2010, $398,000 in 2012, $519,000 in 2013 and $556,000
         in 2014.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company's net deferred income tax resulted from net operating losses of approximately $3,786,000 and was fully allowed for at July 31, 1999.

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,786,000 valuation allowance at July 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $155,000.


4.       PREFERRED STOCK

         The Series B Preferred Stock has a liquidation preference of $100 per share and provides for a noncumulative dividend of $10 per share, if declared.

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

4.       PREFERRED STOCK (Cont'd)

         The Series C Preferred Stock has a liquidation preference of $1 per share and provides for a noncumulative dividend of $.40 per share, if declared. No preferred stock dividends have been declared.

         Holders of the Company's Series B and Series C Preferred Stock are entitled to one vote for each share held.


5.       COMMON STOCK

         In March 1999, the Company issued 5,000,000 shares of common stock for $150,000.

         On April 30, 1998, the Company completed a private offering of 4,074,997 shares of common stock to certain directors, officers and employees of the Company at $.06 per share, for total proceeds of $244,500. The shares were issued on December 23, 1998.


6.       STOCK OPTIONS

         The Company has a Stock Option Plan (the Plan) for key officers and employees. The Company has reserved 250,000 shares of Common Stock for issuance under the Plan. No options are outstanding as of July 31, 1999. No options have been granted since the Plan's inception.


7.       RELATED PARTY TRANSACTIONS

         A shareholder loaned $29,500 to the Company during July 1999. Subsequent to July 31, 1999, an additional $46,500 was loaned to the Company. The loans are unsecured with interest at 12%.

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

7.       RELATED PARTY TRANSACTIONS (Cont'd)

         The Company is entitled to receive royalties from products sold by certain former shareholder/officers that were developed by the Company in prior years. In connection with these agreements, the Company earned royalties of approximately $12,000 and $14,400 during the years ended July 31, 1999 and 1998, respectively.


8.       OTHER INFORMATION

         During the years ended July 31, 1999 and 1998, one customer (SMC) accounted for 42% and 68% of product sales, respectively, and accounted for 85% and 87%, respectively, of royalty income. This customer represented 35% of the accounts and royalties receivable balance at July 31, 1999.

         Accrued expenses at July 31, 1999 consisted of the following:
               Accrued wages                                                                        $ 27,232

               Accrued professional fees                                                              24,000
               ---------------------------------------------------------------------------------------------

                                                                                                    $ 51,232
               ---------------------------------------------------------------------------------------------


         Rent expense required by a month-to-month lease was $35,762 and $34,120 for the years ended July 31, 1999 and 1998, respectively.


9.       SUBSEQUENT EVENTS

         On November 2, 1999, the Company entered into a license agreement and a research and consulting agreement with LifeShirt.Com, Inc. ("LifeShirt"), a related entity in the development stage. Under the license agreement, the Company granted LifeShirt the exclusive world-wide right and license to certain technology in order to develop, design, make, use, sell and service certain products in exchange for 23.5% of the founders' shares of LifeShirt and a

                          NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

9.       SUBSEQUENT EVENTS (Cont'd)

         royalty equal to 3% of LifeShirt's gross revenues from sales with a minimum royalty of $250,000 in the second year. In addition, the Company retained the right to market and sell the LifeShirt system and its components solely to hospitals.

         In addition, the Company retains title and interest in and to any and all derivative patents related to the products incorporated within the LifeShirt System in exchange for a royalty of 5% of the Company's sales of certain products and services. The license agreement is for a period of 10 years.

         Under the research and consulting agreement, LifeShirt will pay the Company $268,000 with $10,000 due within 10 days of the execution of the agreement and $43,000 per month thereafter, for six months, for the Company to develop the LifeShirt System.