Form 10QSB
period 1999-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 1999-12-15
CIK 720762

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended October 31, 1999

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

         Yes   [X]    No [ ]

                  The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of December 15, 1999 was 21,514,726.

         This document contains 11 pages

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

         PART I.  FINANCIAL INFORMATION
         ------------------------------

         Item 1.  Financial Statements (unaudited)
         Condensed consolidated balance sheets at July 31, 1999 and October 31, 1999

         Condensed consolidated statements of operations for the Three Months Ended October 31, 1998 and 1999

         Condensed consolidated statements of cash flows for the Three months ended October 31, 1998 and 1999

         Notes to condensed consolidated financial statements October 31, 1999

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

         Signatures
         ----------




PART I.  FINANCIAL INFORMATION
-------  ---------------------

                                           NON-INVASIVE MONITORING SYSTEMS, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           ASSETS

                                                                                  July 31, 1999              October 31, 1999
                                                                                         (Note)                   (Unaudited)
ASSETS

CURRENT ASSETS
Cash                                                                                    3,198                         8,237
Accounts and royalties receivable
 - net of allowance of $4,343                                                          35,636                        27,948
Inventories                                                                            37,665                        15,901
Prepaid expenses                                                                            -                         3,926
                                                                                  -----------                    ----------

TOTAL CURRENT ASSETS                                                                   76,499                        56,012

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                          722,339                       722,339
     Leasehold improvements                                                            15,731                        15,731
                                                                                  -----------                    ----------
                                                                                      738,070                       738,070

Less accumulated depreciation and amortization                                      (712,036)                     (714,536)
                                                                                  -----------                    ----------
                                                                                       26,034                        23,534

Patent costs, net of accumulated amortization of
$202,035 in July and $208,365 in October                                              283,632                       301,302

OTHER ASSETS                                                                            6,758                         3,782
                                                                                  -----------                    ----------

Total other assets                                                                    290,390                       305,084
------------------                                                                -----------                    ----------

Total Assets                                                                      $   392,923                    $  384,630
------------                                                                      -----------                    ----------


         Note: The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date.
         See notes to condensed consolidated financial statements.


                                           NON-INVASIVE MONITORING SYSTEMS, INC.

                                     CONDENSED CONSOLIDATED BALANCE SHEETS---Continued

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  July 31, 1999                Oct. 31, 1999
                                                                                      (Note)                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and Accrued expenses                                      $     64,629                   $    118,101
     Loan Payable to Shareholder                                                      29,500                         67,000
                                                                                ------------                   ------------
TOTAL CURRENT LIABILITIES                                                             94,129                        185,101


SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value,
   1,000.000 shares authorized
 Series B: 100 shares issued and outstanding                                             100                            100
 Series C: 62,048 shares issued and outstanding                                       62,048                         62,048
Common Stock, $.01 par value, 100,000,000 shares
  authorized, 21,514,726 issued and outstanding                                      215,148                        215,148
Additional Paid-in capital                                                        10,996,877                     10,996,877
Accumulated deficit                                                             (10,975,379)                   (11,074,644)
                                                                                ------------                   ------------
     Total shareholder's equity                                                      298,794                        199,529
                                                                                ------------                   ------------
     Total liabilities and shareholders equity                                  $    392,923                   $    384,630
                                                                                ------------                   ------------

Note: The balance sheet at July 31, 1999 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.


                                           NON-INVASIVE MONITORING SYSTEMS, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                 Three Months Ended
                                                                                     October 31,
                                                                               1998               1999
                                                                               ----               ----
Revenues:
Product sales                                                                 $44,337          $59,160
Royalty income                                                                 28,000           23,881
                                                                          -----------      -----------
Total revenue                                                                  72,337           83,041

Operating Expenses:
Cost of goods sold                                                              7,704           25,111
Selling, General & Administrative                                              92,920           66,459
Research & Development                                                        109,548           92,138
                                                                          -----------      -----------
Total operating expenses                                                      210,172          183,708


(LOSS) FROM OPERATIONS                                                      (137,835)        (100,667)

Interest income                                                                                    352
Other income                                                                    5,635            1,050
                                                                          -----------      -----------
NET (LOSS)                                                                 $(132,200)       $( 99,265)
                                                                          -----------      -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       16,514,726      21,514,726

BASIC AND DILUTED (LOSS) PER COMMON SHARE

                                                                               (0.008)          (.005)
                                                                          -----------      -----------

See notes to condensed consolidated financial statements.



                                           NON-INVASIVE MONITORING SYSTEMS, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                           October 31,
                                                                                               1998                       1999
                                                                                               ----                       ----
OPERATING ACTIVITIES
Net (loss)                                                                             $  (132,200)                    $ ( 99,265)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                                23,466                          8,830
Changes in operating assets and liabilities:
Decrease in accounts and royalties receivable                                                38,004                          7,688
(Increase) Decrease in inventories                                                         (18,229)                         21,764
(Increase) in prepaid expenses and other assets                                                                              (950)
Increase in accounts payable and accrued  expenses                                           13,065                         53,472
                                                                                       ------------                   ------------

NET CASH (USED IN) OPERATING ACTIVITIES                                                    (75,894)                        (8,461)


INVESTING ACTIVITIES                                                                        200,000
Short-term investments                                                                      (3,296)
Purchases of plant and equipment                                                           (13,208)                       (24,000)
                                                                                       ------------                   ------------
Patent costs

NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                                                                      (24,000)
                                                                                            183,496
FINANCING ACTIVITIES
Proceeds from Shareholder loans
                                                                                                                            37,500
NET CASH PROVIDED BY
FINANCING ACTIVITIES
                                                                                                                            37,500
Increase in cash
                                                                                            107,602                          5,039
CASH AT BEGINNING OF PERIOD
                                                                                            136,975                          3,198
                                                                                       ------------                   ------------
CASH AT END OF PERIOD
                                                                                       $    244,577                   $      8,237
                                                                                       ------------                   ------------



See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

October 31, 1999

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1999.


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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
------------

         Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in the research and development of computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory and related pulmonary events from sensors placed on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company has been developing a therapeutic motion platform that produces periodic acceleration in the spinal axis of the resting subject. In animal experiments, this device has been found to effect Non-Invasive Motion Ventilation, Non-

Invasive Cardiopulmonary Resuscitation, release of Nitric Oxide from the lining of blood vessels, and marked increases in heart and brain blood flows.

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

         On November 2, 1999, the Company entered into a License Agreement with Lifeshirt.com, Inc., an Internet start-up company. The License Agreement provides that LifeShirt.com, Inc. will license the Company's technology and software incorporated into a wearable computer garment system termed Lifeshirt. In December, 1999, the Company received notification from the patent office that its claims for patent of this garment were allowed. The Company received an equity position in Lifeshirt.com, Inc. as well as termed royalties based upon the revenues of Lifeshirt.com, Inc. In addition, an Agreement was signed that called for research and development of the Lifeshirt System. This agreement funds Company operations through April 2000. Thereafter, it is renewable on a month-by-month basis depending upon needs for further research and development. As long as Lifeshirt.com, Inc. meets its fiscal responsibilities through the R&D Agreement, the Company should be able to meet its working capital requirements during fiscal 2000. However, if Lifeshirt.com, Inc. fails to meet its financial obligations to the Company, then the Company may require additional capital to remain in business. Failure to secure necessary financing might result in the further reduction and curtailment of operations.



Results of Operations
---------------------

Revenue for the three month period ended October 31, 1999 was approximately $83,000 as compared to approximately $72,000 for the same period for the prior year.

Royalty income decreased approximately $4,100 during the period ended October 31, 1999 period as compared to the same period 1998.

Selling, general and administrative expenses decreased approximately $26,000 during the three month period ended October 31, 1999 as compared to the same period in 1998. 1998 Costs were higher due to the costs associated with ISO 9001 certification and CE marking process required for marketing the company's products.

Nims incurred a net loss of $99,265 in the 1999 period as compared to a net loss of $132,200 in the 1998 as a result of the factors described above.

Liquidity and Capital Resources
-------------------------------

Working capital at October 31, 1999 was ($129,000) as compared to $223,000 at October 31, 1998. The decrease in working capital was primarily due to the increase in Accounts Payable and Accrued expenses during the three month period ended October 31, 1999.

In March 1999, Nims required additional working capital to fund continued operations, as revenues from product sales and royalty income were not sufficient to sustain operations. Accordingly, in March 1999, Dr. Marvin A. Sackner, Nims' Chairman provided the Company with an equity infusion of $150,000 through the purchase of 5,000,000 shares of Common Stock at a price of $.03 per share.

The Company believes that the equity infusion combined with the anticipated revenues from operations, will enable Nims to meet its working capital needs and continue operations through July 31, 2000. However, if revenues do not reach levels sufficient to fund working capital operations, Nims will require further financing to continue operations in subsequent periods and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the curtailment of operations.

ISO 9001 Certification and CE Mark
----------------------------------

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


Year 2000
---------

Nims has made every effort to assure that all currently marketed devices are Year 2000 compliant. All of The Company's hardware and software products are able to perform date recording and computations beginning with January 1, 2000. As part of the Company's routine Good Manufacturing Processes and Regulatory Compliance, Nims addressed this potential problem and implemented through its normal working procedures the implementation of Y2000 as a criteria of new and present product development. The Company recently released Respitrends v2.0, a personal computer based software which is year 2000 compliant to be used with the Respitrace Plus as a replacement for Respitrends, a noncompliant software product. There is no impact on the safety or effectiveness of the Respitrace Plus which utilizes the Respitrends software, although incorrect dates and birth date computations will appear on screens and reports. These dates are not used in any calculation in the Respitrends software, affecting physiological monitored parameters, however it is this anomaly which makes Respitrends software non-Year 2000 compliant.

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


                                           NON-INVASIVE MONITORING SYSTEMS, INC.





         Dated: December 15, 1999            By: /S/ Marvin A. Sackner
                                             --------------------------
                                             Marvin A. Sackner,
                                             Chairman of the Board