Form 10QSB
period 2000-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2000-03-14
CIK 720762

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended January 31, 2000

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

Yes  X     No

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 15, 2000 was 21,514,726.

This document contains 12 pages

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

         PART I.  FINANCIAL INFORMATION
         ------------------------------

         Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets at July 31, 1999 and January 31, 2000

         Condensed consolidated statements of operations for the Three and Six Months Ended January 31, 1999 and 2000

         Condensed consolidated statements of cash flows for the Three and Six Months ended January 31, 1999 and 2000

         Notes to condensed consolidated financial statements January 31, 2000

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

         Item 6. Exhibits and Reports on Form 8-K

         Signatures
         ----------

PART I.  FINANCIAL INFORMATION
------------------------------

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                               July 31, 1999           Jan. 31, 2000
                                                                                                   (Note)                (Unaudited)
ASSETS

CURRENT ASSETS
Cash                                                                                             $   3,198                $  18,246
Accounts and royalties receivable
 - net of allowance of $4,343                                                                       35,636                   59,628
Inventories                                                                                         37,665                   10,743
Prepaid expenses                                                                                         0                    4,399
                                                                                                 ---------                ---------

TOTAL CURRENT ASSETS                                                                                76,499                   93,016

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                                       722,339                  109,371
     Leasehold improvements                                                                         15,731                    3,464
                                                                                                 ---------                ---------
                                                                                                   738,070                  116,299

Less accumulated depreciation and amortization                                                    (712,036)                 (93,805)
                                                                                                 ---------                ---------
                                                                                                    26,034                   19,030

Patent costs, net of accumulated amortization of
$202,035 in July and $214,695 in January                                                           283,632                  327,972

OTHER ASSETS                                                                                         6,758                    3,661
                                                                                                 ---------                ---------

Total other assets                                                                                 290,390                  331,633
------------------                                                                               ---------                ---------

Total Assets                                                                                     $ 392,923                $ 443,679
------------                                                                                     ---------                ---------


Note: The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS---Continued
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           July 31, 1999              Jan. 31, 2000
                                                                                               (Note)                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and Accrued expenses                                                  $     64,629               $    122,417
     Loan Payable to Shareholder                                                                  29,500                     46,500
                                                                                            ------------               ------------
TOTAL CURRENT LIABILITIES                                                                         94,129                    168,917


SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value,
   1,000.000 shares authorized
 Series B: 100 shares issued and outstanding                                                         100                        100
 Series C: 62,048 shares issued and outstanding                                                   62,048                     62,048
Common Stock, $.01 par value, 100,000,000 shares
  authorized, 21,514,726 issued and outstanding                                                  215,148                    215,148
Additional Paid-in capital                                                                    10,996,877                 10,996,877
Accumulated deficit                                                                          (10,975,379)               (10,999,411)
                                                                                            ------------               ------------
     Total shareholder's equity                                                                  298,794                    274,762
                                                                                            ------------               ------------
     Total liabilities and shareholders equity                                              $    392,923               $    443,679
                                                                                            ------------               ------------


Note: The balance sheet at July 31, 1999 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended                    Six Months Ended
                                                                     ------------------                    ----------------
                                                                         January 31,                          January 31,
                                                                 1999               2000              1999                2000
                                                                 ----               ----              ----                ----
Revenues:
Product sales                                               $     53,136        $     75,456       $     97,473        $    134,616
Royalty Income                                                    28,000              19,116             56,000              42,997
Research and Consulting                                                0             139,000                  0             139,000
                                                            ------------        ------------       ------------        ------------
Total revenues                                                    81,136             233,572            153,473             316,613


Operating Expenses:
Cost of goods sold                                                18,786               8,847             26,490              33,958
Selling, General & Administrative                                 93,427             111,784            186,347             178,243
Research & Development                                            88,098              39,318            197,646             131,456
                                                            ------------        ------------       ------------        ------------
Total operating expenses                                         200,331             159,949            410,483             343,657


(LOSS) FROM OPERATIONS                                          (119,175)             73,623           (257,010)            (27,044)

Interest income                                                      572                 210              6,207                 562
Other income                                                       1,750               1,400              1,750               2,450
                                                            ------------        ------------       ------------        ------------
NET (LOSS)                                                  $   (116,853)       $     75,233       $   (249,053)       $    (24,032)
                                                            ------------        ------------       ------------        ------------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            16,514,726          21,514,726         16,514,726          21,514,726

BASIC AND DILUTED (LOSS) PER COMMON SHARE                         (0.007)              0.003             (0.015)             (0.001)
                                                            ------------        ------------       ------------        ------------

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                         Six Months Ended
                                                                                                         ----------------
                                                                                                            January 31,
                                                                                                            -----------
                                                                                                    1999                    2000
                                                                                                  ---------               ---------
OPERATING ACTIVITIES
Net (loss)                                                                                        $(249,053)              $ (24,032)
Adjustment to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization                                                                        38,565                  18,185
Changes in operating assets and liabilities:
Decrease (Increase) in accounts and
  royalties receivable                                                                               12,802                 (23,992)
(Increase) Decrease in inventories                                                                  (36,951)                 26,922
Decrease in prepaid expenses and other assets                                                         4,000                     177
(Decrease) Increase in accounts payable and
  accrued  expenses                                                                                 (11,136)                 57,788
                                                                                                  ---------               ---------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                                             (241,773)                 55,048
                                                                                                  ---------               ---------


INVESTING ACTIVITIES
Short-term investments                                                                              200,000
Purchases of plant and equipment                                                                     (3,434)
Patent costs                                                                                        (22,863)                (57,000)
                                                                                                  ---------               ---------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                                                                173,703                 (57,000)
                                                                                                  ---------               ---------

FINANCING ACTIVITIES
Proceeds from Shareholder loans                                                                                              17,000
                                                                                                                          ---------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                                                                                         17,000
                                                                                                                          ---------

(Decrease) Increase in Cash                                                                         (68,070)                 15,048

CASH AT BEGINNING OF PERIOD                                                                         136,975                   3,198
                                                                                                  ---------               ---------

CASH AT END OF PERIOD                                                                             $  68,905               $  18,246
                                                                                                  ---------               ---------


See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

January 31, 2000

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

         Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in the research and development of computer assisted, non-invasive monitoring devices designed to detect abnormal respiratory and related pulmonary events from sensors placed on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company has developed a therapeutic motion platform (patent pending) that produces repetitive head to foot motion. In animal experiments, this device produces Non-Invasive Motion Ventilation, a new means to achieve ventilation at breath volumes lower than natural breathing and with more rapid rates. This modality does not impose positive pressure on the lungs and reduces the potential for damage to lung tissue as has been demonstrated with conventional mechanical ventilation. This new modality might also serve as a means for Non-Invasive Cardiopulmonary Resuscitation. Further, the motion platform appears to cause release of Nitric Oxide from the inner lining of blood vessels. The Company expects to fabricate an adult motion platform during its third quarter for adult testing.

         Prior to April, 1999, the Company was party to an exclusive distribution agreement for most of its products with SensorMedics Corporation and was largely dependent on SensorMedics Corporation for the marketing of Nims products. The agreement was amended to a non-exclusive arrangement. This amendment allowed the Company to seek additional channels of distribution rather than relying exclusively on SensorMedics Corporation.

         On November 2, 1999, the Company entered into a License Agreement with Lifeshirt.com, Inc., an Internet start-up company. The License Agreement provides that LifeShirt.com, Inc. licenses the Company's technology and software incorporated into a wearable computer garment system termed Lifeshirt. The Company retained rights to marketing LifeShirt technology in hospitals. In December, 1999, the Company received notification from the patent office that its claims for patent of this garment were allowed. LifeShirt.com, Inc. was founded in August 9, 1999 with 1,000,000 shares. The Company received 235,000 of these shares in Lifeshirt.com, Inc. as well as termed royalties (3%) based upon the revenues of Lifeshirt.com, Inc. From October 22, 1999 to January 14, 2000, LifeShirt.com, Inc. through a private placement memorandum issued 196,814 shares at $5 each. In addition to the Licensing Agreement, an Agreement ("R&D Agreement") was signed that called for research and development of the Lifeshirt System. This agreement funds Company operations through April 2000. Thereafter, it is renewable on a month-by-month basis depending upon needs for further research and development. The Company should be able to meet its working capital requirements during fiscal 2000. However, if Lifeshirt.com, Inc. fails to meet its financial obligations to the Company, then the Company may require additional capital to remain in business in the future. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

Results of Operations
---------------------

Revenue for the three and six month periods ended January 31, 2000 was approximately $233,000 and $316,000 respectively as compared to approximately $81,000 and $153,000 for the same period for the prior year.

Royalty income decreased approximately $13,000 during the period ended January 31, 2000 period as compared to the same period 1999.

Selling, general and administrative expenses increased approximately $18,000 during the three months ended January 31, 2000 and decreased $8,104 during the six month period ended January 31, 2000 as compared to the same period in 1999. 1999 Costs were higher due to the costs associated with ISO 9001 certification and CE marking process required for marketing the company's products.

Nims incurred a net loss of $24,000 in the 2000 period as compared to a net loss of $249,000 in the 1999 as a result of the factors described above.

Liquidity and Capital Resources
-------------------------------

Working capital at January 31, 2000 was ($75,000) as compared to $111,000 at January 31, 1999. The decrease in working capital was primarily due to the increase in Accounts Payable and Accrued expenses during the six month period ended January 31, 2000.

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

Cash provided by operating activities was $55,000 as compared to Cash used in operating activities $241,000 during the six months ended January 31, 1999.

Cash used in investing activities was $57,000 during the six months ended January 31, 2000 as compared to cash provided by investing activities of $173,000 during the six months ended January 31, 1999. Investing activities consist primarily of costs for patents, software production and purchase/sale of short term investments.

Cash provided by financing activities during the six months ended January 31, 1999 was $17,000 and consisted of loans from a shareholder.

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

Item 3.    Defaults Upon Senior Securities
                    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
                    Not applicable

Item 5     Other Information
                    Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           A.  Exhibits:

                          Exhibit- 10.1 - License Agreement dated November 2, 1999 with LifeShirt.com, Inc. Research and Consulting Agreement dated November 2, 1999 with LifeShirt.com, Inc.

                          Exhibit- 27.1 - Financial data schedule (SEC use only)

           B.  Reports on Form 8-K - Not applicable

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.



Dated: March 15, 2000                      By: /s/ Marvin A. Sackner
                                           -------------------------
                                           Marvin A. Sackner,
                                           Chairman of the Board

--------------------------------------------------------------------------------