Form 10QSB
period 2000-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2000-06-14
CIK 720762

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended April 30, 2000

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

         Yes   [X]    No   [ ]

                  The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of June 14, 2000 was 21,514,726.

         This document contains 13 pages

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

         PART I.  FINANCIAL INFORMATION
         -------  ---------------------

         Item 1.  Financial Statements (unaudited)
         Condensed consolidated balance sheets at July 31, 1999 and April 30,
         2000

         Condensed consolidated statements of operations for the Three and Nine Months Ended April 30, 1999 and 2000

         Condensed consolidated statements of cash flows for the Three and Nine Months ended April 30, 1999 and 2000

         Notes to condensed consolidated financial statements April 30, 2000

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         PART II  OTHER INFORMATION
         -------  -----------------

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

         Signatures
         ----------

PART I.  FINANCIAL INFORMATION
------------------------------

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           ASSETS

                                                                                  July 31, 1999               April 30, 2000
                                                                                      (Note)                   (Unaudited)
ASSETS

CURRENT ASSETS
Cash                                                                               $    3,198                   $    24,353
Accounts and royalties receivable
 - net of allowance of $4,343 in July                                                  35,636                        23,010
Inventories                                                                            37,665                        18,797
                                                                                   ----------                   -----------

  TOTAL CURRENT ASSETS                                                                 76,499                        66,160

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                          722,339                       113,024
     Leasehold improvements                                                            15,731                         3,464
                                                                                   ----------                   -----------
                                                                                      738,070                       116,488

Less accumulated depreciation and amortization                                      (712,036)                     ( 96,748)
                                                                                   ----------                   -----------
                                                                                       26,034                        19,740

Patent costs, net of accumulated amortization of
$202,035 in July and $221,025 in April                                                283,632                       338,805

Other assets                                                                            6,758                         3,661
                                                                                   ----------                   -----------

  TOTAL OTHER ASSETS                                                                  290,390                       342,466
                                                                                   ----------                   -----------

  TOTAL ASSETS                                                                     $  392,923                   $   428,366
                                                                                   ==========                   ===========

         Note: The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date.
         See notes to condensed consolidated financial statements.



                      NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS---Continued
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  July 31, 1999               April 30, 2000
                                                                                      (Note)                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and Accrued expenses                                      $     64,629                    $   108,290
     Loan Payable to Shareholder                                                      29,500                         50,454
                                                                                ------------                    -----------

  TOTAL CURRENT LIABILITIES                                                           94,129                        158,744


SHAREHOLDERS' EQUITY
 Preferred Stock, $1.00 par value,
   1,000,000 shares authorized
 Series B: 100 shares issued and outstanding                                             100                            100
 Series C: 62,048 shares issued and outstanding                                       62,048                         62,048
Common Stock, $.01 par value, 100,000,000 shares
  Authorized, 21,514,726 issued and outstanding                                      215,148                        215,148
Additional Paid-in capital                                                        10,996,877                     10,996,877
Accumulated deficit                                                             (10,975,379)                   (11,004,551)
                                                                                ------------                    -----------

  TOTAL SHAREHOLDERS' EQUITY                                                         298,794                        269,622
                                                                                ------------                    -----------

  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                                        $    392,923                    $   428,366
                                                                                ============                    ===========



Note: The balance sheet at July 31, 1999 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended               Nine Months Ended
                                                 ------------------               -----------------
                                                      April 30,                        April  30,
                                              1999               2000           1999            2000
                                              ----               ----           ----            ----
Revenues:
Product sales                               $     20,110    $     42,806    $    117,583    $    177,422
Royalty Income                                    28,000          16,880          84,000          59,877
Research and Consulting                                0         129,000               0         268,000
                                            ------------    ------------    ------------    ------------
Total revenues                                    48,110         188,686         201,583         505,299
                                            ------------    ------------    ------------    ------------

Operating Expenses:
Cost of goods sold                                 1,194          11,070          27,684          45,028
Selling, General & Administrative                119,329         106,620         305,676         284,863
Research & Development                            98,174          76,978         295,820         208,434
                                            ------------    ------------    ------------    ------------
Total operating expenses                         218,697         194,668         629,180         538,325



LOSS FROM OPERATIONS                            (170,587)         (5,982)       (427,597)        (33,026)

Interest income                                      389               0           6,596               4
Other income                                       1,050             842           2,800           3,850
                                            ------------    ------------    ------------    ------------
NET LOSS                                    $   (169,148)   $     (5,140)   $   (418,201)   $    (29,172)
                                            ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            18,986,641      21,514,726      17,320,588      21,514,726

BASIC AND DILUTED (LOSS) PER COMMON SHARE         (0.009)        (0.0002)         (0.024)         (0.001)
                                            ------------    ------------    ------------    ------------

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Nine Months Ended
                                                                        -----------------
                                                                            April 30,
                                                                            ---------
                                                                        1999         2000
                                                                        ----         ----
OPERATING ACTIVITIES
Net loss                                                             $(418,201)  $ ( 29,172)
Adjustment to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization                                           72,364       27,458
Changes in operating assets and liabilities:
Decrease in accounts and
  Royalties receivable                                                  79,825       12,626
(Increase) Decrease in inventories                                     (36,951)      18,868
Decrease in prepaid expenses and other assets                            1,024        3,097
(Decrease) Increase in accounts payable and
  accrued expenses                                                      (9,236)      47,615
                                                                     ---------    ---------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                (341,175)      80,492
                                                                     ---------    ---------

INVESTING ACTIVITIES
Short-term investments                                                 200,000            0
Purchases of plant and equipment                                        (3,584)     ( 2,174)
Patent costs                                                           (24,383)     (74,163)
                                                                     ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    172,033      (76,337)
                                                                     ---------    ---------
FINANCING ACTIVITIES
Proceeds from Sale of Stock                                            150,000            0
Proceeds from Shareholder loans                                              0       17,000
                                                                     ---------    ---------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                                   150,000       17,000
                                                                     ---------    ---------
(Decrease) Increase in Cash                                            (19,142)      21,155

CASH AT BEGINNING OF PERIOD                                            136,975        3,198
                                                                     ---------    ---------
CASH AT END OF PERIOD                                                $ 117,833    $  24,353
                                                                     =========    =========

See notes to condensed consolidated financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

April 30, 2000

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 1999.

         The Financial statements referred to above have been prepared assuming that the Company will continue as a going concern and do not reflect any adjustments to reflect the possible future effects on the recovery and classification of assets, or the amounts or classifications of liabilities that might result from the possible inability of the Company to continue as a going concern.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
------------

         Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in the research and development of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company also develops non-invasive, therapeutic, cardiorespiratory devices.

         Nims continues development of its therapeutic motion platform (patent pending) that produces repetitive head to foot motion. In experiments, this device produces Non-Invasive Motion Ventilation, a new means to achieve ventilation at breath volumes lower than natural breathing and with rates that are more rapid. This modality does not impose positive pressure on the lungs and reduces the potential for damage to lung tissue as has been demonstrated with conventional mechanical ventilation. Two papers have been submitted for consideration of scientific publication on this method by Dr. Jose Adams, Chief of Neonatology, Mt. Sinai Medical Center, Miami Beach, FL. This new modality might also serve as a means for Non-Invasive Cardiopulmonary Resuscitation. Further, the motion platform appears to release Nitric Oxide from the inner lining of blood vessels. Nitric oxide is the most powerful dilator of blood vessels in the body and has a major beneficial role the prevention and treatment of coronary artery disease, angina pectoris, hypertension, chronic heart failure, arteriosclerosis, stroke, and venous thrombosis. Its release during aerobic exercise is believed to account for the beneficial effects of exercise on the heart. During this quarter, the Company fabricated a prototype adult motion platform for preliminary testing purposes. Non-invasive monitoring of the digital pulse revealed that the motion platform released significant quantities of nitric oxide from the inner lining of blood vessels in a normal adult who lay quietly on the device while headward to footward motion was applied with the platform. The Company plans to make a second generation prototype of the motion platform during the first quarter of the next fiscal year while continuing to test adults with the initial prototype.

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

         On November 2, 1999, the Company entered into a License Agreement with Lifeshirt.com, Inc. Lifeshirt.com (Ojai, CA) is a eCare company that plans to market the Lifeshirt system, a computerized shirt that monitors and records physical signs into a small digital recorder and uploads the encrypted data over the Internet for analysis and display on a secure website for Physician review. By adapting Nims hospital-tested technology for transmission over the Internet, Lifeshirt has potential for providing vital information to physicians as an aid to management and prevention of acute problems in such conditions as asthma, chronic heart failure, sleep disorders, anxiety, coronary artery disease and cancer pain.

         In December, 1999, the Company received notification from the patent office that its claims for patent of this garment were allowed. LifeShirt.com, Inc. was founded in August 9, 1999 with 1,000,000 shares. The Company received 235,000 of these shares in Lifeshirt.com, Inc. as well as termed royalties (3%) based upon the revenues of Lifeshirt.com, Inc. From October 22, 1999 to January 14, 2000, LifeShirt.com, Inc. through a private placement memorandum issued 196,814 shares at $5 each. In addition to the Licensing Agreement, an Agreement ("R&D Agreement") was signed that called for research and development of the Lifeshirt System. Receipt of payments from Lifeshirt.com for research and development of the Lifeshirt System began in November 1999 and product launch is planned for late fall 2000. In this quarter, prototype miniaturized electrical modules to run the sensors within the LifeShirt and collect data from them were manufactured.

         The R&D agreement is renewable on a month-by-month basis depending upon needs for further research and development. The Company should be able to meet its working capital requirements during fiscal 2000. However, if Lifeshirt.com, Inc. fails to meet its financial obligations to the Company, then the Company may require additional capital to remain in business in the future. Failure to secure necessary financing might result in the further reduction and curtailment of operations.


Results of Operations
---------------------

Revenue for the three and nine month periods ended April 30, 2000 was approximately $189,000 and $505,000 respectively as compared to approximately $48,000 and $202,000 for the same period for the prior year. The increase is attributed to increase of product sales and the research and development contract between Lifeshirt.com and Nims.

Royalty income decreased approximately $11,000 and $24,000 during the three month and nine month periods ended April 30, 2000 as compared to the same periods in 1999.

Selling, general and administrative expenses decreased approximately $13,000 and $21,000 during the three month and nine month periods ended April 30, 2000 as compared to the same periods in 1999.

Nims incurred a net loss of approximately $5,000 and $29,000 during the three month and nine periods ended April 30, 2000 as compared to a net loss of $169,000 and $418,000 in the same periods in 1999 as a result of the factors described above.


Liquidity and Capital Resources
-------------------------------

Working capital at April 30, 2000 was approximately ($93,000) as compared to approximately $24,000 at April 30, 1999. The decrease in working capital was primarily due to the increase in Accounts Payable and Accrued expenses during the nine month period ended April 30, 2000.

In March 1999, Nims required additional working capital to fund continued operations, as revenues from product sales and royalty income were not sufficient to sustain operations. Accordingly, in March 1999, Dr. Marvin A. Sackner, Nims' Chairman provided the company with an equity infusion of $150,000 through the purchase of 5,000,000 shares of Common Stock at a price of $.03 per share.

The Company believes that anticipated revenues from operations and payments from Lifeshirt.com for Research and Development of the Lifeshirt System pursuant to the R&D Agreement will enable Nims to meet its working capital needs and continue operations through July 31, 2000. However, if revenues do not reach levels sufficient to fund working capital operations, Nims will require further financing to continue operations in subsequent periods and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the curtailment of operations.

Cash provided by operating activities was approximately $80,000 for the nine months ended April 30, 2000 as compared to Cash used in operating activities $341,000 during the nine months ended April 30, 1999.

Cash used in investing activities was approximately $76,000 during the nine months ended April 30, 2000 as compared to cash provided by investing activities of approximately $172,000 during the nine months ended April 30, 1999. Investing activities consist primarily of costs for patents, software production and purchase/sale of short term investments.

Cash provided by financing activities was $17,000 and consisted of loans from a shareholder for the nine month period ended April 30, 2000 and proceeds from the sale of stock during the same period in 1999.

ISO 9001 Certification and CE Mark
----------------------------------

The Company has been notified that it met requirements for ISO 9001 certification and may affix the CE Mark to its products. Quality System Requirements are required to market products into the EC. In addition, it has met the FDA GMP Good Manufacturing Practice qualifications which correspond to the ISO certification as well. Management believes this will enhance the Company's ability to favorably position itself to potential marketing and development partners. In May 2000, the Company received ISO 9001 recertification.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
                  Not applicable

Item 2.  Changes in Securities
                  Not applicable

Item 3.  Defaults Upon Senior Securities
                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                  Not applicable

Item 5   Other Information
                  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits:
                  Exhibit - 27.1 - Financial data schedule (SEC use only)

         B.  Reports on Form 8-K - Not applicable

         SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NON-INVASIVE MONITORING SYSTEMS, INC.





         Dated: June 14, 2000                         By: /S/ Marvin A. Sackner
                                                      -------------------------
                                                      Marvin A. Sackner,
                                                      Chairman of the Board