Form 10KSB
period 2000-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2000-10-30
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2000

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
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization                            Identification No.)

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

Yes   X    No
    ------    ------


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         State issuer's revenues for the most recent fiscal year:  $691,773.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 27, 2000, computed by reference to the price at which the stock was sold on that date: $2,151,472.

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of October 30, 2000, was 21,514,726.

         Transitional Small Business Disclosure Format:
                                                            Yes        No  X
                                                               ----       ----

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

PART I

ITEM 1.  BUSINESS

A.       General Development of Business.
         --------------------------------

         The Company is engaged in research and development of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company, pursuant to a Research and Consulting Agreement by and between LifeShirt.com, Inc. and the Company dated November 2, 1999, (the "R&D Agreement"), has also undertaken development of the LifeShirt system, a product that incorporates an array of the Company's patented sensor technology into a wearable garment designed to transmit physical and emotional signs of health and disease over the Internet. In addition, NIMS has licensed, pursuant to a License Agreement dated November 2, 1999 by and between LifeShirt.com, Inc. and the Company (the "License Agreement"), the LifeShirt system to LifeShirt.Com, Inc. Pursuant to the terms and conditions of the License Agreement, LifeShirt.com, Inc. will manufacture, market and sell the LifeShirt system. On August 14, 2000, the Company entered into a one year agreement with LifeShirt.com, Inc. to continue development of the LifeShirt system. The Company also agreed to assign its patents relating to the LifeShirt system to LifeShirt.com, Inc. with LifeShirt.com, Inc. licensing to the Company the rights to the sale of products in bedside systems except for ambulatory monitoring. Finally, the Company has been investigating and developing a non-invasive, therapeutic, cardiorespiratory device based upon periodic acceleration. This device helps to soothe babies to sleep in the same way as a mother soothes her baby by pushing her baby carriage back and forth, allows non-invasive ventilation without requiring delivery of gas volume from a mechanical ventilator at the airway, achieves cardiopulmonary resuscitation without imposing external pressures on the chest and/or abdomen, and promotes the body's release of nitric oxide, a substance that the Company believes is the most powerful endogenous vasodilator mediator in the body as well as other beneficial mediators such as prostacyclin and tissue plasminogen activator from the lining layer of blood vessels . Release of nitric oxide into the circulation is likely a major reason in enhancing the beneficial effects of exercise and prevention of coronary artery disease. Two papers on topics related to the benefits and effects of such periodic acceleration in animal experiments are to be published in a peer reviewed scientific journal. The Company also received notification by the U.S. Patent office that the Company's patent application, Reciprocating Movement Platform For Shifting Subject To and fro in Headwards-Footwards Direction, has received its Notice of Allowance. The Company has fabricated two adult prototype devices and tests indicate that application in adults is feasible. Further, tests suggest that nitric oxide is released during periodic acceleration. The Company is engaged in discussions with another company on means to commercialize this product.

         NIMS' principal products in commerce are:

         RESPITRACE 200 and 204 are small stand alone devices that produce breath waveforms with respiratory inductive plethysmography; these are used for diagnostic polysomnography.

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

         The contract with SMC was amended in April 1999 to reflect that the right of first refusal to NIMS' Respitrace products was terminated. In turn, the Company agreed to allow SMC to scale down Somnostar PT to include Respitrace channels only and allow designation of this device as Respitrace QDC. Royalties on this new device would continue at the same percentage of sales as Somnostar PT. Further, the Company granted SMC the non-exclusive rights to manufacture, incorporate into their own devices, and sell Respitrace 200 printed circuit boards within SMC's product line at a fixed dollar amount royalty to the Company for each board produced.

         In, March 1999, Marvin Sackner, CEO and Chairman of the Board of Directors, agreed to loan the Company certain funds to continue funding operations, at a rate of 12% per annum in return for an option to purchase 1,000,000 shares of the Common Stock at an exercise price of 14.5 cents per share. As of July 31, 2000, the principal and interest outstanding on this loan is $51,980.

         On August 14, 2000, the Company entered into several agreements with LifeShirt.com, Inc., a start-up company that received equity funding of $7.5 million from third parties with rights to increase this funding from third parties by an additional $7.5 million, based upon milestones to be met by LifeShirt.com, Inc. These agreements included the R&D Agreement, a License Agreement, an Agreement Regarding Assignment of Patents and related Intellectual property, an Invention Assignment, and a Software Assignment. The License Agreement provides that LifeShirt.com, Inc. will license the Company's technology and software, which is incorporated into a wearable garment system termed "LifeShirt". The Company received an equity position in LifeShirt.com, Inc., as well as royalties based upon the revenues of LifeShirt.com, Inc. In addition, an R&D Agreement was signed that called for research and development of the LifeShirt system. The Company anticipates that revenues from the R&D Agreement will fund Company operations through August 2001. As long as LifeShirt.com, Inc. meets its fiscal responsibilities through the R&D Agreement, the Company should be able to meet its working capital requirements during fiscal 2001. However, if LifeShirt.com, Inc. fails to meet its financial obligations to the Company, then the Company may require additional capital to remain in business. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

         The term the "Company" and "NIMS" refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company's offices are located at 1840 West Avenue, Miami Beach, Florida 33139 and its telephone number is (305) 534-3694.

B.       Financial Information About Industry Segments.
         ----------------------------------------------
         Not applicable.

C.       Narrative Description of Business.
         ---------------------------------
         Introduction

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

         The Company has undertaken development of the LifeShirt system, a product that incorporates an array of the Company's patented sensor technology into a wearable garment designed to transmit physical and emotional signs of health and disease over the Internet. The Company has been able to miniaturize its patented system Physiologic Signs Feedback System, issued April 4, 2000,so that it can be worn on the body with battery power. Further, the Company received 510(k) approval from the U.S. and Drug Administration (the "FDA") on May 1, 2000 to market an expanded indication for software that is used to analyze data from the LifeShirt system. This expanded indication deals with the capability of monitoring data from the technology during the activities of daily living such as walking, running, cycling, climbing stairs, sitting at a desk, reading, etc. Finally, the Company has been investigating and developing a non-invasive, therapeutic, cardiorespiratory device based upon periodic acceleration. This device helps to soothe babies to sleep in the same way as a mother soothes her baby by pushing her baby carriage back and forth, allows non-invasive ventilation without requiring delivery of gas volume from a mechanical ventilator at the airway, achieves cardiopulmonary resuscitation without imposing external pressures on the chest and/or abdomen, and promotes the body's release of nitric oxide, a substance that the Company believes is the most powerful endogenous vasodilator mediator in the body as well as other beneficial mediators such as prostacyclin and tissue plasminogen activator. The Company received notification from the U.S. Patent office that a patent submitted by the company entitled Reciprocating Movement Platform For Shifting Subject To and fro in Headwards-Footwards Direction, has received its Notice of Allowance. An additional patent on periodic acceleration is pending. Two papers on the benefits and effects of such periodic acceleration in experimental animals are to be published in a peer reviewed scientific journal. Two adult prototype motion platforms have been fabricated. Tests demonstrate that humans can tolerate periodic acceleration at the intensity that causes nitric oxide to be released from the inner lining of blood vessels. Further, a means to non-invasively demonstrate that nitric oxide is probably being released has been tested and constitutes part of the pending patent application.

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

         RespiEvents 5.2 - RespiEvents 4.0 version is a MS DOS software program introduced to commerce in 1996 that analyzed Respitrace breath waveforms and Electrocardiographic signals.

A new Y2000 compliant version has been converted to the MS Windows 95/98 platform and is called RespiEvents 5.2. It provides on-line video display of 1) breath, electrocardiographic, pulse oximeter, and other physiological waveforms,
2) minute by minute trends of selected variables, 3) tidal flow-volume and Konno-Mead loops and 4) numerical values of processed information. In the prior DOS version of the program (also Y2000 compliant), trends and loop displays were available only in off-line mode. This new version was released to the market in December 1998. The Windows 95/98 RespiEvents software speeds up clinical decision making abilities through presentation of relevant on-line information about breathing and cardiac activities while still retaining the report capabilities of off-line analysis. RespiEvents 5.4, an upgrade of RespiEvents 5.2, has much more features than RespiEvents 5.2 and also will be utilized as the basis for the data collection and analysis software in the LifeShirt system. The Company intends to submit a 510(k) application to FDA in the first quarter of 2001.

         Respitrace PT - commercially introduced in April 1996, is manufactured and marketed by SMC under the name SomnoStar PT. The Respitrace PT is a diagnostic sleep recorder for detecting sleep disorders in adults, children and babies.

         RespiTrends - commercially introduced in July 1992 was a PC based MS DOS software program for use with Respitrace Plus. In September 1998, a new Y2000 compliant MS Windows 95 version of the software was released. RespiTrends is a medical data storage software program that permits real-time reception and storage of cardiac and respiratory information for display on the screen of the device. It also generates a variety of reports and trend-plots of patient status. The software program also allows the user to down load RespiTrends from Respitrace Plus to a personal computer for further analysis and report generation. The new Y2000 RespiTrends software offers enhanced graphics and on line help. Respitrends v1.6c software does not impact on the safety and effectiveness of the Respitrace Plus. Incorrect dates and birth date computations will appear on screens and reports. RespiTrends is sold to SMC by NIMS.

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

Products Under Development
--------------------------

         The Company has continued to develop upgrades to its RespiEvents software for the following products listed below and plans to apply to the FDA for approval to market them through the 510(k) mechanism.

         Respi-Neckband - The hardware component of this device, which involves wearing a Respitrace transducer band around the neck has already been 510(k) approved for marketing of respiratory efforts detection. This technology provides carotid arterial pulses and jugular venous pulses with appropriate digital filtering and or electrocardiographic triggered ensemble averaging. One scientific peer-reviewed paper has been published on using this technology to obtain systolic time intervals at rest and exercise, a non-invasive measure for assessing mechanical function of the heart. Another scientific peer reviewed paper has been published on non-invasive determination of central venous pressure ("CVP"), a measure that reflects fluid loading of the cardiovascular system. Its accuracy has been validated against invasive central venous catheter measurements. The Company plans an upgrade to RespiEvents 5.4 to market this software and also incorporate it into the LifeShirt system that is described below.

         RespiCardiograph (Thoracocardiograph) - is a system that is designed to monitor and record cardiac signals by placing a Respiband around the lower chest. This technology displays left ventricular cardiac volume curves and serves as a continuous, non-invasive monitor of the mechanical function of the heart. By providing recording of changes in blood pumped from the heart, it measures changes in cardiac output. In addition, analysis of various points of the ventricular volume curve, provide assessment of systolic (contraction) and diastolic (relaxation) properties of the heart. The RespiCardiograph also provides data on regional cardiac motion, which is a key factor in early detection of acute heart attacks. Six scientific peer-reviewed papers have been published on this technology. Its accuracy has been validated against invasive thermodilution cardiac output measurements, automated border edge detection echocardiography, and Doppler measurements of transmitral blood flows. The RespiCardiograph is a low cost, much less labor-intensive substitute for certain aspects of Doppler-Echo technology and a low cost, safe alternative to invasive Swan-Ganz catheter technology for monitoring the status of the pulmonary circulation and heart in critically ill patients. The Company plans an upgrade to RespiEvents 5.4 to market this software and also to incorporate it into the LifeShirt system that is described below.

         Respi-HemithoracicBands - consists of two Respitrace bands, one placed over the right and the other over the left sides of the chest. Differences in volume expansion and lag of one side to the other help in deciding whether pleural effusions, pneumothorax or atelectasis might be present. One paper on this technology has been presented to a National Medical Meeting. The Company plans an upgrade to RespiEvents 5.4 to market this software and also to incorporate it into the LifeShirt system that is described below.

         LifeShirt - is a Wearable Physiological Computer (patent, PhysiologicSigns Feedback System, issued April 4, 2000) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant ("PDA") with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control from full disclosure, transforms data into minute-by-minute median trends of over 40 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be uploaded into a PC and then transmitted over the Internet up to the LifeShirt.com, Inc. Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

         Non-Invasive Therapeutic Motion Platform - The Company has developed and continues to test a horizontal motion platform that imparts periodic acceleration to the body in a headward-footward direction at rates of approximately 90 to 240 times per minute. The Company received notification from the U.S. Patent Office that its patent application, Reciprocating Movement Platform for Shifting Subject To and Fro in Headwards-Footwards Direction, received its Notice of Allowance. As a consequence of experimental animal studies, it has been found and reported at scientific meetings that this device has several major clinical applications. Two papers on the benefits and effects of such periodic acceleration are being published in a peer reviewed scientific journal and another one has been submitted for consideration of publication. For example, the system is capable of supporting ventilation in both normal and diseased lungs even when the respiratory muscles are paralyzed. This method does not require connection to the airway for imposed positive pressures, as is the case with conventional mechanical ventilators. As such, it has the potential to eliminate lung injury produced by conventional ventilators, a point that is the subject of several scientific papers. The system also has potential to serve as a stand-alone device in cardiopulmonary resuscitation and organ preservation.

         The motion platform through periodic acceleration also appears to release nitric oxide and other beneficial mediators such as prostacyclin and tissue plasminogen activator (tPA) from the vascular lining cells. The motion platform is the first device invented that can accomplish the release of these natural substances. Nitric oxide is believed to be the most important mediator of vasodilatation on the body. As such, it has favorable actions in chronic heart failure, high blood pressure, pulmonary hypertension, coronary artery disease, stroke, wound healing, and prevention of arteriosclerosis among others. Prostacyclin also is a vasodilator and might be more effective in reducing pulmonary arterial pressures than nitric oxide. Finally, tissue plasminogen activator has a role in prevention of clot formation. A patent application on such actions, as well as others, is pending.

         During fiscal year 1999, the Company designed and had fabricated two adult capacity motion platforms for inducing periodic acceleration. Tests with these two systems revealed that adults tolerated the gravitational intensity to effect nitric oxide release and that a non-invasive test revealed that nitric oxide was released in a dose-dependent manner.

         The Company is currently seeking financial support from larger medical device companies to bring this device to market.

         During the fiscal year ended July 31, 2000, ("fiscal 2000") the Company's principal product development activities were focused on the LifeShirt system, RespiEvents 5.4 and the therapeutic motion platform.

Manufacturing
-------------

         As described in "General Development of Business" above, in December 1996, the Company granted SMC the exclusive rights to manufacture Respiband Plus and non-exclusive rights to manufacture certain other products. To reduce the manufacturing costs for new products, the Company has chosen to outsource the manufacture of the Respitrace 200 and Respitrace 204. The Company's products are assembled utilizing a variety of off-the-shelf components available from a variety of sources, in addition to custom components such as printed circuit boards and software fabricated to Company's specifications. The Company provides the manufacturer a request for materials for parts procurement by the manufacturer to the Company's specifications. This includes PC boards and cable assemblies. The device is manufactured and the final testing of the product is completed at the Company. The Company then packages and ships the completed products. The Company will continue to outsource the manufacturing of its products.

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

         Pursuant to the SMC Agreement, the Company granted SMC the exclusive rights to manufacture the Company's Respiband Plus and non-exclusive rights to manufacture the Company's Respitrace Plus and Respitrace PT. SMC produces instruments for pulmonary function testing, metabolic measurements, sleep diagnostics and similar support and has over 30 years experience in the medical device industry. SMC distributes its products through 35 direct representatives in the United States, the United Kingdom, the Benelux countries, France, and Germany and uses 50 dealers in other countries.

         Since introducing the Respitrace 200 and 204 Data Acquisition Systems above, the Company has been selling these systems directly through advertisements in peer reviewed medical trade journals, the Internet, trade show leads, and its existing customer base.

         Respitrends and RespiEvents 5.2 are marketed to SMC and the Company's existing Respitrace Plus customer base. RespiEvents 52 is marketed by the Company to Respitrace 200 and 204 customers.

Regulatory Compliance
---------------------

         Medical device manufacturers are subject to extensive federal and state regulations relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products, the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community. The Company obtained ISO 9001 and equivalent FDA Quality Assurance certification from TUV Rheinland in May 1999. Therefore, the Company is permitted to utilize the CE mark on its products. The Company received recertification of ISO 9001 and equivalent FDA Quality Assurance certifications in their April 2000 audit by TUV Rheinland.

         In May 1, 2000, the Company received 510(k) approval from the FDA to market the Company's RespiEvents software with an expanded indication of intended use. This relates to the utilization of the software during the daily activities of living, a necessity for analyzing data in ambulatory monitoring devices such as the LifeShirt system.

Patents and Trademarks
----------------------

         The Company currently holds 2 United States and 8 foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional 2 United States and 2 foreign patents. The Company transferred 14 U.S. patents to LifeShirt.com. The Company was granted one new patent in 1999; Means for Analyzing Breath Waveforms as to their Neuromuscular Respiratory Implications and another, PhysiologicSigns Feedback System, issued April 4, 2000. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company's technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

                              Number of Patents                 Expiration Date
                        Domestic                Foreign
                        --------                -------
                            1                                          2001
                            2                       2                  2004
                            2                                          2005
                            1                       1                  2006
                            1                       2                  2007
                            2                                          2008
                                                    2                  2009
                            2                       1                  2011
                            2                                          2015
                            1                                          2016
                            1                                          2017
          Total            15                       8

         With respect to its present and proposed product line, the Company has 13 trademarks and trade names which are registered in the United States and 13, which are registered in several foreign countries, including the Company's principal trademark.

Competition
-----------

         The Company competes with several concerns that market non-invasive respiratory monitoring devices, including Respironics Corporation, Hewlett Packard, and Spacelabs, all of which are larger, have longer operating histories and have financial and personnel resources far greater than those of the Company. Management believes, however, that it effectively competes with such concerns on the basis of uniqueness and quality.

Employees
---------

         The Company currently employs five full-time employees on a full-time basis. Two are engaged in general and administrative duties, two in research and development, and one in product assembly. The Company also employs one part-time employee as a programmer.

ITEM 2.  PROPERTIES.

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

A.       Market Information.
         -------------------

         The Company's Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

         Quarter Ended                         High                     Low

         October 31, 1998                     $0.11                    $0.070
         January 31, 1999                     $0.07                    $0.065
         April 30, 1999                       $0.07                    $0.065
         July 31, 1999                        $0.069                   $0.045
         October 31, 1999                     $0.109                   $0.109
         January 31, 2000                     $0.984                   $0.500
         April 30, 2000                       $1.469                   $1.125
         July 31, 2000                        $0.906                   $0.781

         The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

B.       Holders
         -------

         As of October 25, 1999 there were approximately 1,545 holders of record of the Common Stock.

C.       Dividends.
         ----------

         The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.
----------------------

         Fiscal 2000 Compared to Fiscal 1999.

         The Company's net loss for fiscal 2000 was approximately $35,000 as compared $569,000 for the year ending July 31, 1999 ("fiscal 1999"). For fiscal 2000, total revenue was approximately $692,000 as compared to approximately $241,000 in fiscal 1999.

         Cost of goods sold expressed as a percentage of product sales were approximately 18% for fiscal 2000 compared to 22% in fiscal 1999. These decreases are due to certain product sales having very little cost of sales associated with them.

         Net operating loss carry forward for the Company as of July 31, 2000 was approximately $10,011,000.

         Operating expenses were approximately $731,000 for fiscal 2000, compared to $824,000 in fiscal 1999.

Liquidity and Capital Resources
-------------------------------

         Working capital at July 31, 2000 was $(95,000) as compared to $18,000 at July 31, 1999. The significant decrease in working capital for the year ended July 31, 2000 as compared to July 31,1999 was primarily due to the operating loss incurred by the Company in 1999.

         Cash provided by operating activities during fiscal 2000 was approximately $78,000 compared to cash used in operating activities of $485,000 during fiscal 1999. The decrease in cash provided by operating activities of approximately $563,000 in fiscal 2000 as compared to fiscal 1999 is primarily attributable to an decrease in the Company's net loss (net of non-cash charges) of $492,000 during fiscal 2000 and a decrease in operating assets (net of liabilities) of $70,000 in fiscal 2000 as compared to an increase of $1,000 in fiscal 1999.

         Cash used in investing activities was approximately $76,000 in fiscal 2000 compared to cash provided by investing activities of approximately $171,000 in fiscal 1999. Investing activities consist primarily of costs for patents, software production and purchase/sale of short-term investments.

         Cash provided by financing activities in fiscal 2000 was approximately $22,000 compared to approximately $180,000 in fiscal 1999 due to proceeds from loans from a shareholder in 1999.

         The reports of independent auditors on financial statements at and for the two years ended July 31, 2000, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 2 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. As previously noted, revenues generated from the LifeShirt and SMC Agreements were insufficient to fund operations during fiscal 2000. If revenues generated from the LifeShirt and SMC Agreements or other sales do not reach levels sufficient to fund working capital requirements during fiscal 2001, the Company will require further financing to continue operations during fiscal 2001 and in any event may require additional capital to fund research and development efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The current directors and executive officers of the Company are as follows:

             Name                   Age           Position

       Marvin A. Sackner, M.D.       68    Chairman of the Board,
                                           Chief Executive Officer and Director

       Ruth Sackner                  64    Secretary and Director

       Gerard Kaiser, M.D.           68    Director

       Morton J., Robinson, M.D.     68    Director

       Stanley C. Sackner, D.O.      64    Director

       Edward Shapiro                86    Director

         MARVIN A. SACKNER, M.D., was elected to his positions as Chairman of the Board, Chief Executive Officer and Director with the Company in November 1989, upon the Company's acquisition by merger (the "Merger") of all of the capital stock of Non-Invasive Monitoring Systems, Inc., a privately held Florida corporation ("NIMS/Fla"). Dr. Sackner co-founded NIMS/Fla in 1977 and was the Chairman of the Board from 1981 until October 1989 and Chief Executive Officer from 1985 until the Merger. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 to 1986, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. He also currently serves as Medical Director of LifeShirt.com, Inc.

         RUTH SACKNER was elected a Director of the Company in November 1989 upon completion of the Merger.

         GERARD KAISER, M.D. was elected a Director of the Company in November 1989 upon completion of the Merger. Since 1971, he has been at the University of Miami School of Medicine and currently serves as Deputy Dean for Clinical Affairs. He also serves as Senior Vice President for Medical Affairs at Jackson Memorial Hospital.

         MORTON J. ROBINSON, M.D. was elected a Director of the Company in November 1989 upon completion of the Merger. Dr. Robinson is Director of the Department of Pathology and Laboratory Medicine at Mount Sinai Medical Center, Miami Beach.

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

         Ruth Sackner and Dr. Stanley C. Sackner are Marvin A. Sackner's spouse and brother, respectively.

         Directors of the Company hold their offices until the next annual meeting of the Company's shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. Other than an Audit and Legal Committee consisting of Edward Shapiro, Gerard Kaiser and Ruth Sackner and a Compensation and Stock Option Review Committee consisting of Marvin A. Sackner and Morton J. Robinson, there are no committees of the Board of Directors. The Board of Directors met 3 times in fiscal 2000, one time by written consent. The Committees did not meet in fiscal 2000.

         Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's shareholders and until their successors have been chosen and qualified.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executives officers and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 2000, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

A.       Summary Compensation Table
         --------------------------

         The following compensation table sets forth, for the fiscal years ending July 31, 1999 and 2000, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO"). No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

                                                            Annual Compensation
  Name and Principal Position              Year                  Salary ($)

  Marvin A. Sackner                        1998                   $85,000
  Chairman of the Board, and               1999                   $85,000
  Chief Executive Officer                  2000                   $95,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding NIMS' Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on October 28, 2000 and giving effect to the Exchange Offer, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:

Name and Address        No.of            Percentage       No. of            Percentage       No. of          Percentage
Identify of Group       Shares of        of               Shares of         of Class         Shares of           of
                        Common           Beneficial       Series C          (3)              Voting          Beneficial
                        Stock            Ownership        Convertible                        Securities      Ownership
                        Beneficially     (2)              Preferred                          Beneficially    (4)
                        Owned (1)                         Stock                              Owned (1)
                                                          Beneficially
                                                          Owned (1)
Marvin A.               11,393,945(5)    52.9%            36,855.92           59.4%         11,430,800.92        53%
Sackner, M.D.
1840 West Avenue,
Miami Beach, FL
33139

Ruth Sackner            11,393,945(5)    52.9%            36,855.92           59.4%         11,430,800.92        53%
1840 West Avenue,
Miami Beach, FL
33139

Stanley C.              239,989(6)       1.1%             1,198.19(4)         1.9%          241,187.19(6)        1.1%
Sackner, D.O.
1840 West Avenue,
Miami Beach, FL
33139

Morton J.               409,491(7)       1.9%             1,073.19(3)         1.7%          410,564.19(7)        1.9%
Robinson, M.D.
1840 West Avenue,
Miami Beach, FL
33139

Edward Shapiro          26,250(8)        *                525.00(5)             *           26,775(8)             *
1840 West Avenue,
Miami Beach, FL
33139

Gerard Kaiser,          46,541(9)        *                75.00(6)              *           46,616(9)             *
M.D.
1840 West Avenue,
Miami Beach, FL
33139

All executive           12,116,216       56.3%            39,727.30            64%          12,155,943.3        56.3%
officers and
directors as a
group (6 persons)

---------------------------
         * Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner's percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.

(2) Based on 21,514,726 shares of Common Stock issued and outstanding as of October 30, 2000.

(3) Based on 62,048 Series C Convertible Preferred Stock issued and outstanding, as of October 30, 2000.

(4) Based on 21,576,874 shares consisting of 21,514,726 shares of Common Stock, 62,048 Series C Convertible Preferred Stock and 100 shares of Series B Preferred Stock issued and outstanding. Holders of Series C Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock on a share-for-share basis as a single class, on all matters except as otherwise required by law

(5) Represents securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse.

(6) Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson's medical practice. Does not include securities held by trust established for the benefit of Dr. Robinson's children, in which securities he disclaims beneficial ownership.

(7) Includes shares of Common Stock held by a pension plan established in connection with Dr. Stanley Sackner's medical practice and securities held jointly by Dr. Sackner and his spouse.

(8)  Includes securities held jointly by Mr. Shapiro and his spouse.

(9)  Includes shares of Common Stock held by Dr. Kaiser's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In, March 1999, Marvin Sackner, CEO and Chairman of the Board of Directors, agreed to loan the Company certain funds to continue funding operations, at a rate of 12% per annum in return for an option to purchase 1,000,000 shares of the Common Stock at an exercise price of 14.5 cents per share. As of July 31, 2000, the principal and interest outstanding on this loan is $51,980.

         At July 31, 2000, the Company had a 21.4% interest in LifeShirt.Com, Inc. ("LifeShirt"), a related entity in the development state. Dr. Sackner's son-in-law is the Chief Operating Officer and a founder of LifeShirt.Com, Inc.

         On October 28, 1999, the Company entered into a license agreement and a research and consulting agreement with LifeShirt. Under the license agreement, the Company granted LifeShirt the exclusive world-wide right and license to certain technology in exchange for 23.5% of the founders' share of LifeShirt and a royalty equal to 3% of LifeShirt's gross revenues from sales with a minimum royalty of $250,000 in the second year. The Company retained the right to market and sell the LifeShirt system and its components to hospitals. Subsequent to the initial investment, the Company's percentage investment was diluted to 21.4%.

         The Company retains title and interest in and to any and all derivative patents related to the products incorporated within the LifeShirt System in exchange for a royalty 5% of the Company's sales of certain products and services.

         The agreement is for a period of 10 years.

         Under the agreement, LifeShirt pays the Company as follows: $10,000 due within 10 days of the execution of the agreement and $43,000 per month thereafter for the Company to develop the LifeShirt System. During the year ended July 31, 2000, the Company received $397,000.

         In August 2000, the Company entered into agreements with LifeShirt, which superceded or terminated the existing license and research and consulting agreements.

         Under the new agreements, LifeShirt grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If LifeShirt fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty of 5% of the gross revenues the Company earns on these sales. LifeShirt will also pay the company $900,000, in payments of $75,000 per month for twelve months beginning August 11, 2000, in consideration for services to be performed by the Company in support of the LifeShirt Systems. In addition, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to LifeShirt in consideration for a royalty of 3% of LifeShirt's gross revenues from sales of certain products. The minimum royalty in the second year is $250,000.

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

                                       NON-INVASIVE MONITORING SYSTEMS, INC.


Dated: October 30, 2000                By:/S/ Marvin A. Sackner
       ----------------                   -----------------------
                                              Marvin A. Sackner,
                                              Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

               Signatures                                       Title                                 Date


/S/ Marvin A. Sackner                          Chairman of the Board, Chief Executive
------------------------                       Officer and Director (Principal
MARVIN A. SACKNER                              Executive, Financial and Accounting
                                               Officer)                                     October 30, 2000

/S/ Mortin J. Robinson
------------------------
MORTON J. ROBINSON                             Director                                     October 30, 2000

/S/ Ruth Sackner
------------------------
RUTH SACKNER                                   Director and Secretary                       October 30, 2000

/S/ Stanley C. Sackner
------------------------
STANLEY C. SACKNER                             Director                                     October 30, 2000

/S/ Edward Shapiro
------------------------
EDWARD SHAPIRO                                 Director                                     October 30, 2000

/S/ Gerald Kaiser
------------------------
GERARD KAISER                                  Director                                     October 30, 2000

                        Consolidated Financial Statements

                      Non-Invasive Monitoring Systems, Inc.
                                and Subsidiaries

                       Years Ended July 31, 2000 and 1999

             Non-Invasive Monitoring Systems, Inc. and Subsidiaries

                               Form 10-KSB-Item 13
                          Index to Financial Statements

                                    Contents

The following consolidated financial statements of Non-Invasive Monitoring Systems, Inc. and subsidiaries are included in item 7:


         Balance Sheet - July 31, 2000

         Statements of Operations - Years Ended July 31, 2000 and 1999

         Statements of Shareholders' Equity - Years Ended July 31, 2000 and 1999

         Statements of Cash Flows - Years Ended July 31, 2000 and 1999

         Notes to Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Non-Invasive Monitoring Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Non-Invasive Monitoring Systems, Inc. and Subsidiaries as of July 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended July 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and Subsidiaries at July 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements referred to above have been prepared assuming that Non-Invasive Monitoring Systems, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company's significant operating losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Gerson, Preston & Company, P.A.
                                            ------------------------------------
                                            CERTIFIED PUBLIC ACCOUNTANTS


Miami Beach, Florida
October 16, 2000

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
At July 31, 2000




                                      ASSETS


Current assets

  Cash                                                                  $ 27,721
  Accounts and royalties receivable                                       36,637
  Inventories                                                             18,451
--------------------------------------------------------------------------------
     Total current assets                                                 82,809

Furniture and equipment, net of accumulated depreciation of $99,570       16,148

Patents, net of accumulated amortization of $221,025                     342,466
--------------------------------------------------------------------------------








     Total assets                                                       $441,423
================================================================================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses                            $    125,754
  Loan payable to shareholder                                            51,980
--------------------------------------------------------------------------------
     Total current liabilities                                          177,734
--------------------------------------------------------------------------------
Shareholders' equity

  Preferred stock, $1 par value; 1,000,000 shares authorized:

    Series B - 100 shares issued and outstanding                            100
    Series C - 62,048 shares issued and outstanding                      62,048
  Common stock, $.01 par value; 100,000,000 shares authorized;
    21,514,726 shares issued and outstanding                            215,148
  Additional paid-in capital                                         10,996,877
  Accumulated deficit                                               (11,010,484)
--------------------------------------------------------------------------------
     Total shareholders' equity                                         263,689
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                    $    441,423
================================================================================

See accompanying notes.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended July 31, 2000 and 1999




                                                      2 0 0 0        1 9 9 9
--------------------------------------------------------------------------------
Revenue

  Research and consulting                         $    397,000     $         --
  Product sales                                        211,292          158,648
  Royalties                                             83,481           82,000
--------------------------------------------------------------------------------
     Total revenues                                    691,773          240,648
--------------------------------------------------------------------------------
Operating expenses
  Research and development                             350,829          387,516
  Cost of goods sold                                    38,050           35,367
  Selling, general and administrative                  342,203          400,997
--------------------------------------------------------------------------------
     Total costs and expenses                          731,082          823,880
--------------------------------------------------------------------------------
Loss from operations before other income               (39,309)        (583,232)

Other income                                             4,204           14,347
--------------------------------------------------------------------------------
Net loss                                          $    (35,105)    $   (568,885)
================================================================================


Weighted average number of common
  shares outstanding                                21,514,726       18,199,658
================================================================================
Basic and diluted loss per common share           $     (0.002)    $     (0.031)
================================================================================

See accompanying notes.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Years Ended July 31, 2000 and 1999




                                                                         Subscribed      Additional
                                   Preferred Stock           Common        Common          Paid-in      Accumulated
                               Series B       Series C       Stock          Stock          Capital        Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998   $        100   $     62,048   $    124,398   $     40,750    $ 10,896,877   $(10,406,494)   $    717,679

Issuance of common stock             --             --         90,750        (40,750)        100,000             --         150,000

Net loss                             --             --             --             --              --       (568,885)       (568,885)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1999            100         62,048        215,148             --      10,996,877    (10,975,379)        298,794

Net loss                             --             --             --             --              --        (35,105)        (35,105)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2000   $        100   $     62,048   $    215,148   $         --    $ 10,996,877   $(11,010,484)   $    263,689
====================================================================================================================================


See accompanying notes.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended July 31, 2000 and 1999




                                                                    2 0 0 0      1 9 9 9
--------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                         $ (35,105)   $(568,885)
  Adjustments to reconcile net loss to net cash from
    operating activities:
      Depreciation and amortization                                   30,280       84,868
      Bad debt expense                                                12,692           --
  Changes in operating assets and liabilities:

    (Increase) decrease in accounts and royalties receivable         (13,693)      40,361
    Decrease (increase) in inventories                                19,214      (37,665)
    Decrease in prepaid expenses and other assets                      3,097        1,012
    Increase (decrease) in accounts payable and accrued expenses      61,125       (4,451)
--------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities            77,610     (484,760)
--------------------------------------------------------------------------------------------
Investing activities

  Sale of short-term investment                                           --      200,000
  Patent costs                                                       (75,567)     (28,517)
--------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities           (75,567)     171,483
--------------------------------------------------------------------------------------------
Financing activities
  Proceeds from loan from shareholder                                 22,480       29,500
  Proceeds from issuance of common stock                                  --      150,000
--------------------------------------------------------------------------------------------
       Net cash provided by financing activities                      22,480      179,500
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                       24,523     (133,777)

Cash, beginning of year                                                3,198      136,975
--------------------------------------------------------------------------------------------
Cash, end of year                                                  $  27,721    $   3,198
============================================================================================


See accompanying notes.

             NON-INVASIVE MONITORING SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Consolidation. The Company manufactures computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body's surface.

         The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries. All significant intercompany balances have been eliminated in consolidation. A partially-owned affiliate is accounted for under the equity method.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method and consist primarily of finished goods.

         Property and Equipment. Property and equipment are stated at cost and depreciated, using the straight-line method, over the 5 year estimated useful lives of the assets.

         Patents. Costs incurred in applying for and defending patents are capitalized and amortized, using the straight-line method, over the lives of the patents.

         Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

         Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration. In addition, the loan payable to shareholder approximates fair value because of the interest rate.

             NON-INVASIVE MONITORING SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES Cont'd)

         Warranties. The Company warrants its products for one year. However, in the opinion of management, warranty costs are not material.

         Revenue Recognition. The Company recognizes revenue when products are shipped or as royalties are earned. If installation is required as a condition of sale, revenue is recognized when the installation has been completed.

         Research and Development Costs. Research and development costs are expensed as incurred.

         Earnings (Loss) Per Share. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

2.       GOING CONCERN - UNCERTAINTY

         As shown in the accompanying consolidated financial statements, the Company's significant operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to generate revenues through licensing and research and consulting agreements (see Note 3). There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

             NON-INVASIVE MONITORING SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.       INVESTMENT IN AND TRANSACTIONS WITH AN AFFILIATE

         At July 31, 2000, the Company had a 21.4% interest in LifeShirt.Com, Inc. ("LifeShirt"), a related entity in the development stage.

         Summarized unaudited financial information for this affiliate at June 30, 2000 and for the period from inception, August 5, 1999 to June 30, 2000, is as follows:


                  Other assets                                      $    35,000
                  --------------------------------------------------------------

                  Total assets                                      $    35,000
                  ==============================================================

                  Current liabilities                               $   387,000
                  Shareholders' deficit                                (352,000)
                  --------------------------------------------------------------

                  Total liabilities and shareholders' deficit          $ 35,000
                  --------------------------------------------------------------

                  Operating expenses                                $ 1,263,000
                  --------------------------------------------------------------

                  Net loss                                          $ 1,263,000
                  ==============================================================

         On October 28, 1999, the Company entered into a license agreement and a research and consulting agreement with LifeShirt. Under the license agreement, the Company granted LifeShirt the exclusive world-wide right and license to certain technology in exchange for 23.5% of the founders' share of LifeShirt and a royalty equal to 3% of LifeShirt's gross revenues from sales with a minimum royalty of $250,000 in the second year. No value was assigned to the 23.5% investment. Accordingly, the Company's share of the losses of LifeShirt have not been recorded since to do so, would reduce the Company's investment below $0. The Company retained the right to market and sell the LifeShirt system and its components to hospitals. Subsequent to the initial investment, the Company's percentage investment has been diluted to 21.4%.

         The Company retains title and interest in and to any and all derivative patents related to the products incorporated within the LifeShirt System in exchange for a royalty of 5% of the Company's sales of certain products and services.

             NON-INVASIVE MONITORING SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.       INVESTMENT IN AND TRANSACTIONS WITH AN AFFILIATE (Con't)

         The agreement is for a period of 10 years.

         Under the agreement, LifeShirt pays the Company as follows: $10,000 due within 10 days of the execution of the agreement and $43,000 per month thereafter for the Company to develop the Lifeshirt System. During the year ended July 31, 2000 the Company received $397,000.

         In August 2000, the Company entered into agreements with LifeShirt which superceded or terminated the existing license and research and consulting agreements.

         Under the new agreements, LifeShirt grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If LifeShirt fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty to LifeShirt of 5% of the gross revenues the Company earns on these sales. LifeShirt will also pay the Company $900,000, in payments of $75,000 per month for twelve months beginning August 11, 2000, in consideration for services to be performed by the Company in support of the LifeShirt Systems. In addition, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to LifeShirt in consideration for a royalty of 3% of LifeShirt's gross revenues from sales of certain products. The minimum royalty in the second year is $250,000.

4.       DEFERRED INCOME TAXES

         At July 31, 2000, the Company has available net operating loss carry forwards of approximately $10,011,000, which expire in various years through 2020.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company's deferred income tax asset resulted from the net operating losses and amounted to approximately $3,800,000.

             NON-INVASIVE MONITORING SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.       DEFERRED INCOME TAXES (Con't)

         A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $3,800,000 valuation allowance at July 31, 2000 was necessary. The change in the valuation allowance for the year ended July 31, 2000 is $14,000.

5.       PREFERRED STOCK

         The Series B Preferred Stock has a liquidation preference of $100 per share and provides for a noncumulative dividend of $10 per share, if declared.

         The Series C Preferred Stock has a liquidation preference of $1 per share and provides for a noncumulative dividend of $.40 per share, if declared.

         No preferred stock dividends have been declared.

         Holders of the Company's Preferred Stock are entitled to one vote for each share held.

6.       COMMON STOCK

         In March 1999, the Company issued 5,000,000 shares of common stock for $150,000.

7.       STOCK OPTIONS

         The Company has a Stock Option Plan (the Plan) for key officers and employees. The Company has reserved 250,000 shares of Common Stock for issuance under the Plan. No options have been granted since the Plan's inception.

             NON-INVASIVE MONITORING SYSTEMS, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.       RELATED PARTY TRANSACTIONS

         A shareholder has loaned $51,980 to the Company. The loans are due on demand, and are unsecured with interest at 12%.

9.       OTHER INFORMATION

         Under an agreement with SensorMedics Corp. ("SMC"), the Company receives royalties based on a percentage of SMC's net sales of the Company's products.

         During the years ended July 31, 2000 and 1999, one customer accounted for 7% and 42% of product sales, respectively, and accounted for 93% and 85%, respectively, of royalty income. This customer represented 84% of the accounts and royalties receivable balance at July 31, 2000.

         Rent expense, under a month-to-month lease, was $26,441 and $35,762 for the years ended July 31, 2000 and 1999, respectively.