Form 10QSB
period 2000-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2000-12-15
CIK 720762

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended October 31, 2000

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

Yes   X    No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of December 15, 2000 was 21,514,726.

This document contains 13 pages

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)
Condensed consolidated balance sheets at July 31, 2000 and October 31, 2000

Condensed consolidated statements of operations for the Three Months ended October 31, 1999 and 2000

Condensed consolidated statements of cash flows for the Three Months ended October 31, 1999 and 2000

Notes to condensed consolidated financial statements October 31, 2000

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

PART I. FINANCIAL INFORMATION

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                July 31, 2000       October 31, 2000
                                                                    (Note)             (Unaudited)
                                                                  ---------             ---------
ASSETS

CURRENT ASSETS
          Cash                                                    $  27,721             $  71,581
          Accounts and royalties receivable,
          net of allowance of $4,343 in July and $0 in October       36,637                11,820
          Inventories                                                18,451                13,065
                                                                  ---------             ---------

TOTAL CURRENT ASSETS                                                 82,809                96,466

PROPERTY AND EQUIPMENT
          Furniture and equipment                                   112,254               136,623
          Leasehold improvements                                      3,464                 3,464
                                                                  ---------             ---------
                                                                    115,718               140,087

          Less accumulated depreciation                             (99,570)             (103,397)
                                                                  ---------             ---------

TOTAL PROPERTY AND EQUIPMENT                                         16,148                36,690

INTANGIBLE ASSETS
          Patents, net of accumulated amortization of
          $202,035 in July and $131,156 in October                  342,466               253,553

          Licensing Agreement,
          net of accumulated amortization of $20,794 in October          --                62,380
                                                                  ---------             ---------

TOTAL INTANGIBLE ASSETS                                             342,466               315,933

TOTAL ASSETS                                                      $ 441,423             $ 449,089
                                                                  =========             =========



Note: The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   LIABILITIES



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable and Accrued expenses                                   $    125,754          $     84,894
          Prepaid Research and Consulting Fees                                              --                25,000
          Loan Payable to Shareholder                                                   51,980                38,606
                                                                                  ------------          ------------

TOTAL CURRENT LIABILITIES                                                              177,734               148,500


SHAREHOLDERS' EQUITY

          Preferred Stock, $1.00 par value,
          1,000,000 shares authorized
                        Series B: 100 shares issued and outstanding                        100                   100
                        Series C: 62,048 shares issued and outstanding                  62,048                62,048
          Common Stock, $.01 par value, 100,000,000 shares
          Authorized, 21,514,726 issued and outstanding                                215,148               215,148
          Additional Paid-in capital                                                10,996,877            10,996,877
          Accumulated deficit                                                      (11,010,484)          (10,973,584)
                                                                                  ------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                                             263,689               300,589

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                              $    441,423          $    449,089
                                                                                  ============          ============


Note: The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                  ------------------------------
                                                            October 31,
                                                      1999              2000
                                                  ------------      ------------
Revenues:
Research and Consulting                           $         --      $    221,500
Product sales                                           59,160            26,125
Research and Consulting                                 23,881             8,970
                                                  ------------      ------------

Total revenues                                          83,041           256,595

Operating Expenses:
Research & Development                                  92,138           122,246
Cost of goods sold                                      25,111             4,765
Selling, General & Administrative                       66,459            92,684
                                                  ------------      ------------

Total operating expenses                               183,708           219,695


INCOME (LOSS) FROM OPERATIONS                         (100,667)           36,900

Interest income                                            352                --
Other income                                             1,050                --
                                                  ------------      ------------

NET INCOME (LOSS)                                 $    (99,265)     $     36,900
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                  21,514,726        21,514,726

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                      $     (0.005)     $      0.002
                                                  ------------      ------------

See notes to condensed consolidated financial statements.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                --------------------------
                                                                        October 31,
                                                                  1999              2000
                                                                --------          --------
OPERATING ACTIVITIES
Net income (loss)                                               $(99,265)         $ 36,900
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
          Depreciation and amortization                            8,830            30,360
          Changes in operating assets and liabilities:
          Decrease in accounts and Royalties Receivable            7,688            24,817
          Decrease in inventories                                 21,764             5,386
          (Increase) in prepaid expenses and other assets           (950)               --
          Increase in prepaid consulting fees                         --            25,000
          (Decrease) in accounts payable and accrued expenses     53,472           (40,860)
                                                                --------          --------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                            (8,461)           81,603
                                                                --------          --------

      Purchases of furniture and equipment                            --           (24,369)
      Patent costs                                               (24,000)               --
                                                                --------          --------

NET CASH (USED IN)
INVESTING ACTIVITIES                                             (24,000)          (24,369)
                                                                --------          --------

FINANCING ACTIVITIES
      Payments on Shareholder loans                                   --           (13,374)
      Proceeds from Shareholder loans                             37,500                --
                                                                --------          --------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                              37,500           (13,374)
                                                                --------          --------

Increase in Cash                                                   5,039            43,860

CASH AT BEGINNING OF PERIOD                                        3,198            27,721
                                                                --------          --------

CASH AT END OF PERIOD                                           $  8,237          $ 71,581
                                                                ========          ========

Supplemental Disclosure of Non-cash Investing Activities: The Company transferred $83,174 of patent costs to Lifeshirt.com, Inc. during the period ended October 31, 2000, under the terms of a licensing agreement. These costs are being amortized over the twelve month period of the research and consulting agreement.

See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


October 31, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 2000.

The Financial statements referred to above have been prepared assuming that the Company will continue as a going concern and do not reflect any adjustments to reflect the possible future effects on the recovery and classification of assets, or the amounts or classifications of liabilities that might result from the possible inability of the Company to continue as a going concern.

Forward-Looking Statements
--------------------------

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

Nims is continuing its development of a therapeutic motion platform device that produces repetitive head to foot motion. In experiments, this device produces "Non-Invasive Motion Ventilation", a new means to achieve ventilation at breath volumes lower than natural breathing and with rates that are more rapid. This modality does not impose positive pressure on the lungs either in normal or diseased lungs thereby reducing potential for damage to lung tissue as often occurs with conventional positive pressure mechanical ventilation. Two papers on these findings were published by Dr. Jose Adams, Chief of Neonatology, Mt. Sinai Medical Center, Miami Beach, FL in the December issue of Journal of Applied Physiology. Further, these studies suggested that the motion platform appeared to release nitric oxide from the inner lining of blood vessels. Nitric oxide is the most powerful dilator of blood vessels in the body and has a major beneficial role in the prevention and treatment of coronary artery disease, angina pectoris, hypertension, chronic heart failure, arteriosclerosis, stroke, and venous thrombosis. The release of nitric oxide during aerobic exercise is believed to account for the beneficial effects of exercise on the heart. During the quarter ended October 31, 2000, the Company fabricated a second, improved, prototype adult motion platform for testing purposes. Non-invasive monitoring of the digital pulse revealed that the motion platform released significant quantities of nitric oxide from the inner lining of blood vessels in normal adults who lay quietly on the device while headward to footward motion was applied with the platform. This was accomplished when pulses of significant amplitude were added by the motion platform to the subject's own digital pulse.

On December 5, 2000, the Company was awarded US Patent 6,155,976 for Reciprocating Movement Platform for Shifting Subject to and fro in Headwards-Footwards Direction. The Company has a provisional patent pending that is entitled "External Addition of Pulses to Fluid Channels of Body to Release or Suppress Endothelial Mediators and to Determine Effectiveness of such Intervention". The Company is exploring means to bring this device to market with other companies.

Prior to April, 1999, the Company was party to an exclusive distribution agreement for most of its products with SensorMedics Corporation and was largely dependent on SensorMedics Corporation for the marketing of Nims products. The agreement was subsequently amended to a non-exclusive arrangement. This amendment allowed the Company to seek additional channels of distribution rather than relying exclusively on SensorMedics Corporation.

On November 2, 1999, the Company entered into a License Agreement with Lifeshirt.com, Inc. now known as Vivometrics, Inc. (Ventura, CA) ("VivoMetrics"), a medical device company that plans to market the Lifeshirt system, a computerized shirt that monitors and records over 40 physical signs into a small digital recorder onto flash memory and sends full disclosure waveforms via mail, modem or Internet for analysis and display to a secure data collection center for Physician review. By adapting Nims hospital-tested technology for ambulatory transmission over the Internet, the LifeShirt system has the potential for providing vital information to physicians as an aid to management and prevention of such debilitating and life-threatening illnesses such as asthma, chronic obstructive pulmonary disease, chronic heart failure, sleep disorders, anxiety, coronary artery disease and cancer pain.

VivoMetrics was founded in August 9, 1999 with 1,000,000 shares of common stock issued and outstanding. The Company received 235,000 of these shares of common stock in VivoMetrics, as well as termed royalties of 3% based upon the revenues of VivoMetrics. From October 22, 1999 to January 14, 2000, VivoMetrics, through a private placement memorandum, sold 196,814 shares at $5.00 per share. In addition to the Licensing Agreement, a Research and Development Agreement ("R&D Agreement") was signed between the Company and VivoMetrics that called for research and development of the LifeShirt System. Receipt of payments from VivoMetrics for research and development of the Lifeshirt System began in November 1999 and product launch is planned for late fall 2000 or early in 2001. In this quarter, the company was responsible for overseeing manufacture of prototype miniaturized electrical modules to run the sensors within the LifeShirt system and collect data from them.

In August 2000, VivoMetrics signed a one-year R&D Agreement with the Company that also involved assigning the Company's patents relating to LifeShirt's technology to VivoMetrics. In turn, VivoMetrics granted license back to the Company to pursue its non-wireless hospital business. At the time, VivoMetrics obtained $7.5 million from a group led by Credit Suisse First Boston. This resulted in dilution of the Company's shares in VivoMetrics from an initial 23.5% to 9.56%.

The Company anticipates meeting its working capital requirements during fiscal 2001. However, if VivoMetrics fails to meet its financial obligations to the Company, then the Company may require additional capital to remain in business in the future. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

In October 2000, Dr. Marvin Sackner, CEO of the Company and Medical Director of VivoMetrics, delivered a lecture at the annual meeting of the American College of Chest Physicians in San Francisco dealing with Disease Oriented Tele-Health using the LifeShirt system. In December 2000, Dr. Marvin Sackner gave a lecture on Diagnostic Killer Apps of the LifeShirt system at the eHealthCareWorld conference in New York. Reference to the LifeShirt system appeared in December issues of South Florida The Business Journal, BusinessWeek, Time, and Newsweek magazines.

ISO 9001 Certification and CE Mark
----------------------------------

The Company has been notified that it met requirements for ISO 9001 certification and may affix the CE Mark to its products. Quality System Requirements are required to market products into the EC. In addition, it has met the FDA GMP Good Manufacturing Practice qualifications that correspond to the ISO certification as well. Management believes this will enhance the Company's ability to favorably position itself to potential marketing and development partners. In May 2000, the Company received ISO 9001 recertification.

                       THREE MONTHS ENDED OCTOBER 31, 2000
                 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues increased from $83,041 for the three-month period ended October 31, 1999 to $256,595 for the three-month period ended October 31, 2000, an increase of $173,554. The increase is attributed to an increase revenues from product sales and revenues derived from the research and development contract between VivoMetrics, Inc. and the Company.

Cost of Operations increased from $183,708 for the three months ended October 31, 1999 to $219,695 for the three months ended October 31, 2001, an increase of $35,987.

Costs of goods sold decreased from $25,111 for the three months ended October 31, 1999 to $4,765 for the three months ended October 31, 2000.

Selling, general and administrative expenses increased from $66,459 for the three months ended October 31, 1999 to $92,684 for the three months ended October 31, 2000.

Research and development costs increased from $92,138 for the three months ended October 31, 1999 to $122,246 for the three months ended October 31, 2000.

Net Income
----------

Net income increased from a loss of $99,265 for the three months ended October 31, 1999 to income of $36,900 for the three months ended October 31, 2000. The increase is attributed to an increase revenues from product sales and revenues derived from the research and development contract between VivoMetrics, Inc. and the Company.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities was $8,461 for the three months ended October 31, 1999 as compared to Cash provided by operating activities of $81,603 for the three months ended October 31, 2000.

Cash used in investing activities was $24,000 for the three months ended October 31, 1999 as compared to cash used in investing activities of $24,369 for the three months ended October 31, 2000. Investing activities consist primarily of costs for patents, software production and purchases of furniture and equipment.

Cash provided by financing activities was $37,500 for the three months ended October 31, 1999 compared to cash used in financing activities of $13,374 for the three months ended October 31, 2000. The decrease is a result of the repayments of loans from a shareholder for the three-month period ended October 31, 2000.

The Company believes those anticipated revenues from operations and payments from VivoMetrics, Inc. for Research and Development of the Lifeshirt System pursuant to the R&D Agreement will enable the Company to meet its working capital needs and continue operations through July 31, 2001. However, if revenues do not reach levels sufficient to fund working capital operations, the Company will require further financing to continue operations in subsequent periods and in any event may require additional capital to fund its research and development efforts thereafter. Failure to secure necessary financing might result in the curtailment of operations.

Current Assets
--------------

Total assets increased from $441,423 at July 31, 1999 to $449,089 at the three month period ended October 31, 2000.

Liabilities
-----------

Current liabilities decreased from $177,734 at July 31, 1999, to $148,500 at the three month period ended October 31, 2000, as a result of a decrease in accounts payable and accrued expenses.

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

                                          NON-INVASIVE MONITORING SYSTEMS, INC.
                                          AND SUBSIDIARIES



Dated: December 15, 2000                  /s/ Marvin A. Sackner
                                         -----------------------------
                                              Marvin A. Sackner,
                                             Chairman of the Board




--------------------------------------------------------------------------------