Form 10QSB
period 2001-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2001-03-13
CIK 720762

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended January 31, 2001

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

Yes  [X]    No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 13 was 21,514,726.

This document contains 15 pages

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)
Condensed consolidated balance sheets at July 31, 2000 and January 31, 2001

Condensed consolidated statements of operations for the Three and Six Months ended January 31, 2000 and 2001

Condensed consolidated statements of cash flows for the Three and Six Months ended January 31, 2000 and 2001

Notes to condensed consolidated financial statements January 31, 2001

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

PART I. FINANCIAL INFORMATION
-----------------------------

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                    January 31, 2001  July 31, 2000
                                                                                         (Note)
                                                                     ---------------  --------------
ASSETS

CURRENT ASSETS
          Cash                                                        $ 105,678        $  27,721
          Accounts and royalties receivable,
          net of allowance of $0 in January and $4,343 in July            4,661           36,637
          Inventories                                                    17,970           18,451
                                                                      ---------        ---------

TOTAL CURRENT ASSETS                                                    128,309           82,809

PROPERTY AND EQUIPMENT
          Furniture and equipment                                       140,238          112,254
          Leasehold improvements                                          3,464            3,464
                                                                      ---------        ---------
                                                                        143,702          115,718
          Less accumulated depreciation                                (107,345)         (99,570)
                                                                      ---------        ---------

NET PROPERTY AND EQUIPMENT                                               36,357           16,148

INTANGIBLE ASSETS
          Patents, net of accumulated amortization of
          $136,894 in January and  $202,035 in July                     247,816          342,466

          Licensing Agreement,
          net of accumulated amortization of $41,587 in January          41,587               --
                                                                      ---------        ---------

TOTAL INTANGIBLE ASSETS                                                 289,403          342,466

TOTAL ASSETS                                                          $ 454,069        $ 441,423
                                                                      =========        =========



Note: The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   LIABILITIES


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
          Accounts payable and Accrued expenses                              $     56,362        $    125,754
          Deferred Research and Consulting Revenue                                 25,000                  --
          Loan Payable to Shareholder                                              19,297              51,980
                                                                             ------------        ------------

TOTAL CURRENT LIABILITIES                                                         100,659             177,734


SHAREHOLDERS' EQUITY
          Preferred Stock, $1.00 par value,
          1,000,000 shares authorized
                        Series B: 100 shares issued and outstanding                   100                 100
                        Series C: 62,048 shares issued and outstanding             62,048              62,048
          Common Stock, $.01 par value, 100,000,000 shares

          Authorized, 21,514,726 issued and outstanding                           215,148             215,148
          Additional Paid-in capital                                           10,996,877          10,996,877
          Accumulated deficit                                                 (10,920,763)        (11,010,484)
                                                                             ------------        ------------

TOTAL SHAREHOLDERS' EQUITY                                                        353,410             263,689

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                         $    454,069        $    441,423
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

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Three Months Ended
                                                       -----------------------------
                                                                January 31,
                                                          2001               2000
                                                       -----------       -----------
Revenues:
Research and Consulting                                $   225,000       $   139,000
Product sales                                               27,040            75,456
Royalty Income                                              14,225            19,116
                                                       -----------       -----------

Total revenues                                             266,265           233,572

Operating Expenses:
Research & Development                                     109,016            39,318
Cost of goods sold                                           6,914             8,847
Selling, General & Administrative                           97,514           111,784
                                                       -----------       -----------

Total operating expenses                                   213,444           159,949


INCOME FROM OPERATIONS                                      52,821            73,623

Interest income                                                 --               210
Other income                                                    --             1,400
                                                       -----------       -----------

NET INCOME                                             $    52,821       $    75,233
                                                       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      21,514,726        21,514,726

BASIC AND DILUTED INCOME PER
COMMON SHARE                                           $     0.002       $     0.003
                                                       -----------       -----------

See notes to condensed consolidated financial statements.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Six Months Ended
                                                       -------------------------------
                                                                 January 31,
                                                           2001               2000
                                                       ------------       ------------
Revenues:
Research and Consulting                                $    446,500       $    139,000
Product sales                                                53,165            134,616
Royalty Income                                               23,195             42,997
                                                       ------------       ------------

Total revenues                                              522,860            316,613

Operating Expenses:
Research & Development                                      231,262            131,456
Cost of goods sold                                           11,679             33,958
Selling, General & Administrative                           190,198            178,243
                                                       ------------       ------------

Total operating expenses                                    433,139            343,657


INCOME (LOSS) FROM OPERATIONS                                89,721            (27,044)

Interest income                                                  --                562
Other income                                                     --              2,450
                                                       ------------       ------------

NET INCOME (LOSS)                                      $     89,721       $    (24,032)
                                                       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                       21,514,726         21,514,726

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                           $      0.004       $     (0.001)
                                                       ------------       ------------

See notes to condensed consolidated financial statements.

             NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six Months Ended
                                                                             --------------------------
                                                                                    January 31,
                                                                               2001             2000
                                                                             ---------        ---------
OPERATING ACTIVITIES
Net income (loss)                                                            $  89,721        $ (24,032)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
          Depreciation and amortization                                         60,838           18,185
          Changes in operating assets and liabilities:
          (Increase) Decrease in accounts and Royalties Receivable              31,976          (23,992)
          Decrease in inventories                                                  481           26,922
          Decrease in prepaid expenses and other assets                             --              177
          Increase in deferred research and consulting revenues                 25,000               --
          Increase (Decrease) in accounts payable and accrued expenses         (69,392)          57,788
                                                                             ---------        ---------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                                         138,624           55,048
                                                                             ---------        ---------

INVESTING ACTIVITIES
      Purchases of furniture and equipment                                     (27,984)              --
      Patent costs                                                                  --          (57,000)
                                                                             ---------        ---------

NET CASH (USED IN)
INVESTING ACTIVITIES                                                           (27,984)         (57,000)
                                                                             ---------        ---------

FINANCING ACTIVITIES
      Payments on Shareholder loans                                            (32,683)              --
      Proceeds from Shareholder loans                                               --           17,000
                                                                             ---------        ---------

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                                           (32,683)          17,000
                                                                             ---------        ---------

Increase in Cash                                                                77,957           15,048

CASH AT BEGINNING OF PERIOD                                                     27,721            3,198
                                                                             ---------        ---------

CASH AT END OF PERIOD                                                        $ 105,678        $  18,246
                                                                             =========        =========

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

                     NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2001

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
------------

Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in the research and development of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company also develops non-invasive, therapeutic acceleration, cardiorespiratory devices.

Nims is continuing development of a therapeutic motion platform device that imparts repetitive head to foot motion to the body resulting in periodic acceleration. In laboratory experiments, this device produces "Non-Invasive Motion Ventilation", a new means to achieve ventilation at breath volumes lower than natural breathing and with rates that are more rapid. This modality does not impose positive pressure on the lungs either in normal or diseased lungs thereby reducing potential for damage to lung tissue as often occurs with conventional positive pressure mechanical ventilation. These laboratory studies further suggest that the motion platform promotes the release of nitric oxide from the inner lining of blood vessels. Nitric oxide is the most powerful dilator of blood vessels produced by the body and has a major beneficial role in the prevention and treatment of coronary artery disease, angina pectoris, hypertension, chronic heart failure, arteriosclerosis, stroke, and venous thrombosis. Other laboratory studies indicate that the technology can be used as a sole means to effect cardiopulmonary resuscitation with survival.

On December 5, 2000, the Company was awarded US Patent 6,155,976 for Reciprocating Movement Platform for Shifting Subject to and fro in Headwards-Footwards Direction. The Company has a provisional patent pending that is entitled "External Addition of Pulses to Fluid Channels of Body to Release or Suppress Endothelial Mediators and to Determine Effectiveness of such Intervention". The Company is exploring means to bring this device to market with other companies and also is preparing a business plan to raise funds to commercialize the device itself.

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

On November 2, 1999, the Company entered into a License Agreement with Lifeshirt.com, Inc. now known as Vivometrics, Inc. (Ventura, CA) ("VivoMetrics"), a medical device company that plans to market the Lifeshirt system. The LifeShirt system consists of a computerized shirt that records over 40 physical signs into a small digital recorder for storage onto flash memory. The memory card information can be sent via post, modem or Internet to a data collection center for physician review. By adapting Nims hospital-tested technology for ambulatory recording, the LifeShirt system has the potential for providing vital information to physicians and to assist them in the management and prevention of such debilitating and life-threatening illnesses such as asthma, chronic obstructive pulmonary disease, chronic heart failure, sleep disorders, anxiety, coronary artery disease and cancer pain.

VivoMetrics was founded in August 9, 1999 with 1,000,000 shares of common stock issued and outstanding. The Company received 235,000 of these shares of common stock in VivoMetrics, as well as termed royalties of 3% based upon the revenues of VivoMetrics. From October 22, 1999 to January 14, 2000, VivoMetrics, through a private placement memorandum, sold 196,814 shares at $5.00 per share. In addition to the Licensing Agreement, a Research and Development Agreement ("R&D Agreement") was signed between the Company and VivoMetrics that called for research and development of the LifeShirt system. Receipt of payments from VivoMetrics for research and development of the Lifeshirt system began in November 1999 with product launch originally planned for late fall 2000 or early 2001 and now for late 2001. In this quarter, the Company was responsible for overseeing the manufacture of miniaturized electrical modules to run the sensors within the LifeShirt system and collect data from them as a working system suitable for beta testing on humans.

The Company completed the software development necessary for processing of the thoracocardiograph component of the LifeShirt system. The thoracocardiograph permits non-invasive, ambulatory recording of the ventricular volume waveform. This information enables measurement of changes in cardiac output, ventricular wall motion, and, components of systolic and diastolic function at rest and with moderate exercise. The Company will introduce this technology in conjunction with a new bedside recording system for hospital applications, Respitrace 202 Plus, at the annual meeting of the American Thoracic Society in May 2001 to be held in San Francisco. Subsequently, it will apply to the FDA for approval for marketing the software.

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

The Company anticipates meeting its working capital requirements during fiscal 2001. However, if VivoMetrics fails to meet its financial obligations to the Company or the Company cannot procure additional funding, then the Company may require additional capital to remain in business in the future. Failure to secure necessary financing might result in the reduction and curtailment of operations.

ISO 9001 Certification and CE Mark
----------------------------------

The Company has been notified that it met requirements for ISO 9001 certification and may affix the CE Mark to its products. Quality System Requirements are required to market products into the European Community. In addition, it has met the FDA GMP Good Manufacturing Practice qualifications that correspond to the ISO certification as well. Management believes this will enhance the Company's ability to favorably position itself to potential marketing and development partners. In May 2000, the Company received ISO 9001 recertification.

                       THREE MONTHS ENDED JANUARY 31, 2001
                 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues increased from $233,572 for the three-month period ended January 31, 2000 to $266,265 for the three-month period ended January 31, 2001, an increase of $32,693. The increase is attributed to an increase in revenues derived from the research and development contract between VivoMetrics and the Company.

Cost of Operations increased from $159,949 for the three months ended January 31, 2000 to $213,444 for the three months ended January 31, 2001, an increase of $53,495. This increase is a result of increased costs for research and development.

Costs of goods sold decreased from $8,847 for the three months ended January 31, 2000 to $6,914 for the three months ended January 31, 2001.

Selling, general and administrative expenses decreased from $111,784 for the three months ended January 31, 2000 to $97,514 for the three months ended January 31, 2001.

Research and development costs increased from $39,318 for the three months ended January 31, 2000 to $109,016 for the three months ended January 31, 2001.

Net Income
----------

Net income decreased from $75,233 for the three months ended January 31, 2000 to $52,821 for the three months ended January 31, 2001. The decrease is attributed to an increase in research and development costs.

Current Assets
--------------

Total assets increased from $441,423 at July 31, 2000 to $454,069 at the three month period ended January 31, 2001.

Liabilities
-----------

Current liabilities decreased from $177,734 at July 31, 2000, to $100,659 at the three month period ended January 31, 2001, as a result of a decrease in accounts payable, accrued expenses and shareholder loans.

                        SIX MONTHS ENDED JANUARY 31, 2001
                  COMPARED TO SIX MONTHS ENDED JANUARY 31, 2000

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues increased from $316,613 for the six-month period ended January 31, 2000 to $522,860 for the six-month period ended January 31, 2001, an increase of $206,247. The increase is attributed to an increase revenues derived from the research and development contract between VivoMetrics, Inc. and the Company.

Cost of Operations increased from $343,657 for the six months ended January 31, 2000 to $433,139 for the six months ended January 31, 2001, an increase of $89,482.

Costs of goods sold decreased from $33,958 for the six months ended January 31, 2000 to $11,679 for the six months ended January 31, 2001.

Selling, general and administrative expenses increased from $178,248 for the six months ended January 31, 2000 to $190,198 for the six months ended January 31, 2001.

Research and development costs increased from $131,456 for the six months ended January 31, 2000 to $231,262 for the six months ended January 31, 2001.

Net Income
----------

Net income increased from a loss of $24,032 for the six months ended January 31, 2000 to income of $89,721 for the six months ended January 31, 2001. The increase is attributed to an increase in research and consulting revenues.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $55,048 for the six months ended January 31, 2000 as compared to cash provided by operating activities of $138,624 for the six months ended January 31, 2001.

Cash used in investing activities was $57,000 for the six months ended January 31, 2000 as compared to cash used in investing activities of $27,984 for the six months ended January 31, 2001. Investing activities consist primarily of costs for patents, software production and purchases of furniture and equipment.

Cash provided by financing activities was $17,000 for the six months ended January 31, 2000 compared to cash used in financing activities of $32,683 for the six months ended January 31, 2001. The decrease is a result of the repayments of loans from a shareholder for the six-month period ended January 31, 2001.

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

                                          NON-INVASIVE MONITORING SYSTEMS, INC.
                                          AND SUBSIDIARIES



Dated: March 13, 2001                     /s/ Marvin A. Sackner
                                          --------------------------------------
                                          Marvin A. Sackner,
                                          Chairman of the Board

--------------------------------------------------------------------------------