Form 10QSB
period 2001-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2001-06-14
CIK 720762

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended April 30, 2001

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of June 14, 2001 was 22,014,726.

This document contains 16 pages

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheets at July 31, 2000 and April 30, 2001

Condensed consolidated statements of operations for the Three and Nine Months ended April 30, 2000 and 2001

Condensed consolidated statements of cash flows for the Three and Nine Months ended April 30, 2000 and 2001

Notes to condensed consolidated financial statements April 30, 2001

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

Signatures
----------

PART I. FINANCIAL INFORMATION
-----------------------------

            NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                April 30, 2001              July 31, 2000
                                                                                 (Unaudited)                 (Audited) *
                                                                                --------------              -------------
ASSETS

CURRENT ASSETS
        Cash                                                                    $      157,900              $      27,721
        Accounts and royalties receivable,
        net of allowance of $0 in April and $4,343 in July                              15,237                     36,637
        Inventories                                                                     21,210                     18,451
                                                                                --------------              -------------
        Prepaid expenses                                                                13,044
TOTAL CURRENT ASSETS                                                                   207,391                     82,809

PROPERTY AND EQUIPMENT
        Furniture and equipment                                                        149,368                    112,254
        Leasehold improvements                                                           3,464                      3,464
                                                                                --------------              -------------
                                                                                       152,832                    115,718

        Less accumulated depreciation                                                 (111,597)                   (99,570)
                                                                                --------------              -------------
NET PROPERTY AND EQUIPMENT                                                              41,235                     16,148

INTANGIBLE ASSETS
        Patents, net of accumulated amortization of
        $142,632 in April and  $202,035 in July                                        242,078                    342,466

        Licensing Agreement,
        net of accumulated amortization of $62,381 in April                             20,793                          -
                                                                                --------------              -------------
TOTAL INTANGIBLE ASSETS                                                                262,871                    342,466

TOTAL ASSETS                                                                    $      511,497              $     441,423
                                                                                ==============              =============

* The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

            NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  LIABILITIES

                                                                                          April 30, 2001      July 31, 2000
                                                                                           (Unaudited)         (Audited) *
                                                                                          --------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and Accrued expenses                                             $       38,183      $     125,754
        Deferred Research and Consulting Revenue                                                  25,000                  -

        Loan Payable to Shareholder                                                                2,500             51,980
                                                                                          --------------      -------------
TOTAL CURRENT LIABILITIES                                                                         65,683            177,734

SHAREHOLDERS' EQUITY
        Preferred Stock, $1.00 par value,
        1,000,000 shares authorized
                    Series B: 100 shares issued and outstanding                                      100                100

                    Series C: 62,048 shares issued and outstanding                                62,048             62,048

        Common Stock, $.01 par value, 100,000,000 shares authorized, 22,014,726
        and 21,514,726 issued and outstanding in April and July, respectively                    220,148            215,148

        Additional Paid-in capital                                                            11,065,777         10,996,877

        Accumulated deficit                                                                  (10,902,259)       (11,010,484)
                                                                                          --------------      -------------
TOTAL SHAREHOLDERS' EQUITY                                                                       445,814            263,689

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                                      $      511,497      $     441,423
                                                                                          ==============      =============

* The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

            NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                April 30,
                                                                             -------------------------------------------------

                                                                                     2001                       2000
                                                                             ---------------------      ----------------------
Revenues:
Research and Consulting                                                        $          225,000         $           129,000
Product sales                                                                              50,207                      42,806
Royalty Income                                                                             20,516                      16,880
                                                                             ---------------------      ----------------------
Total revenues                                                                            295,723                     188,686

Operating Expenses:
Research & Development                                                                    137,689                      76,978
Cost of goods sold                                                                         19,006                      11,070
Selling, General & Administrative                                                         120,524                     106,620
                                                                             ---------------------      ----------------------
Total operating expenses                                                                  277,219                     194,668

INCOME (LOSS) FROM OPERATIONS                                                              18,504                      (5,982)

Interest income                                                                                 -                           -
Other income                                                                                    -                           -
                                                                                                -                         842
                                                                             ---------------------      ----------------------
NET INCOME (LOSS)                                                              $           18,504          $           (5,140)
                                                                             =====================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                     21,587,760                  21,514,726

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                                                   $            0.001          $           (0.000)
                                                                             ---------------------      ----------------------

See notes to condensed consolidated financial statements.

            NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            Nine Months Ended
                                                                             -------------------------------------------------
                                                                                                April 30,
                                                                                     2001                       2000
                                                                             ---------------------      ----------------------
Revenues:
Research and Consulting                                                        $          671,500         $           268,000
Product sales                                                                             103,372                     177,422
Royalty Income                                                                             43,711                      59,877
                                                                             ---------------------      ----------------------

Total revenues                                                                            818,583                     505,299

Operating Expenses:
Research & Development                                                                    368,951                     208,434
Cost of goods sold                                                                         30,685                      45,028
Selling, General & Administrative                                                         310,722                     284,863
                                                                             ---------------------      ----------------------

Total operating expenses                                                                  710,358                     538,325


INCOME (LOSS) FROM OPERATIONS                                                             108,225                     (33,026)

Interest income                                                                                 -                           4
Other income                                                                                    -                       3,850
                                                                             ---------------------      ----------------------

NET INCOME (LOSS)                                                              $          108,225         $           (29,172)
                                                                             =====================      ======================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                     21,538,536                  21,514,726

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                                                   $            0.005         $            (0.001)
                                                                             ---------------------      ----------------------

See notes to condensed consolidated financial statements.

            NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Nine Months Ended
                                                                             -------------------------------------------------
                                                                                                April 30,
                                                                                     2001                       2000
                                                                             ---------------------      ----------------------
OPERATING ACTIVITIES
Net income (loss)                                                              $         108,225         $            (29,172)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
      Depreciation and amortization                                                       91,622                       27,458
      Options issued for services                                                          1,400                            -
      Changes in operating assets and liabilities:
      Decrease in accounts and royalties receivable                                       21,400                       12,626
      (Increase) Decrease in inventories                                                  (2,759)                      18,868
      Decrease in prepaid expenses and other assets                                      (13,044)                       3,097
      Increase in deferred research and consulting revenues                               25,000                            -
      Increase (Decrease) in accounts payable and accrued expenses                       (87,571)                      47,615
                                                                             ---------------------      ----------------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                                                    144,273                       80,492
                                                                             ---------------------      ----------------------

INVESTING ACTIVITIES
  Purchases of furniture and equipment                                                   (37,114)                      (2,174)
  Patent costs                                                                                 -                      (74,163)
                                                                             ---------------------      ----------------------
NET CASH (USED IN)
INVESTING ACTIVITIES                                                                     (37,114)                     (76,337)
                                                                             ---------------------      ----------------------
FINANCING ACTIVITIES
  Payments on Shareholder loans                                                          (51,980)                           -
  Proceeds from Shareholder loans                                                          2,500                       17,000
  Proceeds from Exercise of Stock Options                                                 72,500                            -
                                                                             ---------------------      ----------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                                                      23,020                       17,000
                                                                             ---------------------      ----------------------

Increase in Cash                                                                         130,179                       21,155

CASH AT BEGINNING OF PERIOD                                                               27,721                        3,198
                                                                             ---------------------      ----------------------

CASH AT END OF PERIOD                                                          $         157,900          $            24,353
                                                                             =====================      ======================

Supplemental Disclosure of Non-cash Investing Activities: The Company transferred $83,174 of patent costs to Vivo Metrics, Inc.(previously known as Lifeshirt.com, Inc.) during the period ended October 31, 2000, under the terms of a licensing agreement. These costs are being amortized over the twelve month period of the research and consulting agreement.

See notes to condensed consolidated financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2001

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 2000.

The Financial statements referred to above have been prepared assuming that the Company will continue as a going concern and do not reflect any adjustments to reflect the possible future effects on the recovery and classification of assets, or the amounts or classifications of liabilities that might result from the possible inability of the Company to continue as a going concern.

NOTE B - COMMON STOCK

In April 2001, the Company issued options to acquire 60,000 shares of common stock at prices ranging from $0.25 to $2.00 per share expiring on September 1, 2001. The fair value of the options on the grant date was $1,400 calculated using the Black-Scholes Option Pricing Model.

In March 2001, the Company issued options to acquire 1,095,000 shares of the Company's common stock to employees, directors and others. These options are exercisable at $0.50 per share with 945,000 shares vesting in March 2001 and 150,000 shares vesting over a three year period commencing March 2002. The options expire in March 2011. The fair value of the options on the grant date was $240,900 calculated using the Black-Scholes Option Pricing Model. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased for the three and nine month periods ended April 30, 2001 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                                                for the 3 months                     for the 9 months
                                              ended April 30, 2001                 ended April 30, 2001
Proforma Net Loss                                       ($189,396)                       ($99,675)
Proforma Loss Per Share                                   ($0.009)                        ($0.005)
Risk Free interest rate                                      6.16%                           6.16%
Expected lives                                             10years                        10 years
Expected volatility                                         162.6%                          162.6%

For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

NOTE C - INCOME TAXES

No income taxes are reflected due to the utilization of the Company's net operating loss carryforward.

NOTE D - SUBSEQUENT EVENT

In May 2001, the Company entered into an executive employment agreement with its new President and Chief Executive Officer. The agreement is for two years and grants the executive options to acquire 400,000 shares of the Company's common stock. These options are exercisable at $0.50 per share and vest over a four year period commencing May 2002. The options expire in May 2011. In May 2001, the Company entered into a consulting agreement with a company whose president is the same as NIMS. The agreement is for two years with required payments of $5,000 per month.

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

Nims is continuing its development of a therapeutic motion platform device that produces repetitive head to foot motion. In experiments, this device produces "Non-Invasive Motion Ventilation", a new means to achieve ventilation at breath volumes lower than natural breathing and with rates that are more rapid. This modality does not impose positive pressure on the lungs either in normal or diseased lungs thereby reducing potential for damage to lung tissue as often occurs with conventional positive pressure mechanical ventilation. Two papers on these findings were published by Dr. Jose Adams, Chief of Neonatology, Mt. Sinai Medical Center, Miami Beach, FL in the December issue of Journal of Applied Physiology. Further, these studies suggested that the motion platform appeared to release nitric oxide from the inner lining of blood vessels. Nitric oxide is the most powerful dilator of blood vessels in the body and has a major beneficial role in the prevention and treatment of coronary artery disease, angina pectoris, hypertension, chronic heart failure, arteriosclerosis, stroke, and venous thrombosis. The release of nitric oxide during aerobic exercise is believed to account for the beneficial effects of exercise on the heart. During the quarter ended October 31, 2000, the Company fabricated a second, improved, prototype adult motion platform for testing purposes. Non-invasive monitoring of the digital pulse revealed that the motion platform released significant quantities of nitric oxide from the inner lining of blood vessels in normal adults who lay quietly on the device while headward to footward motion was applied with the platform. This was accomplished when pulses of significant amplitude were added by the motion platform to the subject's own digital pulse. A third, further improved version of the adult motion platform, a model prior to industrial design considerations for commercialization, is now being fabricated.

The Company licensed its motion platform technology to Hill-Rom, Inc., a subsidiary of Hillenbrand Industries, Inc. ("Hill-Rom") for development and potential incorporation into Hill-Rom's wide product offering. NIMS will receive royalties from Hill-Rom should this technology be commercialized. NIMS retains the right to develop this technology for doctor's offices, medical clinics, ambulances, military field use, and the home. Hill-Rom, headquartered in Batesville, Indiana, is a leader in the worldwide health care community providing sales, rentals, service and support for products including beds, therapy surfaces, stretchers, infant warmers, incubators, furniture, communication systems, surgical columns, medical gas management systems, modular headwalls and lighting systems.

NIMS' therapeutic motion platform technology patent application, "Reciprocating Movement Platform for Shifting Subject to and fro in Headwards-Footwards Direction" and its applications were awarded US Patent 6,155,976 on December 5, 2000. NIMS also has a patent pending on further applications of the motion platform. NIMS is currently investigating new funding sources in order to underwrite development costs to bring this technology to market.

NIMS has ISO 9001 Quality Assurance Certifications for its products and equivalent United States Food and Drug Administration Quality Assurance certification from TUV Rheinland. NIMS is permitted to label its products with the CE mark, a requirement for marketing in the European Community.

On November 2, 1999, the Company entered into a License Agreement with Vivometrics, Inc. (previously known as Lifeshirt.com, Inc.) (Ventura, CA) ("VivoMetrics"), a medical device company that plans to market the Lifeshirt system, a computerized shirt that monitors and records over 40 physical signs into a small digital recorder onto flash memory and sends full disclosure waveforms via mail, modem or Internet for analysis and display to a secure data collection center for physician review. By adapting Nims hospital-tested technology for ambulatory transmission over the Internet, the LifeShirt system has the potential for providing vital information to physicians which, in turn, shall assist in the management and prevention of such debilitating and life-threatening illnesses such as asthma, chronic obstructive pulmonary disease, chronic heart failure, sleep disorders, anxiety, coronary artery disease and cancer pain. Submission of an application for FDA approval to market the LifeShirt system is anticipated in the next quarter.

VivoMetrics was founded in August 9, 1999 with 1,000,000 shares of common stock issued and outstanding. The Company received 235,000 of these shares of common stock in VivoMetrics, as well as termed royalties of 3% based upon the revenues of VivoMetrics. From October 22, 1999 to January 14, 2000, VivoMetrics, through a private placement memorandum, sold 196,814 shares at $5.00 per share. In addition to the Licensing Agreement, a Research and Development Agreement ("R&D Agreement") was signed between the Company and VivoMetrics that called for research and development of the LifeShirt System. Receipt of payments from VivoMetrics for research and development of the Lifeshirt System began in November 1999 and product launch is planned for late 2001.

In August 2000, VivoMetrics signed a new one-year R&D Agreement with the Company that also involved assigning the Company's patents relating to LifeShirt's technology to VivoMetrics.

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

In this quarter, the Company continued its research on the Respitrace(R) 202 Plus product for breathing pattern and electrocardiographic recording for heart rate variability measurements. Another version of this device will be the basis for NIMS' novel non-invasive monitor of the mechanical activity of the heart, the thoracocardiograph. This technology, that provides a display of the ventricular volume waveform, provides measures of ventricular wall motion, cardiac output, and systolic and diastolic heart function.

Allan F Brack joined NIMS as the Company's Chief Executive Officer and President, effective May 14th, 2001. He replaces Marvin A Sackner, M.D. Dr. Sackner will continue as Chairman of the Board of Directors and Medical Director of the Company and will be able to focus more time on product development.

Mr. Brack brings a wealth of experience acquired during 30 years of device sales and marketing as well as in general management, both in the domestic and international markets. His past achievements include developing million(s) dollar sales portfolios for such products as the Dinamap(R) automatic blood pressure monitors, specialty wearable pumps from Auto Syringe(R), mechanical ventilators, critical care monitoring, anesthesia machines, and cardiac ultrasound devices among others. Mr. Brack's strengths lie in the development of missionary selling and identification of markets for new innovative device technologies here-to-fore unavailable to the medical community.

For several years, Mr. Brack has based his business operations in Germany, Switzerland, and Holland. He founded and was the director of the Medlog Marketing Company, a sales and marketing management group, operating in Europe, Asia, and Central/South America. His company was responsible for over $300 million in export sales on behalf of American device manufacturers in the seventies through nineties. His book, "The Euromed Seminar" published by Biomedical Business International, was used by many companies as a template for the care and establishment of medical device sales and distribution worldwide. The experience gained in both the United States market in marketing of monitoring devices, as well as in marketing of monitoring devices internationally, places Mr. Brack in an excellent position to develop sales of the new and innovative products in NIMS portfolio.

ISO 9001 Certification and CE Mark
----------------------------------

The Company has been notified that it met requirements for ISO 9001 certification and may affix the CE Mark to its products. Quality System Requirements are required to market products into the European Community. In addition, it has met the FDA GMP Good Manufacturing Practice qualifications that correspond to the ISO certification as well. Management believes this will enhance the Company's ability to favorably position itself to for prospective marketing and development partners. In May 2000, the Company received ISO 9001 recertification.

                       THREE MONTHS ENDED APRIL 30, 2001
                 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues increased from $188,686 for the three-month period ended April 30, 2000 to $295,723 for the three-month period ended April 30, 2001, an increase of $107,037. The increase is attributed to an increase revenues derived from the research and development contract between VivoMetrics and the Company.

Cost of Operations increased from $194,668 for the three months ended April 30, 2000 to $277,219 for the three months ended April 30, 2001, an increase of $82,551.

Costs of goods sold increased from $11,070 for the three months ended April 30, 2000 to $19,006 for the three months ended April 30, 2001.

Selling, general and administrative expenses increased from $106,620 for the three months ended April 30, 2000 to $120,524 for the three months ended April 30, 2001.

Research and development costs increased from $76,978 for the three months ended April 30, 2000 to $137,689 for the three months ended April 30, 2001. This increase is attributed to costs associated with development of the Respitrace(R) 202 Plus device and RespiEvents(R) 5.4 version of the software.

Net Income
----------

Net income increased from a loss of $5,140 for the three months ended April 30, 2000 to a profit of $18,504 for the three months ended April 30, 2001.

Assets
------

Total assets increased from $441,423 at July 31, 2000 to $511,497 at April 30, 2001.

Liabilities
-----------

Current liabilities decreased from $177,734 at July 31, 2000, to $65,683 at April 30, 2001, as a result of a decrease in accounts payable, accrued expenses and shareholder loans.

                       NINE MONTHS ENDED APRIL 30, 2001
                 COMPARED TO NINE MONTHS ENDED APRIL 30, 2000

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues increased from $505,299 for the nine month period ended April 30, 2000 to $818,583 for the nine month period ended April 30, 2001, an increase of $313,284. The increase is attributed to an increase revenues derived from the research and development contract between VivoMetrics and the Company.

Cost of Operations increased from $538,325 for the nine months ended April 30, 2000 to $710,358 for the nine months ended April 30, 2001, an increase of $172,033. This increase is attributed to development costs associated with Respitrace(R) 202 Plus, RespiEvents(R) 5.4 software, and consultant and legal costs associated with the Hill-Rom agreement.

Costs of goods sold decreased from $45,028 for the nine months ended April 30, 2000 to $30,685 for the nine months ended April 30, 2001.

Selling, general and administrative expenses increased from $284,863 for the nine months ended April 30, 2000 to $310,722 for the nine months ended April 30, 2001.

Research and development costs increased from $208,434 for the nine months ended April 30, 2000 to $368,951 for the nine months ended April 30, 2001.

Net Income
----------

Net income increased from a loss of $29,172 for the nine months ended April 30, 2000 to income of $108,225 for the nine months ended April 30, 2001. The increase is attributed to an increase in research and consulting revenues.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities increased from $80,492 for the nine months ended April 30, 2000 to $144,273 for the nine months ended April 30, 2001.

Cash used in investing activities decreased from $76,337 for the nine months ended April 30, 2000 to $37,114 for the nine months ended April 30, 2001. Investing activities consist primarily of costs for patents, software production and purchases of furniture and equipment.

Cash provided by financing activities increased from $17,000 for the nine months ended April 30, 2000 to $23,020 for the nine months ended April 30, 2001.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings
             Not applicable

Item 2.  Changes in Securities
             Not applicable

Item 3.  Defaults Upon Senior Securities
             Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On April 5, 2001, the Company filed an Information Statement on Schedule 14C, which provided that the majority of the shareholders voted to (i) to approve the increase of the number of board of directors from six members to eight members and elect Dr. Marvin A. Sackner, Gerard Kaiser, M.D., Morton J. Robinson, M.D., Stanley C. Sackner, D.O., Taffy Gould, Robert Moss and Jonathan Sackner-Bernstein to hold office until the Company's 2001 Annual Meeting of Stockholders or until their successors are duly elected and qualified, and (ii) ratify the appointment of Gerson, Preston & Company, P.A. as the Company's independent certified public accountants for the fiscal year ending July 31, 2001; and (iii) approve the Company's 2000 Stock Option Plan.

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

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                  AND SUBSIDIARIES


Dated: June 14, 2001                              /s/ Marvin A. Sackner
                                                  ---------------------

                                                    Marvin A. Sackner,
                                                    Chairman of the Board