Form 10KSB
period 2001-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2001-11-13
CIK 720762

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2001
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _________

                             Commission file number
                                     0-13176

                      NON-INVASIVE MONITORING SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                  Florida                                   59-2007840
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization                         Identification No.)

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

Yes   X    No
    ------    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     State issuer's revenues for the most recent fiscal year: $1,159,626.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on November 6, 2001, computed by reference to the price at which the stock was sold on that date: $3,032,198. [TO BE ADJUSTED ON THE FILING DATE]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of November 13, 2001, was 22,014,726.

     Transitional Small Business Disclosure Format:

     Yes       No  X
         ----     ----

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                              Report on Form 10-KSB
                     For the Fiscal Year Ended July 31, 2001

                                TABLE OF CONTENTS

                                     PART I                                           PAGE
Item 1.       Description of Business.............................................      1
Item 2.       Description of Property.............................................     11
Item 3.       Legal Proceedings...................................................     11
Item 4.       Submission of Matters to Vote of Security Holders...................     11

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters............     12
Item 6.       Management's Discussion and Analysis................................     12
Item 7.       Financial Statements................................................     15
Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure............................................     15

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons........     16
Item 10.      Executive Compensation..............................................     18
Item 11.      Security Ownership of Certain Beneficial Owners And Management......     18
Item 12.      Certain Relationships and Related Transactions......................     20

                                     PART IV

Item 13.      Exhibits and Reports on Form 8-K....................................     21

Signatures........................................................................     22

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the "Company" or "NIMS"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on relationship with SensorMedics Corporation; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         A.  General Development of Business.
             --------------------------------

         The Company is engaged in research and development of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. The Company, pursuant to a Research and Consulting Agreement by and between LifeShirt.com, Inc. (now named VivoMetrics, Inc.), a California corporation ("Vivometrics"), and the Company dated November 15, 2000, (the "R&D Agreement"), has also undertaken development of the LifeShirt system, a product that incorporates an array of the Company's patented sensor technology into a wearable garment designed to transmit physical and emotional signs of health and disease over the Internet. In addition, NIMS has licensed the LifeShirt system to Vivometrics pursuant to a License Agreement dated November 2, 1999 between Vivometrics and the Company (the "License Agreement"). Pursuant to the terms and conditions of the License Agreement, VivoMetrics will manufacture, market and sell the LifeShirt system. On August 14, 2000, the Company entered into a one-year agreement with VivoMetrics to continue development of the LifeShirt system (the "Development Agreement"). The Company also agreed to assign its patents relating to the LifeShirt system to VivoMetrics with VivoMetrics licensing to the Company the rights to the sale of products in bedside systems except for ambulatory monitoring. Following the expiration of the Development Agreement, the Company entered into a month by month agreement with VivoMetrics for continuing research and development on the LifeShirt system in a separate agreement dated November 1, 2001.

         The Company has been investigating and developing a non-invasive, therapeutic, cardiorespiratory motion platform based upon periodic acceleration. This technology and its applications, "Reciprocating Movement Platform for Shifting Subject to and fro in Headwards-Footwards Direction," were awarded US Patent 6,155,976 on December 5, 2000. NIMS also has submitted a patent application on further applications of the motion platform. This device helps to soothe babies to sleep in the same way as a mother soothes her baby by pushing her baby carriage back and forth, allows non-invasive ventilation without requiring delivery of gas volume from a mechanical ventilator at the airway, achieves cardiopulmonary resuscitation without imposing external pressures on the chest and/or abdomen, and promotes the body's release of nitric oxide, a substance that the Company believes is the most powerful endogenous vasodilator mediator in the body as well as other beneficial mediators such as prostacyclin and tissue plasminogen activator from the lining layer of blood vessels. Release of nitric oxide into the circulation is likely a major reason in enhancing the beneficial effects of exercise and prevention of coronary artery disease. On March 11th, 2001, the Company licensed its motion platform technology to Hill-Rom, a subsidiary of Hillenbrand Industries, Inc. for development and potential incorporation into its wide product offering. NIMS will receive royalties from Hill-Rom should this technology be commercialized. NIMS retained the sole right to develop this technology for doctor's offices, medical clinics, ambulances, military field use, and the home.

         Three papers on topics related to the benefits and effects of such periodic acceleration in animal experiments have been published in peer reviewed scientific journals. Dr Jose Adams and his group at the Mount Sinai Medical Center in Miami Beach published two papers on Non Invasive Motion Ventilation using the Company's motion platform in the December 2000 issue of the Journal of Applied Physiology. Subsequently, Dr. Jose Adams and his group published a paper in the October 2001 issue of Critical Care Medicine on the beneficial effects of periodic acceleration in producing large increases of blood flow to vital organs, particularly the heart and brain.

         In 1999-2000, the Company fabricated two adult prototype motion platform devices and tests indicated that application in adults was feasible and well tolerated. Further, non-invasive display of the thumb digital arterial pulse suggested that nitric oxide was released during periodic acceleration in humans.

         In September 2001, Hill-Rom delivered a third prototype of the motion platform to the Company in accordance with the Company's design. From August 2001 to the present, the Company has been engaged in designing a computer control system for the motion platform as well as designing a modular break down into components of reasonable weight such that the motion platform can readily be transported and assembled by salespersons. The Company plans to apply this year for an Investigational Device Exemption (IDE) from the FDA prior to initiating clinical trials of the Motion Platform.

         In August 21st, 2001 the Company was notified by FDA that its Windows based RespiEvents software received 510(k) approval for marketing.

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

         In, March 1999, Marvin Sackner, Chairman of the Board of Directors, agreed to loan the Company certain funds to continue funding operations, at a rate of 12% per annum in return for an option to purchase 1,000,000 shares of the Common Stock at an exercise price of 14.5 cents per share. As of November ____, 2001, the principal and interest outstanding on this loan was zero.

         On August 14, 2000, the Company entered into several agreements with VivoMetrics, a start-up company that received equity funding of $7.5 million from third parties with rights to increase this funding from third parties by an additional $7.5 million, based upon milestones to be met by VivoMetrics. These agreements included the R&D Agreement, a License Agreement, an Agreement Regarding Assignment of Patents and Related Intellectual Property, an Invention Assignment, and a Software Assignment. The License Agreement provides that VivoMetrics will license the Company's technology and software, which is incorporated into a wearable garment system termed a "LifeShirt". As consideration for the above agreement, the Company received an equity position in VivoMetrics as well as royalties based upon the revenues of the LifeShirt system. Following the expiration of a one year research and development agreement with Vivometrics, the Company entered into a month by month agreement with VivoMetrics for continuing research and development on the LifeShirt system in a separate agreement dated November 1, 2001.

         In March 2001, the Company engaged the Pinnacle Partners, an investor relations firm, to promote the Company and to assist in identifying an investment banker to raise additional capital. In May 2001, Dr. Marvin Sackner voluntarily resigned as CEO and the Board of Directors appointed Allan F. Brack as President/CEO. Mr. Brack is an executive with expertise in sales, marketing and distribution of durable, cardiorespiratory medical devices. Dr. Sackner retained his Chairmanship of the Board of Directors. On October 31, 2001, the Company suspended its relationship with Pinnacle Partners.

         The Company requires additional capital to remain in business and commercialize the motion platform. Management of the Company will continue to seek sources of funding. Failure to secure necessary financing will result in reduction and curtailment of operations.

         The term the "Company" and "NIMS" refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company's offices are located at 1840 West Avenue, Miami Beach, Florida 33139 and its telephone number is (305) 534-3694.

         B.   Financial Information About Industry Segments.
              ---------------------------------------------

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

         The Company has developed the LifeShirt system, a product that incorporates an array of the Company's patented sensor technology into an ambulatory, wearable garment designed to continuously gather over 30 physical and emotional signs of health and disease on behalf of VivoMetrics, Inc. The Company has been developing a non-invasive, therapeutic, cardiorespiratory device based upon periodic acceleration. This device helps to soothe babies to sleep in the same way as a mother soothes her baby by pushing her baby carriage back and forth, allows non-invasive ventilation without requiring delivery of gas volume from a mechanical ventilator at the airway, achieves cardiopulmonary resuscitation without imposing external pressures on the chest and/or abdomen, and promotes the body's release of nitric oxide, a substance that the Company believes is the most powerful endogenous vasodilator mediator in the body as well as other beneficial mediators such as prostacyclin and tissue plasminogen activator. The Company plans to submit the motion platform to FDA for Investigational Device Exemption (IDE) prior to beginning clinical trials of this technology.

Current Products
----------------

         Respitrace 200/204 Data Acquisition System Series - commercially introduced in April 1998, are small stand-alone devices that produce breath waveforms from respiratory inductive plethysmographic transducers placed around the patients' rib cage and abdomen. These devices also provide waveforms that depict respiratory efforts. The Respitrace 200 series devices are indicated in diagnostic polysomnography and, to the knowledge of the Company's management, are the lowest priced Respitrace based devices ever marketed. They offer digital sampling rates that are four times faster than all other marketed Respitrace products for better display of breath waveforms. Multiplexing is used for the first time in a Respitrace product to minimize electrical cross talk between the rib cage and abdominal signals and hence provide a signal with a higher level of signal/noise ratio. The Waveforms output may be viewed with a polygraph interface, or a personal computer with RespiPanel or RespiEvents software.

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

         RespiEvents - which was commercially introduced in April 1996, is a software program for a personal computer ("PC") designed to be used in conjunction with Respitrace Plus and Respitrace PT. It enables the PC to receive digital information from the Respitrace Plus Digital Interface (RS232 output) and display real-time Respitrace waveforms on the computer screen. RespiEvents allows storage of Respitrace information on the hard drive of the PC for subsequent display of full fidelity waveforms and derived numerical values and indices. It includes tools to manipulate the vertical and horizontal gain displays of waveform information stored on the PC. It can convert the numerical values of the data files into ASCII format enabling them to be imported into other programs such as spread sheets (e.g., Excel, Lotus 123, Quattro Pro, Paradox), databases (e.g., FoxPro, Paradox), and statistical packages (e.g., SigmaPlot, Statistica) so that sophisticated analysis and plots can be carried out. RespiEvents transforms the PC into a polygraph recorder for Respitrace Plus generated waveforms and can be used in any situation where such a device might be employed. One application is polysomnography in which apneic/hypopneic events may be diagnosed and classified and sleep stages characterized according to breath waveform patterns. Another is to monitor breath by breath changes in ventilation and breathing pattern during exercise. RespiEvents permits analyses of unusual patterns of breathing and electrocardiographic waveforms that are particularly useful in documentation of such occurrences in critically ill pulmonary, cardiac, and neurologic patients.

         The Company, based on current market information, believes that the features presented by RespiEvents are of particular importance to clinicians treating not only adult patients with cardiorespiratory and sleep disorders but also in the monitoring of infants both in hospital and at home. The Company has retained exclusive rights to RespiEvents. Such software is sold to customers directly by the Company and also to SensorMedics Corporation ("SMC") according to the pricing set forth in the SMC agreement with the Company (the "SMC Agreement").

         RespiEvents 5.2 - RespiEvents 4.x version was a MS DOS software program introduced to commerce in 1996 that analyzed Respitrace breath waveforms and Electrocardiographic signals. This was converted to a MS Windows 95/98 platform and is called RespiEvents 5.2. It provides on-line video display of 1) breath, electrocardiographic, pulse oximeter, and other physiological waveforms, 2) minute by minute trends of selected variables, 3) tidal flow-volume and Konno-Mead loops and 4) numerical values of processed information. In the prior DOS version of the program, trends and loop displays were available only in off-line mode. The Windows 95/98 RespiEvents software speeds up clinical decision making abilities through presentation of relevant on-line information about breathing and cardiac activities while still retaining the report capabilities of off-line analysis. RespiEvents 5.4, an upgrade of RespiEvents 5.2, has much more features than RespiEvents 5.2 and also will be utilized as the basis for the data collection and analysis software in the LifeShirt system (called VivoLogics in the LifeShirt system). The Company intends to submit a 510(k) application to FDA during fiscal 2002.

         Respitrace PT - commercially introduced in April 1996, is manufactured and marketed by SMC under the name SomnoStar PT. The Respitrace PT is a diagnostic sleep recorder for detecting sleep disorders in adults, children and babies.

         RespiTrends - commercially introduced in July 1992 was a PC based MS DOS software program for use with Respitrace Plus. In September 1998, a new MS Windows 95 version of the software was released. RespiTrends is a medical data storage software program that permits real-time reception and storage of cardiac and respiratory information for display on the screen of the device. It also generates a variety of reports and trend-plots of patient status. The software program also allows the user to down load RespiTrends from Respitrace Plus to a personal computer for further analysis and report generation. The new RespiTrends software offers enhanced graphics and on line help. Respitrends v1.6c software does not impact on the safety and effectiveness of the Respitrace Plus. Incorrect dates and birth date computations will appear on screens and reports. RespiTrends is sold to SMC by NIMS.

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

         Respi-Neckband - The hardware component of this device, which involves wearing a Respitrace transducer band around the neck has already been 510(k) approved for marketing of respiratory efforts detection. This technology provides carotid arterial pulses and jugular venous pulses with appropriate digital filtering and or electrocardiographic triggered ensemble averaging. One scientific peer-reviewed paper has been published on using this technology to obtain systolic time intervals at rest and exercise, a non-invasive measure for assessing mechanical function of the heart. Another scientific peer reviewed paper has been published on non-invasive determination of central venous pressure, a measure that reflects fluid loading of the cardiovascular system. Its accuracy has been validated against invasive central venous catheter measurements. The Company plans an upgrade to RespiEvents 5.4 to market this software and also incorporate it into the LifeShirt system that is described below.

         RespiCardiograph (Thoracocardiograph) - is a system that is designed to monitor and record cardiac signals by placing a Respiband around the lower chest. This technology displays left ventricular cardiac volume curves and serves as a continuous, non-invasive monitor of the mechanical function of the heart. By providing recording of changes in blood pumped from the heart, it measures changes in cardiac output. In addition, analysis of various points of the ventricular volume curve, provide assessment of systolic (contraction) and diastolic (relaxation) properties of the heart. The RespiCardiograph also provides data on regional cardiac motion, which is a key factor in early detection of acute heart attacks. Six scientific peer-reviewed papers have been published on this technology. Its accuracy has been validated against invasive thermodilution cardiac output measurements, automated border edge detection echocardiography, and Doppler measurements of transmitral blood flows. The RespiCardiograph is a low cost, much less labor-intensive substitute for certain aspects of Doppler-Echo technology and a low cost, safe alternative to invasive Swan-Ganz catheter technology for monitoring the status of the pulmonary circulation and heart in critically ill patients. Software to accomplish the analysis has been completed and delivered to VivoMetrics for incorporation into the LifeShirt system. The Company plans to upgrade to RespiEvents 5.4 to market this software once VivoMetrics has received FDA approval to market this technology into the LifeShirt system.

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

         LifeShirt - is a Wearable Physiological Computer (patent, PhysiologicSigns Feedback System, issued April 4, 2000) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant ("PDA") with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control from full disclosure, transforms data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to the VivoMetrics' Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

         Non-Invasive Therapeutic Motion Platform - Three papers on topics related to the benefits and effects of periodic acceleration achieved with the motion platform in animal experiments have been published in peer reviewed scientific journals. Dr Jose Adams and his group at the Mount Sinai Medical Center in Miami Beach published two papers on Non Invasive Motion Ventilation using the Company's motion platform in the December 2000 issue of the Journal of Applied Physiology. Subsequently, Dr. Jose Adams and his group published a paper in the October 2001 issue of Critical Care Medicine on the beneficial effects of periodic acceleration in producing large increases of blood flow to vital organs, particularly the heart and brain. In 2000, the Company fabricated two adult prototype motion platform devices and tests indicated that application in adults was feasible and well tolerated. Further, non-invasive display of the thumb digital arterial pulse suggested that nitric oxide is released during periodic acceleration in humans. In September 2001,Hill-Rom delivered a third prototype to the Company according to the Company's design. From August 2001 to the present, the Company has been engaged in designing computer control of the motion platform as well as modular break down into components of reasonable weight such that it can readily be demonstrated by salespersons. The Company plans to apply for an Investigational Device Exemption (IDE) from FDA prior to initiating clinical trials of the Motion Platform. The motion platform, through periodic acceleration, also appears to release nitric oxide and other beneficial mediators such as prostacyclin and tissue plasminogen activator (tPA) from the vascular lining cells. The motion platform is the first device invented that can accomplish the release of these natural substances. Nitric oxide is believed to be the most important mediator of vasodilatation on the body. As such, it has favorable actions in chronic heart failure, high blood pressure, pulmonary hypertension, coronary artery disease, stroke, wound healing, and prevention of arteriosclerosis among others. Prostacyclin also is a vasodilator and might be more effective in reducing pulmonary arterial pressures than nitric oxide. Finally, tissue plasminogen activator has a role in prevention of clot formation. A patent application on such actions, as well as others, is pending.

         During the fiscal year ended July 31, 2001, the Company's principal product development activities were focused on the LifeShirt system, RespiEvents
5.4 and the therapeutic motion platform.

Manufacturing
-------------

         As described in "General Development of Business" above, in December 1996, the Company granted SMC the exclusive rights to manufacture Respiband Plus and non-exclusive rights to manufacture certain other products. To reduce the manufacturing costs for new products, the Company has chosen to outsource the manufacture of the Respitrace 200 and Respitrace 204. The Company's products are assembled utilizing an assortment of off-the-shelf components available from a variety of sources, in addition to custom components such as printed circuit boards and software fabricated to Company's specifications. The Company provides the manufacturer a request for materials for parts procurement by the manufacturer to the Company's specifications. This includes PC boards and cable assemblies. The device is manufactured and the final testing of the product is completed at the Company. The Company then packages and ships the completed products. The Company intends to continue to outsource some of the manufacturing of its products.

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

         Respitrends and RespiEvents 5.2 are marketed to SMC and the Company's existing Respitrace Plus customer base. RespiEvents 5.2 is marketed by the Company to Respitrace 200 and 204 customers.

Regulatory Compliance
---------------------

         Medical device manufacturers are subject to extensive federal and state regulations relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products, the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community. The Company obtained ISO 9001 and equivalent FDA Quality Assurance certification from TUV Rheinland in May 1999. The Company has received re-certifications in 2000 and 2001 by TUV Rheinland.

         In August, 2001, the Company received 510(k) approval from the FDA to market the Company's RespiEvents software for Windows 95/98.

Patents and Trademarks
----------------------

         The Company currently holds 4 United States and 1 foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional 1 United States and 3 foreign patents. The Company transferred 14 U.S. patents to VivoMetrics, Inc. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company's technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

                             Number of Patents               Expiration Date

                       Domestic                Foreign
                       --------                -------
                                                   1               2004
                           1                                       2006
                           1                                       2011
                           1                                       2013
                           1                                       2018
           Total           4                       1



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

Employees
---------

         The Company currently employs six employees on a full-time basis. Two are engaged in general and administrative duties, three in research and development, and one in product assembly.

ITEM 2.  DESCRIPTION OF PROPERTY.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         A.   Market Information.
              ------------------

         The Company's Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

         Quarter Ended                       High                   Low

         October 31, 1999                   $0.109                 $0.109
         January 31, 2000                   $0.984                 $0.500
         April 30, 2000                     $1.469                 $1.125
         July 31, 2000                      $0.906                 $0.781
         October 30, 2001                   $0.531                 $0.406
         January 30, 2001                   $0.25                  $0.188
         April 30, 2001                     $0.25                  $0.170
         July 31, 2001                      $0.75                  $0.51



         The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

         B.   Holders.
              -------

         As of October 30, 2001 there were approximately 1,554 holders of record of the Common Stock.

         C.   Dividends.
              ---------

         The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.
---------------------

Gross Revenues, Costs of Operations and Net Income (loss)
---------------------------------------------------------

         Gross Revenues. Gross revenues increased from $691,733 for the year ended July 31, 2000 to $1,159,626 for the year ended July 31, 2001, an increase of $467,893.

         Research and Consulting. Revenue from research and consulting increased from $397,000 for the year ended July 31, 2000 to $896,500 for the year ended July 31, 2001, an increase of $499,500.

         Product Sales. Product Sales decreased from $211,292 for the year ended July 31, 2000 to $210,277 for the year ended July 31, 2001, a decrease of $1,015.

         Royalties. Royalties decreased from $83,481 for the year ended July 31, 2000 to approximately $52,849 for the year ended July 31, 2001, a decrease of $30,632.

         Cost of Operations. Operating expenses increased from $726,878 for the year ended July 31, 2000 to $1,182,068 for the year ended July 31, 2001, an increase of $455,190. This increase was due to an $185,667 increase in Research and Development costs in fiscal 2001 that included purchase of new computers, and work associated with development of the motion platform and an increase in selling, general and administrative expenses of $255,558 as a result of legal expenses associated with the business plan for the motion platform, and contracts with a public relations firm and an investment banker.

         Research and Development. Research and Development costs increased from $350,829 for the year ended July 31, 2000 to $536,496 for the year ended July 31, 2001, an increase of $185,667.

         Cost of Goods Sold. Cost of Goods Sold increased from $38,050 for the year ended July 31, 2000 to $52,015 for the year ended July 31, 2001, an increase of $13,965.

         Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased from $337,999 for the year ended July 31, 2000 to $593,557 for the year ended July 31, 2001, an increase of $255,558.

         Profit (losses). Net loss decreased from a loss of $35,105 for the year ended July 31, 2000 to a loss of $22,442 for the year ended July 31, 2001.

Liquidity and Capital Resources. The Company has financed its operations and
-------------------------------
other working capital requirements principally from operating cash flow.

         Cash provided by operating activities. Cash provided by operating activities increased from $77,610 for the year ended July 31, 2000 to $145,335 for the year ended July 31, 2001, an increase of $67,725. The increase in cash provided by operating activities is primarily attributable to an increase in the Company's Depreciation and Amortization of $120,106 during the year ended July 31, 2001 compared to $30,280 during the year ended July 31, 2000.

         Cash used in investing activities. Cash used in investing activities decreased from $75,567 for the year ended July 31, 2000 to $37,114 for the year ended July 31, 2001, an decrease of $38,453. Investing activities consist primarily of costs for patents, software production and purchase/sale of short-term investments and purchase of furniture and equipment.

         Cash provided by financing activities. Cash provided by financing activities increased from $ 22,480 for the year ended July 31, 2000 to $23,020 for the year ended July 31, 2001, an increase of $540. due to proceeds from exercise of options by a shareholder in 2001.

         The reports of independent auditors on financial statements at and for the two years ended July 31, 2000, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 3 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. As previously noted, revenues generated from the SMC Agreement were insufficient to fund operations during fiscal 2001. If revenues generated from the SMC Agreement or other sales do not reach levels sufficient to fund working capital requirements during fiscal 2002, the Company will require further financing to continue operations during fiscal 2002 and in any event may require additional capital to fund research and development efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The current directors and executive officers of the Company are as follows:

                   Name              Age         Position

         Marvin A. Sackner, M.D.     69     Chairman of the Board

         Allan F. Brack              57     Chief Executive Officer and Director

         Morton J., Robinson, M.D.   69     Secretary and Director

         Gerard Kaiser, M.D.         69     Director

         Stanley C. Sackner, D.O.    65     Director

         Andrew M. Smulian                  Director

         Taffy Gould                        Director



         MARVIN A. SACKNER, M.D., was elected as Chairman of the Board, Chief Executive Officer and Director with the Company in November 1989. Dr. Sackner resigned as Chief Executive Officer in May 2001 when Allan F. Brack was appointed as the Chief Executive Officer. Dr. Sackner co-founded predecessor to the Company in 1977 and was the Chairman of the Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 to 1986, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. He also currently serves as Medical Director of VivoMetrics, Inc.

         ALLAN F. BRACK was elected a Director of the Company in May 2001 and serves as the Company's Chief Executive Officer. Currently and for over five years, Mr. Brack has been a member of the Board of Directors of Medical Insight Ltd., a medical distribution management company based in Singapore, Global Software Solutions Inc, a Florida software outsourcing company, General Sensors Inc, a software and hardware contract outsourcing company, and Bangalore Software (PTY) Ltd., software development company. From 1995 to 1996, Mr. Brack was a member of the Board of Directors of Swemac AB, a Linkopping, Sweden, manufacturer of orthopedic implants.

         MORTON J. ROBINSON, M.D. was elected a Director of the Company in November 1989. Dr. Robinson was appointed Secretary of the Board in August 2001. Dr. Robinson is

Director of the Department of Pathology and Laboratory Medicine at Mount Sinai Medical Center, Miami Beach.

         GERARD KAISER, M.D. was elected a Director of the Company in November 1989. Since 1971, he has been at the University of Miami School of Medicine and currently serves as Deputy Dean for Clinical Affairs. He also serves as Senior Vice President for Medical Affairs at Jackson Memorial Hospital.

         STANLEY C. SACKNER, D.O. was elected a Director of the Company in November 1989. Dr. Sackner is on honorary staff of the Department of Anesthesiology at Memorial Hospital in Union, New Jersey. Dr. Stanley C. Sackner is Marvin A. Sackner's brother.

         ANDREW M. SMULIAN was elected as a Director of the Company in December, 2000. He is a Shareholder in Akerman, Senterfitt & Eidson, P.A. and practices real estate and banking and finance law.

         TAFFY GOULD was elected a Director of the Company in December, 2000. From 1977 to December, 2000, she was the President of Housing Engineers of Florida, Inc., a Florida real estate management company. In December, 2000, she founded and is a managing member of GlobalTechnologyAgents.com, LLC, a Florida limited liability company which advises technology companies and end-users in the business, academic, and medical spheres, worldwide.

         Directors of the Company hold their offices until the next annual meeting of the Company's shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. Other than an Audit and Legal Committee consisting of Edward Shapiro, Gerard Kaiser and Ruth Sackner and a Compensation and Stock Option Review Committee consisting of Marvin A. Sackner and Morton J. Robinson, there are no committees of the Board of Directors. The Board of Directors met 4 times in fiscal 2001, one time by written consent. The Committees did not meet in fiscal 2001.

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

ITEM 10. EXECUTIVE COMPENSATION.

         A.   Summary Compensation Table.
              --------------------------

         The following compensation table sets forth, for the fiscal years ending July 31, 1999, 2000, and 2001, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO"). No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

                                                      Annual Compensation
  Name and Principal Position            Year              Salary ($)

  Marvin A. Sackner                      1999               $85,000
  Chairman of the Board, and             2000               $95,000
  Chief Executive Officer                2001               $95,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding NIMS' Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on November ___, 2001, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:

Name and Address        No. of           Percentage       No. of          Percentage       No. of           Percentage
Identify of Group       Shares of        of               Shares of       of Class(3)      Shares of        of
                        Common           Beneficial       Series C                         Voting           Beneficial
                        Stock            Ownership(2)     Convertible                      Securities       Ownership(4)
                        Beneficially                      Preferred                        Beneficially
                        Owned(1)                          Stock                            Owned(1)
                                                          Beneficially
                                                          Owned(1)

Marvin A.               11,393,945(5)     52.9%            36,855.92           59.4%        11,430,800.92         53%
Sackner, M.D.
1840 West Avenue,
Miami Beach, FL
33139

Allan F. Brack                   *           *                     *              *                     *          *
1840 West Avenue,
Miami Beach, FL
33139

Morton J.                  409,491(7)      1.9%             1,073.19(3)         1.7%           410,564.19(7)     1.9%
Robinson, M.D.
1840 West Avenue,
Miami Beach, FL
33139

Gerard Kaiser,              46,541(9)        *                 75.00(6)           *                46,616(9)       *
M.D.
1840 West Avenue,
Miami Beach, FL
33139


Name and Address        No. of           Percentage       No. of          Percentage       No. of           Percentage
Identify of Group       Shares of        of               Shares of       of Class(3)      Shares of        of
                        Common           Beneficial       Series C                         Voting           Beneficial
                        Stock            Ownership(2)     Convertible                      Securities       Ownership(4)
                        Beneficially                      Preferred                        Beneficially
                        Owned(1)                          Stock                            Owned(1)
                                                          Beneficially
                                                          Owned(1)

Stanley C.                 239,989(6)       1.1%             1,198.19(4)         1.9%            241,187.19(6)      1.1%
Sackner, D.O.
1840 West Avenue,
Miami Beach, FL
33139

Andrew M. Smulian                *            *                     *              *                      *           *
1840 West Avenue,
Miami Beach, FL
33139

Taffy Gould                      *            *                     *              *                      *           *
1840 West Avenue,
Miami Beach, FL
33139

All executive           12,116,216         56.3%            39,727.30             64%          12,155,943.3        56.3%
  officers and
  directors as a
  group (7 persons)

---------------------------
*    Less than 1%
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner's percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(2) Based on 21,514,726 shares of Common Stock issued and outstanding as of October 30, 2000.
(3) Based on 62,048 Series C Convertible Preferred Stock issued and outstanding, as of October 30, 2000.
(4) Based on 21,576,874 shares consisting of 21,514,726 shares of Common Stock, 62,048 Series C Convertible Preferred Stock and 100 shares of Series B Preferred Stock issued and outstanding. Holders of Series C Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock on a share-for-share basis as a single class, on all matters except as otherwise required by law.
(5) Represents securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse and includes options to purchase 250,000 shares of Common Stock.
(6) Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson's medical practice and includes options to purchase 50,000 shares of Common Stock. Does not include securities held by trust established for the benefit of Dr. Robinson's children, in which securities he disclaims beneficial ownership.
(7) Includes shares of Common Stock held by a pension plan established in connection with Dr. Stanley Sackner's medical practice and securities held jointly by Dr. Sackner and his spouse and includes options to purchase 50,000 shares of Common Stock.

(8) Includes securities held jointly by Mr. Shapiro and his spouse and includes options to purchase 35,000 shares of Common Stock.
(9) Includes shares of Common Stock held by Dr. Kaiser's spouse and includes options to purchase 50,000 shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In, March 1999, Marvin Sackner, then CEO and Chairman of the Board of Directors, agreed to loan the Company certain funds to continue funding operations, at a rate of 12% per annum in return for an option to purchase 1,000,000 shares of the Common Stock at an exercise price of 14.5 cents per share. As of July 31, 2001, the principal and interest outstanding on this loan has been repaid.

         At July 31, 2000, the Company had a 21.4% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity in the development state. Dr. Sackner's son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc.

         On October 28, 1999, the Company entered into a license agreement and a research and consulting agreement with LifeShirt. Under the license agreement, the Company granted LifeShirt the exclusive world-wide right and license to certain technology in exchange for 23.5% of the founders' share of LifeShirt and a royalty equal to 3% of LifeShirt's gross revenues from sales with a minimum royalty of $250,000 in the second year. The Company retained the right to market and sell the LifeShirt system and its components to hospitals. Subsequent to the initial investment, the Company's percentage investment has been diluted to approximately 9%. The Research and Development Agreement for a one-year period beginning August 11, 2000. The total sum provided to the Company over the one-year agreement was $900,000. Following the expiration this agreement, the Company entered into a month by month agreement with VivoMetrics for continuing research and development on the LifeShirt system in a separate agreement dated November 1, 2001.

         The Company retains title and interest in and to any and all derivative patents related to the products incorporated within the LifeShirt System in exchange for a royalty 5% of the Company's sales of certain products and services.

         The agreement is for a period of 10 years.

         Under the current agreements with Vivometrics, Vivometrics grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If VivoMetrics fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty of 5% of the gross revenues the Company earns on these sales. In addition, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to Vivometrics in consideration for a royalty of 3% of Vivometrics' gross revenues from sales of certain products. The minimum royalty in the second year is $250,000.

          In March, 2001, the Company licensed its motion platform technology to Hill-Rom, a subsidiary of Hillenbrand Industries, Inc. for development and potential incorporation into its wide product offering. NIMS will receive royalties from Hill-Rom should this technology be commercialized. NIMS retained the sole right to develop this technology for doctor's offices, medical clinics, ambulances, military field use, and the home.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  Exhibits

Exhibit No.         Description of Exhibits
-----------         -----------------------

      3(a)          Articles of Incorporation, as amended (1)

       (b)          By-Laws, as amended (2)

      4(a)          Form of Certificate evidencing shares of Common Stock (3)

     10(c)          Revised SMC Agreement (4)

     21             Subsidiaries of the Company (2)

     23             Consent of Independent Auditors(5)


  (1) Included as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1989 and are incorporated herein by reference.
  (2) Included as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.
  (3) Included as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.
  (4) Included as an Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.
  (5)    Filed herewith.

         (b)  Reports on Form 8-K

         On July 11, 2001, Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") announced the appointment of Allan F. Brack and Dean Kamen to its Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NON-INVASIVE MONITORING SYSTEMS, INC.


Dated: November 13, 2001                            /S/ Marvin A. Sackner
                                                    -------------------------
                                                    By: Marvin A. Sackner,
                                                        Chairman of the Board

-----------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signatures                              Title                                 Date

/S/ Marvin A. Sackner             Chairman of the Board, and Director
MARVIN A. SACKNER                 (Principal Executive, Financial and
                                  Accounting Officer)                          November 13, 2001

/S/ Allan F. Brack                Director                                     November 13, 2001
ALLAN F. BRACK

/S/ Mortin J. Robinson            Director                                     November 13, 2001
MORTON J. ROBINSON

/S/ Stanley C. Sackner            Director                                     November 13, 2001
STANLEY C. SACKNER

/S/ Gerard Kaiser                 Director                                     November 13, 2001
GERARD KAISER

/S/ Taffy Gould                   Director                                     November 13, 2001
TAFFY GOULD

/S/ Andrew M. Smulian             Director                                     November 13, 2001
ANDREW M. SMULIAN

                      Non-Invasive Monitoring Systems, Inc.

                               Form 10-KSB-Item 13
                          Index to Financial Statements

                                    Contents

The following financial statements of Non-Invasive Monitoring Systems, Inc. are included in item 7:


         Balance Sheet - July 31, 2001

         Statements of Operations - Years Ended July 31, 2001 and 2000

         Statements of Shareholders' Equity - Years Ended July 31, 2001 and 2000

         Statements of Cash Flows - Years Ended July 31, 2001 and 2000

         Notes to Financial Statements

            [Gerson, Preston, Robinson & Company, P.A. Letterhead]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive Monitoring Systems, Inc. as of July 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. at July 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Non-Invasive Monitoring Systems, Inc. will continue as a going concern. As more fully described in Note 3, the Company's need to seek new sources or methods of financing or revenue raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Gerson, Preston, Robinson & Co., P.A.
                                       CERTIFIED PUBLIC ACCOUNTANTS


Miami Beach, Florida
November 9, 2001

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                                   BALANCE SHEET
                                                                At July 31, 2001

================================================================================


                                    ASSETS
Current assets
  Cash                                                             $     158,962
  Accounts and royalties receivable                                       32,432
  Inventories                                                             30,050
  Prepaid expenses and other current assets                               59,772
                                                                   -------------
     Total current assets                                                281,216

Furniture and equipment, net of accumulated depreciation
  of $115,849                                                             36,983
Patents, net of accumulated amortization of $148,371                     236,339
                                                                   -------------
     Total assets                                                  $     554,538
                                                                   =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                            $     131,891
  Deferred research and consulting revenue                                25,000
                                                                   -------------
     Total current liabilities                                           156,891
                                                                   -------------
Shareholders' equity
  Preferred stock, $1 par value; 1,000,000 shares authorized:
    Series B - 100 shares issued and outstanding                            100
    Series C - 62,048 shares issued and outstanding                      62,048
  Common stock, $.01 par value; 100,000,000 shares authorized;
    22,014,726 shares issued and outstanding                            220,148
  Additional paid-in capital                                         11,148,277
  Accumulated deficit                                               (11,032,926)
                                                                   ------------
     Total shareholders' equity                                         397,647
                                                                   ------------
     Total liabilities and shareholders' equity                    $    554,538
                                                                   ============



See accompanying notes.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                        STATEMENTS OF OPERATIONS
                                              Years Ended July 31, 2001 and 2000

================================================================================


                                                          2001         2000
                                                      -----------   -----------
Revenue
  Research and consulting                             $   896,500   $   397,000
  Product sales                                           210,277       211,292
  Royalties                                                52,849        83,481
                                                      -----------   -----------
     Total revenues                                     1,159,626       691,773
                                                      -----------   -----------
Operating expenses
  Research and development                                536,496       350,829
  Cost of goods sold                                       52,015        38,050
  Selling, general and administrative                     593,557       337,999
                                                      -----------   -----------
     Total costs and expenses                           1,182,068       726,878
                                                      -----------   -----------
Net loss                                              $   (22,442)  $   (35,105)
                                                      ===========   ===========


Weighted average number of common shares
  outstanding                                          21,658,562    21,514,726
                                                      ===========   ===========
Basic and diluted loss per common share               $    (0.001)  $    (0.002)
                                                      ===========   ===========




See accompanying notes.


                                                                                               NON-INVASIVE MONITORING SYSTEMS, INC.
                                                                                                  STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                  Years Ended July 31, 2001 and 2000

====================================================================================================================================



                                         Preferred Stock                                 Additional
                                      --------------------             Common              Paid-in       Accumulated
                                      Series B    Series C              Stock              Capital         Deficit         Total
                                      --------    --------             --------         ------------   -------------     --------
Balance at July 31, 1999                 $100      $62,048             $215,148          $10,996,877    $(10,975,379)    $298,794
Net loss                                    -            -                    -                    -         (35,105)     (35,105)
                                         ----      -------             --------          -----------    ------------     --------
Balance at July 31, 2000                  100       62,048              215,148           10,996,877     (11,010,484)     263,689

Exercise of stock options to
   a shareholder/employee at
   $0.145 per share                         -            -                5,000               67,500               -       72,500

Options issued for services                 -            -                    -               83,900               -       83,900

Net loss                                    -            -                    -                    -         (22,442)     (22,442)
                                         ----      -------             --------          -----------    ------------     --------
Balance at July 31, 2001                 $100      $62,048             $220,148          $11,148,277    $(11,032,926)    $397,647
                                         ====      =======             ========          ===========    ============     ========



See accompanying notes.


                                                                                               NON-INVASIVE MONITORING SYSTEMS, INC.
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                                  Years Ended July 31, 2001 and 2000

====================================================================================================================================


                                                                                               2001                   2000
                                                                                             --------               --------
Operating activities
  Net loss                                                                                   $(22,442)              $(35,105)
  Adjustments to reconcile net loss to net cash from
    operating activities:
      Depreciation and amortization                                                           120,106                 30,280
      Options issued for services                                                              83,900                      -
      Bad debt expense                                                                              -                 12,692
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts and royalties receivable                                    4,205                (13,693)
    (Increase) decrease in inventories                                                        (11,599)                19,214
    (Increase) decrease in prepaid expenses and other assets                                  (57,472)                 3,097
    Increase in accounts payable and accrued expenses                                           3,637                 61,125
    Increase in deferred research and consulting revenues                                      25,000                      -
                                                                                             --------               --------
       Net cash provided by operating activities                                              145,335                 77,610
                                                                                             --------               --------
Investing activities
  Purchase of furniture and equipment                                                         (37,114)                     -
  Patent costs                                                                                      -                (75,567)
                                                                                             --------               --------
       Net cash used in investing activities                                                  (37,114)               (75,567)
                                                                                             --------               --------
Financing activities
  Proceeds of loan from shareholder                                                             2,500                 22,480
  Proceeds of exercise of stock options                                                        72,500                      -
  Repayment of loans from shareholder                                                         (51,980)                     -
                                                                                             --------               --------
       Net cash provided by financing activities                                               23,020                 22,480
                                                                                             --------               --------
Net increase in cash                                                                          131,241                 24,523

Cash, beginning of year                                                                        27,721                  3,198
                                                                                             --------               --------
Cash, end of year                                                                            $158,962               $ 27,721
                                                                                             ========               ========


See accompanying notes.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization. The Company primarily performs research and development of therapeutic medical and monitoring devices. The resultant technology is licensed to others. The Company also manufactures computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body's surface.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method and consist primarily of components.

         Furniture and Equipment. Furniture and equipment are stated at cost and depreciated; using the straight-line method, over the 5-year estimated useful lives of the assets.

         Patents. Costs incurred in applying for and defending patents are capitalized and amortized using the straight-line method over the lives of the patents.

         Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

         Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration.

         Revenue Recognition. The Company recognizes product sales revenuve when products are shipped and royalties as they are earned. Research and consulting revenue is recognized over the term of the agreements.

         Research and Development Costs. Research and development costs are expensed as incurred.

         Warranties. Although the Company warrants its products for one year, in the opinion of management, warranty costs are not material.

         Earnings (Loss) Per Share. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

         Reclassifications. Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

2.       INVESTMENT IN AND TRANSACTIONS WITH AFFILIATES

         On October 28, 1999, the Company entered into a license agreement and a research and consulting agreement with VivoMetrics, Inc. ("VivoMetrics"), previously known as Lifeshirt.com, Inc. Under the license agreement, the Company granted VivoMetrics the exclusive worldwide right and license to certain technology in exchange for 23.5% of the founders' share of VivoMetrics and a royalty equal to 3% of VivoMetrics' gross revenues from sales with a minimum royalty of $250,000 in the second year. No value was assigned to the 23.5% investment. Accordingly, the Company's share of the losses of VivoMetrics have not been recorded, since to do so, would reduce the Company's investment below $0. The Company retained the right to market and sell the LifeShirt System and its components to hospitals. Subsequent to the initial investment, the Company's percentage investment has been diluted to less than 10%; therefore, no financial information for this affiliate is disclosed.

         The Company retains title and interest in and to any and all derivative patents related to the products incorporated within the LifeShirt System in exchange for a royalty of 5% of the Company's sales of certain products and services.

         Under the agreement, VivoMetrics paid the Company as follows: $10,000 within 10 days of the execution of the agreement and $43,000 per month thereafter for the Company to develop the LifeShirt System. The payments continued until August 2000 when the agreements were terminated.

         In August 2000, the Company entered into new agreements with VivoMetrics, which superceded or terminated the existing license and research and consulting agreements.

         Under the new agreements, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics in consideration for a royalty of 3% of VivoMetrics' gross revenues from sales of certain products. The minimum royalty in the second year is $250,000. In addition, VivoMetrics granted the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If VivoMetrics fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty to VivoMetrics of 5% of the gross revenues the Company earns on these sales. VivoMetrics paid the Company $900,000, in payments of $75,000 per month for twelve months beginning August 11, 2000, in consideration for services to be performed by the Company in support of the LifeShirt Systems under the terms of the one year research and consulting agreement. The Company earned $875,000 under this agreement during the year ended July 31, 2001. Following the expiration of the research and consulting agreement, the Company entered into a separate month by month agreement dated November 1, 2001, with VivoMetrics, whereby the Company will continue to provide research and development support on the LifeShirt System.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

3.       GOING CONCERN - UNCERTAINTY

         Royalties on the LifeShirt System (see note 2) have not begun even though a prototype has been developed and submission was made to the FDA. VivoMetrics has not begun to mass-produce the product, has not yet commenced significant marketing efforts for the product and has not generated any revenues. Commercial sales of this product cannot begin until it has received FDA approval, which may not occur for several months, if ever.

         Royalties on the therapeutic motion platform device have not begun even through a prototype has been developed. This device has not been submitted to the FDA for approval. Commercial sales of this product cannot begin until it has received FDA approval, which may not occur for several months, if ever.

         Due to the expiration of the Company's research and consulting agreement with VivoMetrics, the Company needs to seek new sources or methods of financing or revenue to continue as a going concern. The Company is seeking to generate revenues through licensing and research and consulting agreements. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

4.       INCOME TAXES

         At July 31, 2001, the Company has available net operating loss carry forwards of approximately $10,002,000, which expire in various years through 2021.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company's deferred income tax asset would result from the net operating losses and amounted to approximately $3,800,000.

         A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $3,800,000 valuation allowance at July 31, 2001 was necessary. The increase in the valuation allowance for the year ended July 31, 2001 is $3,000.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

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

6.       COMMON STOCK

         In March 2001, the Company issued options to acquire 15,000 shares of common stock at $.50 per share, for professional services rendered, expiring in March 2011. The fair value of the options on the grant date was $3,300 calculated using the Black-Scholes Option Pricing Model and is included in selling, general and administrative expense for the year ended July 31, 2001.

         In March 2001, the Company issued options to acquire 360,000 shares of common stock at $.50 per share, for professional services to be rendered under agreements with a 1-year term expiring in March 2011. The fair value of the options on the grant date was $79,200 calculated using the Black-Scholes Option Pricing Model, of which $36,300 is included in selling, general and administrative expense for the year ended July 31, 2001 and $46,200 is included in prepaid expenses and other assets at July 31, 2001.

         In April 2001, the Company issued options to acquire 60,000 shares of common stock at prices ranging from $0.25 to $2 per share, for professional services rendered, expiring on September 1, 2001. The fair value of the options on the grant date was $1,400 calculated using the Black-Scholes Option Pricing Model and is included in selling, general and administrative expense for the year ended July 31, 2001.

         In addition, the Company issued options to acquire 500,000 shares of common stock at $0.145 per share to a shareholder/employee, in consideration of a loan which has since been repaid.

7.       STOCK BASED COMPENSATION

         In March 2001, the Company issued options to acquire 720,000 shares of the Company's common stock to employees and non-employee directors. These options are exercisable at $0.50 per share with 545,000 shares vested immediately and 175,000 shares vesting over a three-year period commencing March 2002.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

7.       STOCK BASED COMPENSATION (Con't)

         The options expire in March 2011. The fair value of the options on the grant date was $158,400 calculated using the Black-Scholes Option Pricing Model.

         In May 2001, the Company entered into an executive employment agreement with its new President and Chief Executive Officer. The agreement is for two years and grants the executive options to acquire 400,000 shares of the Company's common stock. These options are exercisable at $0.50 per share and vest over a four-year period commencing May 2002. The options expire in May 2011. The fair value of the options on the grant date was $108,000 calculated using the Black-Scholes Option Pricing Model.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income or loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have decreased for the year ended July 31, 2001 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

                         Proforma Net Loss               $(153,370)
                         Proforma Loss Per Share         $  (0.007)
                         Risk Free interest rate              6.16%
                         Expected lives                     10 yrs
                         Expected volatility                 162.6%

         For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized over the options' vesting period (0 to 4 years).

8.       RELATED PARTY TRANSACTIONS

         As of July 31, 2001, a shareholder had loaned $2,500 to the Company included in accounts payable and accrued expenses. The loan is due on demand, and is unsecured with interest at 12%. Subsequent to July 31, 2001, the shareholder loaned the Company an additional $75,000.

9.       CONCENTRATION OF CREDIT RISK

         Cash balances, per bank statements at one bank, are in excess of FDIC insurance limits by approximately $168,000 at July 31, 2001.

                                 Exhibit Index

Exhibit No.        Exhibit Description
-----------        -------------------

    23             Consent of Independent Auditors