Form 10QSB
period 2001-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2001-12-17
CIK 720762

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended October 31, 2001

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

                 1840 West Avenue, Miami Beach, Florida, 33139
               (Address of principal executive offices) Zip Code

                                (305) 534-3694
                       (Registrant's telephone number:)

                             _____________________

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No  ___
      -

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of December 15, 2001 was 22,014,726.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)
Condensed  balance sheets at July 31, 2001 and October 31, 2001

Condensed statements of operations for the Three Months ended October 31, 2000 and 2001

Condensed statements of cash flows for the Three Months ended October 31, 2000 and 2001

Notes to condensed  financial statements October 31, 2001

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                           CONDENSED BALANCE SHEETS
                      October 31, 2001 and July 31, 2001
                                    ASSETS

                                                                      October 31, 2001            July 31, 2001
                                                                        (Unaudited)                  (Note)
                                                                    ---------------------     ----------------------
ASSETS

CURRENT ASSETS
         Cash                                                       $             29,288      $             158,962
         Accounts and royalties receivable                                         7,695                     32,432
         Inventories                                                              37,053                     30,050
         Prepaid expenses and other current assets                                37,870                     59,772
                                                                    --------------------      ---------------------

TOTAL CURRENT ASSETS                                                             111,906                    281,216

Furniture and equipment, net of accumulated
         depreciation of $118,529 and $115,849, respectively                      35,567                     36,983
Patents, net of accumulated amortization of
         $153,389 and $148,371, respectively                                     231,794                    236,339
                                                                    --------------------      ---------------------

TOTAL ASSETS                                                        $            378,794                    554,538
                                                                    ====================      =====================

Note: The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                     CONDENSED BALANCE SHEETS (CONTINUED)
                      October 31, 2001 and July 31, 2001
                                  LIABILITIES

                                                                           October 31, 2001         July 31, 2001
                                                                              (unaudited)               (Note)
                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable and accrued expenses                             $          103,540       $        129,391
         Deferred research and consulting revenue                                          --                 25,000
         Loan payable to shareholder                                                   77,500                  2,500
                                                                           ------------------       ----------------
TOTAL CURRENT LIABILITIES                                                             181,040                156,891


SHAREHOLDERS' EQUITY
         Preferred Stock, $1 par value,
         1,000,000 shares authorized

              Series B: 100 shares issued and outstanding                                 100                    100
                           Series C: 62,048 shares issued and outstanding              62,048                 62,048
         Common Stock, $.01 par value, 100,000,000 shares
                     authorized, 22,014,726 shares issued and outstanding             220,148                220,148
         Additional paid-in capital                                                11,148,277             11,148,277
         Accumulated deficit                                                      (11,232,819)           (11,032,926)
                                                                           ------------------       ----------------
TOTAL SHAREHOLDERS' EQUITY                                                            197,754                397,647

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                       $          378,794       $        554,538
                                                                           ==================       ================

Note: The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended
                                               ----------------------------------------------------
                                                                   October 31,
                                                        2001                          2000
                                               -----------------------       ----------------------
Revenues:
Research and consulting                        $                25,000       $              221,500
Product sales                                                   51,495                       26,125
Royalties                                                       11,244                        8,970
                                               -----------------------       ----------------------

Total revenues                                                  87,739                      256,595

Operating Expenses:
Research & Development                                          97,369                      122,246
Cost of goods sold                                               7,399                        4,765
Selling, General & Administrative                              182,864                       92,684
                                               -----------------------       ----------------------

Total operating expenses                                       287,632                      219,695


                                               -----------------------       ----------------------

NET INCOME (LOSS)                              $              (199,893)      $               36,900
                                               =======================       ======================

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING                                          22,014,726                   21,514,726

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                   $                (0.009)      $                0.002
                                               -----------------------       ----------------------

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                -----------------------------------
                                                                                            October 31,
                                                                                     2001                 2000
                                                                                ---------------      --------------
OPERATING ACTIVITIES
Net income (loss)                                                                   $  (199,893)        $   (36,900)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
         Depreciation and amortization                                                   29,798              30,360
         Changes in operating assets and liabilities:
         Decrease in accounts and royalties receivable                                   24,737              24,817
         Decrease (increase) in inventories                                              (7,003)              5,386
         (Increase) in prepaid expenses and other assets                                   (198)                 --
         (Decrease) in accounts payable and accrued expenses                            (25,851)            (40,860)
         Increase (decrease) in deferred research and consulting revenue                (25,000)             25,000
                                                                                ---------------      --------------

NET CASH (USED IN) PROVIDED BY

  OPERATING ACTIVITIES                                                                 (203,410)             81,603
                                                                                ---------------      --------------

INVESTING ACTIVITIES
      Purchases of furniture and equipment                                               (1,264)            (24,369)
                                                                                ---------------      --------------


NET CASH (USED IN)
INVESTING ACTIVITIES                                                                     (1,264)            (24,369)
                                                                                ---------------      --------------

FINANCING ACTIVITIES
      Repayments of loans from shareholder                                                   --             (13,374)
      Proceeds of loan from shareholder                                                  75,000                  --
                                                                                ---------------      --------------

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                                                     75,000             (13,374)
                                                                                ---------------      --------------

Net increase (decrease) in cash                                                        (129,674)             43,860

CASH, BEGINNING OF PERIOD                                                               158,962              27,721
                                                                                ---------------      --------------

CASH, END OF PERIOD                                                                 $    29,288         $    71,581
                                                                                ===============      ==============

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 2001.

NOTE B - GOING CONCERN - UNCERTAINTY

Royalties on the LifeShirt System have not begun even though a prototype has been developed and submission was made to the FDA. VivoMetrics, Inc. has not begun to mass-produce the product, has not yet commenced significant marketing efforts for the product, and has not generated any revenues from the product. Commercial sales of this product cannot begin until it has received FDA approval, which may not occur for several months, if ever.

Royalties on the therapeutic motion platform device have not begun even though a prototype has been developed. This device has not been submitted to the FDA for approval. Commercial sales of this product cannot begin until it has received FDA approval, which may not occur for several months, if ever.

Due to the expiration of the Company's research and consulting agreement with VivoMetrics, Inc., the Company needs to seek new sources or methods of financing or revenue to continue as a going concern. The Company is seeking to generate revenues through licensing and research and consulting agreements. There can be no assurance that the Company will able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern and do not reflect any adjustments to reflect the possible future effects on the recovery and classification of assets, or the amounts or classifications of liabilities that might result from the outcome of this uncertainty.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
------------

Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in the research and development of computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. In addition, the Company has developed a non-invasive, therapeutic, periodic acceleration, cardiorespiratory device, which has been designated as the motion platform.

The Motion Platform
-------------------

The Company has developed a non-invasive, therapeutic, cardiorespiratory motion platform based upon periodic acceleration. This technology and its applications, "Reciprocating Movement Platform for Shifting Subject to and fro in Headwards-Footwards Direction," were awarded US Patent 6,155,976 on December 5, 2000. NIMS also has a patent pending on further applications of the motion platform. For example, this device allows non-invasive ventilation without requiring delivery of gas volume from a mechanical ventilator at the airway, achieves cardiopulmonary resuscitation without compressing the chest and/or abdomen, and promotes the body's release of nitric oxide. Nitric oxide is a substance that the management of the Company believes is the most powerful endogenous vasodilator mediator in the body as well as other beneficial mediators such as prostacyclin and tissue plasminogen activator from the lining layer of blood vessels . Release of nitric oxide into the circulation is likely a major explanation in explaining the enhanced beneficial effects of exercise and prevention of coronary artery disease. In March, 2001, the Company licensed its motion platform technology to Hill-Rom, a subsidiary of Hillenbrand Industries, Inc. for development and potential incorporation into its wide product offering. NIMS will receive royalties from Hill-Rom should this technology be commercialized. NIMS retained the sole right to develop this technology for doctor's offices, medical clinics, ambulances, military field use, and the home.

Four papers on topics related to the benefits and effects of such periodic acceleration in animal experiments have been published in peer reviewed scientific journals. In the December 2000 issue of the Journal of Applied Physiology, Dr Jose Adams and his associates at the Mount Sinai Medical Center in Miami Beach, Florida published two papers on Non Invasive Motion Ventilation using the Company's motion platform. In the October 2001 issue of Critical Care Medicine, Dr Adams and his associates published a paper on the beneficial effects of periodic acceleration in producing large increases of blood flow to vital organs particularly the heart and brain. In the October 2001 issue of Resuscitation, Dr Adams and his associates published a paper on successive application of the motion platform in experimental cardiopulmonary resuscitation.

In September 2001, Hill-Rom delivered to the Company, in accordance with the Company's design, a prototype motion platform, adapted to their hospital gurney,. Subsequently, the Company has been engaged in producing a computer control system for the motion platform and has also designed a modular break down of the motion platform into components of reasonable weight so that the motion platform can readily be transported and assembled by a salesperson. It also has an agreement to start production of this device in January 2002 with an FDA, ISO 9001 device contract manufacturer. The Company plans to apply for an Investigational Device Exemption (IDE) from the FDA prior to initiating clinical trials of the motion platform.

ISO 9001 Certification and CE Mark
----------------------------------

The Company has met requirements for ISO 9001 certification and may affix the CE Mark to its products. Quality System Requirements are required to market products into the EC. In addition, it has met the FDA GMP Good Manufacturing Practice qualifications that correspond to the ISO certification as well. Management believes this will enhance the Company's ability to favorably position itself to potential marketing and development partners. In May 2001, the Company received ISO 9001 recertification.

The LifeShirt System
--------------------

The Company, pursuant to a Research and Consulting Agreement by and between VivoMetrics, Inc. and the Company, dated November 15, 2000, (the "R&D Agreement"), undertook development of the LifeShirt system, a product that incorporates an array of the Company's patented sensor technology into a wearable garment designed to transmit physical and emotional signs of health and disease to a remote base station. In addition, NIMS licensed, pursuant to a License Agreement dated November 2, 1999 by and between VivoMetrics, Inc. and the Company (the "License Agreement"), the LifeShirt system to VivoMetrics, Inc. Pursuant to the terms and conditions of the License Agreement, VivoMetrics, Inc. will manufacture, market and sell the LifeShirt system for which the Company will receive royalties on sales and has received an equity position in VivoMetrics, Inc. On August 14, 2000, the Company entered into a one-year agreement with VivoMetrics, Inc. to continue development of the LifeShirt system. The Company also agreed to assign its patents relating to the LifeShirt system to VivoMetrics, Inc. with VivoMetrics, Inc. licensing to the Company the rights to the sale of products in bedside systems except for ambulatory monitoring. This contract expired on August 15, 2001. The Company entered into a month by month agreement with VivoMetrics, Inc. for continuing research and development of the LifeShirt system on November 1, 2001. Vivometrics, Inc submitted the LifeShirt system to FDA for approval to market in June 2001. It expects such approval in 2002. VivoMetrics also has received ISO 9001 certification and approval to use the CE mark.

Respitrace Products
-------------------


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

RESPITRACE PLUS is a small portable cardiorespiratory monitor used to detect and alert the patient of adverse cardiac and respiratory conditions or diagnostic polysomnography. The Respitrace Plus is manufactured and marketed non-exclusively by SensorMedics Corporation pursuant to an agreement with the Company.

RESPITRACE PT is a breathing recorder originally developed to monitor infants prone to Sudden Infant Death Syndrome. The Respitrace PT is manufactured and marketed as SomnoStar PT by SensorMedics Corporation pursuant to an agreement with the Company.

RESPITRENDS is a personal computer-based software program used in conjunction with Respitrace Plus for patient minute-by-minute trends of patient data, display, analysis, storage and hard copy report.

RESPIBANDS PLUS are patented, disposable non-invasive Respitrace transducers worn around the torso manufactured by SensorMedics Corporation pursuant to an agreement with the Company.


                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2000
                    TO THREE MONTHS ENDED OCTOBER 31, 2001

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues decreased from $256,595 for the three months ended October 31, 2000 to $87,739 for the three months ended October 31, 2001, a decrease of $168,856. The decrease is attributed to a reduction in revenues derived from the research and development contract between VivoMetrics, Inc. and the Company.

Cost of Operations increased from $219,695 for the three months ended October 31, 2000 to $287,632 for the three months ended October 31, 2001, an increase of $67,937. The increase is primarily attributed to consulting expenses.

Research and development costs decreased from $122,246 for the three months ended October 31, 2000 to $97,369 for the three months ended October 31, 2001, a decrease of $24,877, due to a decrease in salaries and expenditures related to the therapeutic motion platform device.

Costs of goods sold increased from $4,765 for the three months ended October 31, 2000 to $7,399 for the three months ended October 31, 2001, an increase of $2,634, due to an increase in product sales.

Selling, general and administrative expenses increased from $92,684 for the three months ended October 31, 2000 to $182,864 for the three months ended October 31, 2001, an increase of $90,180, due to increases in professional fees, press release expenses and amortization related to consulting fees.

Net Income
----------

Net income decreased from an income of $36,900 for the three months ended October 31, 2000 to a loss of $199,893 for the three months ended October 31, 2001, a decrease of $162,933. The decrease is mainly attributed to a decrease in revenues derived from the research and development contract between VivoMetrics, Inc. and the Company.

Liquidity and Capital Resources
-------------------------------

Cash from operating activities decreased from $81,603 provided by operating activities for the three months ended October 31, 2000 to $203,410 used in operating activities for the three months ended October 31, 2001, a change of $285,013, due to a reduction in revenue from VivoMetrics, Inc. and an increase in selling, general and administrative expenses.

Cash used in investing activities decreased from $24,369 for the three months ended October 31, 2000 to $1,264 for the three months ended October 31, 2001, a decrease of $23,105. Investing activities consist primarily of costs for purchases of furniture and equipment.

Cash from financing activities increased from $13,374 used in financing activities for the three months ended October 31, 2000 to $75,000 provided by financing activities for the three months ended October 31, 2001, a change of $88,374. The change is a result of a loan from a shareholder during the three-month period ended October 31, 2001.

Total Assets
------------

Total assets decreased from $554,538 at July 31, 2001 to $378,794 at October 31, 2001, a decrease of $175,744, primarily as a result of decrease in cash, receivables and prepaid expenses.

Current Liabilities
-------------------

Current liabilities increased from $156,891 at July 31, 2001 to $181,040 at October 31, 2001, an increase of $24,149, primarily as a result of an increase in loan payable to shareholder.

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

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NON-INVASIVE MONITORING SYSTEMS, INC.




Dated: December 14, 2001                   /s/ Marvin A. Sackner
                                           ---------------------
                                           Marvin A. Sackner,
                                           Chairman of the Board