Form 10KSB/A
period 2001-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2002-01-14
CIK 720762

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                 FORM 10-KSB/A
                               (Amendment No.1)

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

         In, March 1999, Marvin Sackner, Chairman of the Board of Directors, agreed to loan the Company certain funds to continue funding operations, at a rate of 12% per annum in return for an option to purchase 1,000,000 shares of the Common Stock at an exercise price of 14.5 cents per share. As of November 13, 2001, the principal and interest outstanding on this loan was zero.

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

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         A.   Market Information.
              ------------------

         The Company's Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board under the symbol NIMU.OB. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

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

         C.   Dividends.
              ---------

         The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future. Under the symbol NIMU.OB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.
---------------------

Gross Revenues, Costs of Operations and Net Income (loss)
---------------------------------------------------------

         Gross Revenues. Gross revenues increased from $691,733 for the year ended July 31, 2000 to $1,159,626 for the year ended July 31, 2001, an increase of $467,893, primarily due to an increase in revenues arising from the Research and Consulting Agreement with Vivometrics.

         Research and Consulting. Revenue from research and consulting increased from $397,000 for the year ended July 31, 2000 to $896,500 for the year ended July 31, 2001, an increase of $499,500, primarily due to an increase in revenues arising from the Research and Consulting Agreement with Vivometrics.

         Product Sales. Product Sales decreased from $211,292 for the year ended July 31, 2000 to $210,277 for the year ended July 31, 2001, a decrease of $1,015, primarily due to the static nature of the market for the Respitrace products. Management does not anticipate any growth or decline in this market in fiscal 2002.

         Royalties. Royalties decreased from $83,481 for the year ended July 31, 2000 to approximately $52,849 for the year ended July 31, 2001, a decrease of $30,632, primarily due to lower than anticipated sales of Respitrace products by SensorMedics Corporation.

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

         Research and Development. Research and Development costs increased from $350,829 for the year ended July 31, 2000 to $536,496 for the year ended July 31, 2001, an increase of $185,667, primarily due to increased costs associated with software testing and development of the LifeShirt system.

         Cost of Goods Sold. Cost of Goods Sold increased from $38,050 for the year ended July 31, 2000 to $52,015 for the year ended July 31, 2001, an increase of $13,965, primarily due to increased costs arising from standard price increases associated with the ordinary course of business.

         Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased from $337,999 for the year ended July 31, 2000 to $593,557 for the year ended July 31, 2001, an increase of $255,558, primarily due to increased expenses associated with the cost of outside accountants, commissions to new sales persons, legal expenses associated with the business plan for the acceleration therapeutic products and the negotiation of contacts with Vivometrics and Hill-Rom, and expenses arising from contracts with a public relations firm and an investment banker.

         Profit (losses). Net loss decreased from a loss of $35,105 for the year ended July 31, 2000 to a loss of $22,442 for the year ended July 31, 2001, primarily due to increased selling, general and administrative expenses.

Liquidity and Capital Resources. The Company has financed its operations and
-------------------------------
other working capital requirements principally from operating cash flow. Management of the Company estimates that the Company requires a minimum cash flow of $80,000 per month to maintain operations. The Company predominantly finances its operations from the sale of Respitrace products. In addition, the Company is currently raising additional capital from individual investors through a private placement offering of the Company's securities in order to finance its operations. Although the private placement offering of securities by the Company has not closed, the funds raised to date will be sufficient to satisfy the Company's current cash requirements until the end of the first quarter of 2002. Additional capital will be required after the first quarter of 2002 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on increasing revenues from the marketing of acceleration therapeutic products. The Company expects to raise additional capital subsequent to the first quarter of 2002. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, or modify its growth and business plan.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding NIMS' Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on November 13, 2001, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:


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

                       NON-INVASIVE MONITORING SYSTEMS, INC.


Dated: January 14, 2002                             /S/ Marvin A. Sackner
                                                    -------------------------
                                                    By: Marvin A. Sackner,
                                                        Chairman of the Board

-----------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signatures                              Title                                 Date

/S/ Marvin A. Sackner             Chairman of the Board, and Director
MARVIN A. SACKNER                 (Principal Executive, Financial and
                                  Accounting Officer)                          January 14, 2002

/S/ Allan F. Brack                Director                                     January 14, 2002
ALLAN F. BRACK

/S/ Mortin J. Robinson            Director                                     January 14, 2002
MORTON J. ROBINSON

/S/ Stanley C. Sackner            Director                                     January 14, 2002
STANLEY C. SACKNER

/S/ Gerard Kaiser                 Director                                     Janaury 14, 2002
GERARD KAISER

/S/ Taffy Gould                   Director                                     January 14, 2002
TAFFY GOULD

/S/ Andrew M. Smulian             Director                                     January 14, 2002
ANDREW M. SMULIAN

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

         Patents. Costs incurred in applying for patents are capitalized and amortized using the straight-line method over the lives of the patents. As of July 31, 2001, there have been no costs incurred in defending patents and the Company does not anticipate incurring such costs in fiscal 2002.

         Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is the difference between the sum of the estimated future cash flows and the carrying amount of the asset. Management believes that there is no impairment as of July 31, 2001.

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

         The Company plans to continue as a going concern by raising additional funds through a private placement offering of the Company's securities. The Company has been adjusting its business plan to focus less on Respitrace products and more on revenues arising from acceleration therapeutic products, including concentrating on internal research and development and on directly marketing the Company's acceleration therapeutic products. If the Company is unable to raise additional funds or is not successful in adjusting its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely. The Company anticipates that funds raised through its private placement offering, along with funds received from the sale of the Company's Respitrace products, will maintain the Company as a going concern until the Company receives royalties on the LifeShirt system or the Company receives royalties and revenues from the sale of the acceleration therapeutic products.

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