Form 10QSB
period 2002-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2002-03-15
CIK 720762

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended January 31, 2002

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

Yes  [X]    No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 15, 2002 was 26,350,000.

This document contains 15 pages

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index

                        PART I.  FINANCIAL INFORMATION

                              -------------------

Item 1.  Financial Statements (unaudited)
Condensed balance sheets at July 31, 2001 and January 31, 2002

Condensed statements of operations for the Three and Six Months ended January 31, 2001 and 2002

Condensed statements of cash flows for the Six Months ended January 31, 2001 and 2002

Notes to condensed financial statements January 31, 2002

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION
------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

PART I. FINANCIAL INFORMATION
-----------------------------

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                           CONDENSED BALANCE SHEETS
                                    ASSETS

                                                     July 31, 2001   January 31, 2002
                                                         (Note)         (Unaudited)
                                                     -------------   ----------------
ASSETS

CURRENT ASSETS
     Cash                                             $   158,962       $   191,615
     Accounts and royalties receivable                     32,432            42,017
     Inventories                                           30,050            27,778
     Prepaid expenses and other current assets             59,772             8,475
                                                     ------------     -------------

TOTAL CURRENT ASSETS                                      281,216           269,885

Furniture and equipment, net of accumulated
     depreciation of $115,849 and $121,208,
     respectively                                          36,983            32,888
Patents, net of accumulated amortization of
     $148,371 and $158,408, respectively                  236,339           226,302
                                                     ------------     -------------
TOTAL ASSETS                                          $   554,538       $   529,075
                                                     ============     =============

Note: The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                           CONDENSED BALANCE SHEETS
                                  LIABILITIES

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses           $   129,391        $    67,095
     Deferred research and consulting revenue             25,000                  -
     Loan payable to shareholder                           2,500             77,500
                                                    ------------       ------------
TOTAL CURRENT LIABILITIES                                156,891            144,595

SHAREHOLDERS' EQUITY
     Preferred Stock, $1 par value,
     1,000,000 shares authorized
     Series B: 100 shares issued and outstanding             100                100
     Series C: 62,048 shares issued and outstanding       62,048             62,048
Common Stock, $.01 par value, 100,000,000 shares
    authorized, 22,014,726 and 23,814,726 shares
    issued and outstanding at July and January,
    respectively                                         220,148            238,148
Additional paid-in capital                            11,148,277         11,485,277
Accumulated deficit                                  (11,032,926)       (11,401,093)
                                                    ------------       ------------

TOTAL SHAREHOLDERS' EQUITY                               397,647            384,480

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                $    554,538       $    529,075
                                                    ============       ============

Note: The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended
                                                    -------------------------------
                                                             January 31,
                                                        2001               2002
                                                    ------------       ------------
Revenues:
Research and Consulting                             $    225,000       $     57,745
Product sales                                             27,040             30,070
Royalty Income                                            14,225             17,862
                                                    ------------       ------------

Total revenues                                           266,265            105,677

Operating Expenses:
Research & Development                                   109,016            108,543
Cost of goods sold                                         6,914              9,527
Selling, General & Administrative                         97,514            155,881
                                                    ------------       ------------

Total operating expenses                                 213,444            273,951

NET INCOME (LOSS)                                   $     52,821       $   (168,274)
                                                    ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    21,514,726         22,437,552

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                        $      0.002       $     (0.007)
                                                    ------------       ------------

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months Ended
                                                 ------------------------------
                                                           January 31,
                                                     2001               2002
                                                 -----------        -----------
Revenues:
Research and Consulting                          $   225,000        $    57,745
Product sales                                         27,040             30,070
Royalty Income                                        14,225             17,862
                                                 -----------        -----------
Total revenues                                       266,265            105,677

Operating Expenses:
Research & Development                               109,016            108,543
Cost of goods sold                                     6,914              9,527
Selling, General & Administrative                     97,514            155,881
                                                 -----------        -----------

Total operating expenses                             213,444            273,951


NET INCOME (LOSS)                                $    52,821        $  (168,274)
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                21,514,726         22,437,552

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                     $     0.002        $    (0.007)
                                                 -----------        -----------

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Six Months Ended
                                                 ------------------------------
                                                           January 31,
                                                     2001              2002
                                                 -----------        -----------
Revenues:
Research and Consulting                          $   446,500        $    82,745
Product sales                                         53,165             81,565
Royalty Income                                        23,195             29,106
                                                 -----------        -----------

Total revenues                                       522,860            193,416

Operating Expenses:
Research & Development                               231,262            205,912
Cost of goods sold                                    11,679             16,926
Selling, General & Administrative                    190,198            338,745
                                                 -----------        -----------

Total operating expenses                             433,139            561,583


NET INCOME (LOSS)                                $    89,721        $  (368,167)
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                21,514,726         22,226,139

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                     $     0.004        $    (0.017)
                                                 -----------        -----------

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended
                                                                     ----------------------------------
                                                                                 January 31,
                                                                         2001                  2002
                                                                     ------------          ------------
OPERATING ACTIVITIES
Net income (loss)                                                    $     89,721          $   (368,167)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                         60,838                57,296
     Changes in operating assets and liabilities:
     (Increase) Decrease in accounts and Royalties Receivable              31,976                (9,585)
     Decrease in inventories                                                  481                 2,272
     Decrease in prepaid expenses and other assets                             --                 9,397
     (Decrease) in accounts payable and accrued expenses                  (69,392)              (87,296)
                                                                     ------------          ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       113,624              (396,083)
                                                                     ------------          ------------

INVESTING ACTIVITIES
  Purchases of furniture and equipment                                    (27,984)               (1,264)
                                                                     ------------          ------------

NET CASH (USED IN) INVESTING ACTIVITIES                                   (27,984)               (1,264)
                                                                     ------------          ------------

FINANCING ACTIVITIES
  Payments on Shareholder loans                                           (32,683)                    -
  Net proceeds from issuance of common stock                                                    355,000
  Proceeds from Shareholder loans                                               -                75,000
                                                                     ------------          ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (32,683)              430,000
                                                                     ------------          ------------

Net Increase in Cash                                                       52,957                32,653

CASH, BEGINNING OF PERIOD                                                  27,721               158,962
                                                                     ------------          ------------

CASH, END OF PERIOD                                                  $     80,678          $    191,615
                                                                     ============          ============

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2002


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they to not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 2001.

NOTE B--COMMON STOCK

In late December 2001, the Company opened a private placement offering consisting of 40 units, each unit consisting of 250,000 shares of the Company's common stock, par value of $0.01 per share and 5 year options to purchase 125,000 shares of the Company's common stock at $0.40 per share, at a price of $50,000 per unit. As of January 31, 2002, the Company accepted subscriptions for a total of 1,800,000 common shares or 7.2 units, providing the Company with $360,000.

Subsequent to January 31, 2002, the Company closed the private placement offering and raised approximately $1.5 million on the sale of approximately 7.5 million new shares of common stock and options to purchase additional shares of common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
------------

Non-Invasive Monitoring Systems, Inc. (the "Company" or "Nims") is engaged in the research, development, manufacturing and marketing of a non-invasive, therapeutic, periodic acceleration, cardiorespiratory device, which has been designated as the motion platform. In addition, the Company has developed computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients.

Business Strategy
-----------------

During 2001 the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that will manufacture and market its own innovative health care devices on a worldwide basis.

The last quarter's revenue is primarily derived from higher than normal sales of NIMS's Respitrace products for pulmonary evaluations. These products are considered worldwide to be the "gold standard" for monitoring and evaluating breathing and detecting obstructive or central apneas, and they form the basis of the Company's excellent reputation in the medical field. Although the Company will continue to market these devices, no major time or revenues of any kind will be expended on them.

NIMS assigned its patents for its best-known innovation - an ambulatory monitoring shirt developed by NIMS Chairman, Marvin A Sackner, M.D. - to VivoMetrics, Inc., a health care information company based in Ventura, California, for its computerized LifeShirt(TM). In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and will be paid royalties on sales and leasing of LifeShirt(TM) systems.

This quarterly financial report strongly reflects this ongoing transition to a manufacturing and marketing company and the consequences of this transition on the Company's business, financial condition and operating results. The Company anticipates experiencing losses through the next two quarters as it completes this transition and develops a worldwide market for its newest product, the AT101 motion platform. The revised business plan anticipates that, beginning with the AT101 motion platform, NIMS will control production and marketing of its products through its new division, "Acceleration Therapeutics".

Private Placement
-----------------

A private placement was recently completed to finance the Company's new emphasis on the manufacture and marketing of the AT101 motion platform and future products through Acceleration Therapeutics.

This successful private placement, which began in late December, 2001 and closed March 8, 2002, raised approximately $1.5 million on the sale of approximately seven and one half million new common shares in the Company plus options to purchase additional common shares of the Company. NIMS directors, officers and employees participated in the private placement with significant investments. Details on the investments of NIMS' directors and officers will be disclosed in the Company's Form 8K filing.

AT101 motion platform
---------------------

The AT101 motion platform has been under development for four years and the market-ready version of the device is currently being manufactured by QTM Incorporated, an FDA-approved manufacturer in Tampa. The devices are being built in accordance with ISO and FDA Good Manufacturing Practices. One of the new AT101 motion platform's has already been delivered and seven more are scheduled to be delivered by the end of this month.

The AT101 motion platform is another exciting invention by Dr. Sackner, Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine.

The AT101 motion platform is a comfortable gurney styled device that moves in a back-and-forth motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. Two recent clinical studies on animals found the AT101 motion platform dramatically increases blood flow to the heart and brain. In one study, the device simulated blood-flow benefits similar to open-heart massage and preserved brain and cardiac blood flow during an 18-minute period of induced cardiac arrest. A second study reported that the AT101 motion platform increased blood flow to the heart an average of 82 percent and blood flow to the brain an average of 180 percent.

Management expects that the AT101 motion platform will be registered with the FDA in April, 2002, as a Class 1 device, and will be marketed worldwide for its ability to improve circulation.

                      THREE MONTHS ENDED JANUARY 31, 2002
                COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues decreased from $266,265 for the three-month period ended January 31, 2001 to $105,677 for the three-month period ended January 31, 2002, a decrease of $160,588. The decrease is attributed to a decrease in revenues derived from the research and development contract between VivoMetrics, Inc. and the Company.

Cost of Operations increased from $213,444 for the three months ended January 31, 2001 to $273,951 for the three months ended January 31, 2002, an increase of $60,507. The increase is primarily attributed to consulting expenses.

Costs of goods sold increased from $6,914 for the three months ended January 31, 2001 to $9,527 for the three months ended January 31, 2002, due to an increase in product sales.

Selling, general and administrative expenses increased from $97,514 for the three months ended January 31, 2001 to $155,881 for the three months ended January 31, 2002, an increase of $58,367. The increase is primarily due to increases in professional fees, press release expenses and amortization related to consulting fees.

Research and development costs decreased from $109,016 for the three months ended January 31, 2001 to $108,543 for the three months ended January 31, 2002,
a decrease of  $473.   The decrease is considered insignificant.


Net Income
----------

Net income decreased from $52,821 for the three months ended January 31, 2001 to a net loss of $168,274 for the three months ended January 31, 2002. The decrease is mainly attributed to a decrease in research and consulting revenues and an increase in the costs of operations attributed to consulting expenses.


Current Assets
--------------

Total assets decreased from $281,216 at July 31, 2001 to $269,885 at the three month period ended January 31, 2002, primarily as a result of a decrease in prepaid expenses.

Liabilities
-----------

Current liabilities decreased from $156,892 at July 31, 2001, to $144,595 at the three month period ended January 31, 2002, primarily as a result of a reduction in the accounts payable and accrued expenses.

                       SIX MONTHS ENDED JANUARY 31, 2002
                 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2001

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues decreased from $522,860 for the six-month period ended January 31, 2001 to $193,416 for the six-month period ended January 31, 2002, a decrease of $329,444. The decrease is attributed to a decrease in revenues derived from research and development revenues.

Cost of Operations increased from $433,139 for the six months ended January 31, 2001 to $561,583 for the six months ended January 31, 2002, an increase of $128,444. The increase is primarily attributed to consulting expenses.

Costs of goods sold increased from $11,679 for the six months ended January 31, 2001 to $16,926 for the six months ended January 31, 2002, an increase of $5,247, due to an increase in product sales.

Selling, general and administrative expenses increased from $190,198 for the six months ended January 31, 2001 to $338,745 for the six months ended January 31,
2002, an increase of $148,547.   The increase is primarily due to increases in
professional fees, press release expenses and amortization related to consulting fees.

Research and development costs decreased from $231,262 for the six months ended January 31, 2001 to $205,912 for the six months ended January 31, 2002, a decrease of $25,350. The decrease is a result of a decrease in salaries and expenditures related to the therapeutic motion platform device.


Net Income
----------

Net income decreased from an income of $89,721 for the six months ended January 31, 2001 to a loss of $368,167 for the six months ended January 31, 2002. The decrease is mainly attributed to a decrease in research and consulting revenues and an increase in the costs of operations attributed to consulting expenses.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $113,624 for the six months ended January 31, 2001 as compared to cash used in operating activities of $396,083 for the six months ended January 31, 2002.

Cash used in investing activities was $27,984 for the six months ended January 31, 2001 as compared to cash used in investing activities of $1,264 for the six months ended January 31, 2002. Investing activities consist primarily of costs for patents, software production and purchases of furniture and equipment.

Cash used in financing activities was $32,683 for the six months ended January 31, 2001 compared to cash provided by financing activities of $430,000 for the six months ended January 31, 2002. The increase is a result of proceeds of loans from a shareholder and common stock issuances during the six-month period ended January 31, 2002.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
       Not applicable

Item 2.  Changes in Securities
       Not applicable

Item 3.  Defaults Upon Senior Securities
       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
       Not applicable

Item 5.  Other Information
       Not applicable

Item 6.  Exhibits and Reports on Form 8-K
     A. Exhibits:
       None.

     B. Reports on Form 8-K - Not applicable

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES


Dated: March 15, 2002                   /s/ Marvin A. Sackner
                                    -------------------------------
                                            Marvin A. Sackner,
                                            Chairman of the Board