Form 10QSB
period 2002-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2002-06-14
CIK 720762

                                  FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended April, 30, 2002

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

Yes  [X]    No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of June 15, 2002 was 29,364,726.

This document contains 16 pages

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                                     Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)
Condensed balance sheets at July 31, 2001 and April 30, 2002

Condensed statements of operations for the Three and Nine Months ended April 30, 2001 and 2002

Condensed statements of cash flows for the Nine Months ended April 30, 2001 and 2002

Notes to condensed financial statements April 30, 2002

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

Signatures
----------

PART I. FINANCIAL INFORMATION
-----------------------------

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                           CONDENSED BALANCE SHEETS
                                    ASSETS

                                                                     July 31, 2001      April 30, 2002
                                                                         (Note)           (Unaudited)
                                                                     -------------      --------------
ASSETS

CURRENT ASSETS
          Cash                                                       $     158,962      $      810,173
          Accounts and royalties receivable                                 32,432              23,773
          Inventories                                                       30,050             100,578
          Prepaid expenses and other current assets                         59,772              35,566
                                                                     -------------      --------------

TOTAL CURRENT ASSETS                                                       281,216             970,090

Furniture and equipment, net of accumulated
          depreciation of $115,849 and $121,270, respectively               36,983              62,452
Patents, net of accumulated amortization of
          $148,371 and $163,426, respectively                              236,339             222,915
                                                                     -------------      --------------

TOTAL ASSETS                                                         $     554,538      $    1,255,457
                                                                     =============      ==============

Note: The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                           CONDENSED BALANCE SHEETS
                                  LIABILITIES

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
          Accounts payable and accrued expenses                                       $    129,391    $      78,552
          Deferred research and consulting revenue                                          25,000           24,876
          Loan payable to shareholder                                                        2,500            2,500
                                                                                      ------------    -------------


TOTAL CURRENT LIABILITIES                                                                  156,891          105,928


SHAREHOLDERS' EQUITY
          Preferred Stock, $1 par value,
          1,000,000 shares authorized
                        Series B: 100 shares issued and outstanding                            100              100
                        Series C: 62,048 shares issued and outstanding                      62,048           62,048
          Common Stock, $.01 par value, 100,000,000 shares
                      authorized, 22,014,726 and 29,364,726 shares issued
                      and outstanding at July and January, respectively                    220,148          293,648
          Additional paid-in capital                                                    11,148,277       12,573,527
          Accumulated deficit                                                          (11,032,926)     (11,779,794)
                                                                                      ------------    -------------

TOTAL SHAREHOLDERS' EQUITY                                                                 397,647        1,149,529

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                                  $    554,538    $   1,255,457
                                                                                      ============    =============

Note: The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                             Three Months Ended
                                                                                       ------------------------------
                                                                                                  April 30,
                                                                                            2001             2002
                                                                                       -------------     ------------
Revenues:
Research and Consulting                                                                $     225,000     $      3,544
Product sales                                                                                 50,207           64,680
Royalty Income                                                                                20,516           13,907
                                                                                       -------------     ------------

Total revenues                                                                               295,723           82,131

Operating Expenses:
Research & Development                                                                       137,689          132,797
Cost of goods sold                                                                            19,006           16,674
Selling, General & Administrative                                                            120,524          306,941
                                                                                       -------------     ------------

Total operating expenses                                                                     277,219          456,412


NET INCOME (LOSS)                                                                      $      18,504     $   (374,281)
                                                                                       =============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                        21,587,760       23,938,627

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                                                           $       0.001     $     (0.016)
                                                                                       -------------     ------------

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Nine Months Ended
                                                -----------------------------------
                                                              April 30,
                                                    2001                   2002
                                                ------------            -----------
Revenues:
Research and Consulting                         $   671,500             $     81,869
Product sales                                       103,372                  146,245
Royalty Income                                       43,711                   43,013
                                                -----------             ------------

Total revenues                                      818,583                  271,127

Operating Expenses:
Research & Development                              368,951                  327,542
Cost of goods sold                                   30,685                   32,545
Selling, General & Administrative                   310,722                  657,908
                                                -----------             ------------

Total operating expenses                            710,358                1,017,995


NET INCOME (LOSS)                               $   108,225             $   (746,868)
                                                ===========             ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               21,538,536               27,494,501

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                    $     0.005             $     (0.027)
                                                -----------             ------------

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                   ------------------------------
                                                                                              April 30,
                                                                                         2001            2002
                                                                                   ------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                     $ 108,225      $ (746,868)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
          Depreciation and amortization                                                  91,622          72,440
          Common Stock Issued for Services                                                    -          93,750
          Options issued for services                                                     1,400               -
          Changes in operating assets and liabilities:
          Decrease in accounts and Royalties Receivable                                  21,400           8,659
          (Increase) in inventories                                                      (2,759)        (70,528)
          (Increase) in prepaid expenses and other assets                               (13,044)        (25,925)
          Increase (Decrease) in deferred research and consulting expenese               25,000            (124)
          (Decrease) in accounts payable and accrued expenses                           (87,571)        (50,839)
                                                                                  -------------     -----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                                  144,273        (719,435)
                                                                                  -------------     -----------

INVESTING ACTIVITIES
      Purchases of furniture and equipment                                              (37,114)        (34,354)
                                                                                  -------------     -----------

NET CASH (USED IN)
INVESTING ACTIVITIES                                                                    (37,114)        (34,354)
                                                                                  -------------     -----------

FINANCING ACTIVITIES
      Net proceeds from issuance of Common Stock                                              -       1,330,000
      Payments on Shareholder loans                                                     (51,980)              -
      Proceeds from Shareholder loans                                                     2,500          75,000
      Proceeds from Exercise of Stock Options                                            72,500               -
                                                                                  -------------     -----------

NET CASH  PROVIDED BY
FINANCING ACTIVITIES                                                                     23,020       1,405,000
                                                                                  -------------     -----------

Net Increase in Cash                                                                    130,179         651,211

CASH, BEGINNING OF PERIOD                                                                27,721         158,962
                                                                                  -------------     -----------

CASH, END OF PERIOD                                                                   $ 157,900       $ 810,173
                                                                                  =============     ===========

Supplemental disclosure of non-cash investing and financing activities:
In March 2002, the Company issued 375,000 shares of common stock to extinguish a loan payable to a shareholder in the amount of $75,000.

See notes to condensed financial statements.

                     NON-INVASIVE MONITORING SYSTEMS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2002

NOTE A--BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 2001.

NOTE B--COMMON STOCK
--------------------

The Company completed a private placement offering consisting of 40 units, each unit consists of 250,000 shares of the Company's common stock, par value of $0.01 per share and 5 year options to purchase 125,000 shares of the Company's common stock at $0.40 per share, at a price of $50,000 per unit. The Company raised $1,330,000, net of issuance costs, on the sale of 6,725,000 shares of Common Stock and options to purchase 3,362,500 shares of Common Stock.

In March 2002, the Company issued 375,000 shares of Common Stock to extinguish a $75,000 loan payable to a shareholder and issued 250,000 shares of Common Stock to the Chief Executive Officer in lieu of compensation. The shares were valued using the market value on the date of issuance and the Company recorded expense of $93,750 during the quarter ended April 30, 2002. Options to purchase 312,500 shares of the Company's common stock were also issued as part of these transactions. These options are exercisable at $0.40 per share and expire in March 2007. The fair value of the options on the grant date was $78,125 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had compensation cost for stock option grants to the Company's employees been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased for the three and nine month periods ended April 30, 2002 as presented in the table below. Using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

--------------------------------------------------------------------------------
                                for the 3 months              for the 9 months
                              ended April 30, 2002          ended April 30, 2002
--------------------------------------------------------------------------------
Proforma Net Loss                   ($452,406)                   ($824,993)
--------------------------------------------------------------------------------
Proforma Loss Per Share             ($0.019)                     ($0.030)
--------------------------------------------------------------------------------
Risk Free interest rate             6.16%                        6.16%
--------------------------------------------------------------------------------
Expected lives                      5 years                      5 years
--------------------------------------------------------------------------------
Expected volatility                 159.20%                      159.20%
--------------------------------------------------------------------------------

For purposes of these proforma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

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

NIMS assigned its patents for its best-known innovation - an ambulatory monitoring shirt (the computerized LifeShirt(TM) system) developed by NIMS' Chairman, Marvin A Sackner, M.D. - to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and will be paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirt(TM) System. There can be no assurances as to when the LifeShirt(TM) system will be marketed or the amount of revenues that will be derived from the marketing of the LifeShirt(TM) system.

This quarterly financial report strongly reflects this ongoing transition to a manufacturing and marketing company and the consequences of this transition on the Company's business, financial condition and operating results. The Company anticipates experiencing losses at least through the next two quarters as it completes this transition and develops a worldwide market for its newest product, the AT101 motion platform. The revised business plan anticipates that, beginning with the AT101 motion platform, NIMS will control production and marketing of its products through its new division, "Acceleration Therapeutics".


Private Placement
-----------------

A private placement was recently completed to finance the Company's new emphasis on the manufacture and marketing of the AT101 motion platform and future products through NIMS' Acceleration Therapeutics division.

This successful private placement, which began in late December, 2001 and closed March 8, 2002, raised approximately $1.3 million on the sale of approximately seven and one half million new common shares in the Company plus options to purchase additional common shares of the Company. NIMS directors, officers and employees participated in the private placement with significant investments. As part of that offering, the Company issued 375,000 shares of Common Stock to extinguish a $75,000 loan payable to a shareholder and issued 250,000 shares of Common Stock to the Chief Executive Officer in lieu of compensation.


New Members of the Board of Directors
-------------------------------------

On May 29, 2002, at the annual meeting of the shareholders of the Company, Marvin A. Sackner, M.D., Allan F. Brack, Morton J. Robinson, M.D., Gerard Kaiser, M.D., Taffy Gould, and Andrew M. Smulian were reelected to the Board of Directors. In addition, the shareholders elected John G. Clawson and Leila Kight as members of the Board of Directors.

From 1975 to 1993, Mr. Clawson served as Chief Executive Officer of Hill Rom, Inc. Hill-Rom, Inc. is the world's leading manufacturer of patient care systems and the leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. From 1994 to the date hereof, Mr. Clawson serves as the Chairman of the Board of Endocyte, Inc., a Delaware biotechnology company focused on vitamin-based drug targeting and delivery systems. He is managing partner of Clawson Associates, an investment trust, and a member of the Board of Directors of Medassist, MagicTilt and Miss Eaton. He holds an MBA from Harvard Business School.

Leila Kight was founder of Washington Researchers, Ltd. in 1974 and served as its President from 1980 to 1999. Washington Researchers, Ltd. was an innovator in competitive intelligence methodology. Ms. Kight also was founder and first President of the 3,000-member Society of

Competitive Intelligence Professionals. An internationally recognized expert, author and speaker, she has addressed top business leaders and government dignitaries, has written 10 books, and authored many professional articles. Now semi-retired, Ms. Kight is working on independent writing projects and is involved with a variety of community-based organizations. She holds MA and MBA degrees from George Washington University.

AT101 motion platform
---------------------

The AT101 motion platform has been under development for four years and the market-ready version of the device is currently being manufactured by QTM Incorporated, an FDA-approved manufacturer in Tampa. The devices are being built in accordance with ISO and FDA Good Manufacturing Practices.

The Company is currently in negotiations with a number of foreign stocking distributors for exclusive sales rights to the AT101 motion platform in their respective geographical areas, including Japan, Korea and India. Further discussions are being held with leading universities in Europe, Asia and North America for the purpose of performing studies for specific disease states. Management expects these studies to further validate the benefits of the AT101 motion platform passive exercise device. The Company expects these studies to begin in the fall of 2002 and be expanded as new conditions arise in which the AT101 motion platform could offer patient improvement, generally in those areas where exercise would be beneficial.

The AT101 motion platform is another exciting invention by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine.

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

AT101 passive exercise motion platform has been listed with the FDA as a "Class 1" exempt device and can be marketed worldwide as an aid to improving the circulation and joint mobility.

                       THREE MONTHS ENDED APRIL 30, 2002
                 COMPARED TO THREE MONTHS ENDED APRIL 30, 2001

Gross Revenues and Costs of Operations
--------------------------------------

Gross revenues decreased from $295,723 for the three-month period ended April 30, 2001 to $82,131 for the three-month period ended April 30, 2002, a decrease of $213,592 The decrease is attributed to a decrease in revenues derived from the research and development contract between VivoMetrics, Inc. and the Company.

Cost of operations increased from $277,219 for the three months ended April 30, 2001 to $456,412 for the three months ended April 30, 2002, an increase of $179,193. The increase is primarily attributed to increased selling, general and administrative expenses.

Costs of goods sold decreased from $19,006 for the three months ended April 30, 2001 to $16,674 for the three months ended April 30, 2002, a decrease of $2,332. The decrease is considered insignificant.

Selling, general and administrative expenses increased from $120,524 for the three months ended April 30, 2001 to $306,941 for the three months ended April 30, 2002, an increase of $186,417. The increase is primarily due to increases in professional fees, press release expenses, marketing expenses, and Common Stock issued for services.

Research and development costs decreased from $137,689 for the three months ended April 30, 2001 to $132,797 for the three months ended April 30, 2002, a decrease of $4,892. The decrease is considered insignificant.

Net Income
----------

Net income decreased from $18,504 for the three months ended April 30, 2001 to net loss of $374,281 for the three months ended April 30, 2002. The decrease is mainly attributed to a decrease in research and consulting revenues and an increase in selling, general and administrative expenses.

Current Assets
--------------

Total current assets increased from $281,216 at July 31, 2001 to $970,090 at April 30, 2002, an increase of $688,874, primarily as a result of an increase in inventory of the Company's AT 101 motion platform products and an increase in cash received from the proceeds of the private placement.

Liabilities
-----------

Current liabilities decreased from $156,891 at July 31, 2001, to $105,928 at April 30, 2002, a decrease of $50,963, primarily as a result of a reduction in the accounts payable.

                        NINE MONTHS ENDED APRIL 30, 2002
                  COMPARED TO NINE MONTHS ENDED APRIL 30, 2001

Gross Revenues and Costs of Operations
---------------------------------------

Gross revenues decreased from $818,583 for the nine-month period ended April 30, 2001 to $271,127 for the nine-month period ended April 30, 2002, a decrease of $547,456. The decrease is attributed to the continuing decrease in revenues derived from research and development contracts between VivoMetrics, Inc. and the Company.

Cost of operations, increased from $710,358 for the nine months ended April 30, 2001 to $1,017,995 for the nine months ended April 30, 2002, an increase of $307,637. The increase is primarily attributed to the increase of selling, general and administrative expenses.

Costs of goods sold increased from $30,685 for the nine months ended April 30, 2001 to $32,545 for the nine months ended April 30, 2002, an increase of $1,860. The decrease is considered insignificant.

Selling, general and administrative expenses increased from $310,722 for the nine months ended April 30, 2001 to $657,908 for the nine months ended April 30, 2002, an increase of $347,186. The increase is primarily due to increases in professional fees, press release expenses, marketing expenses, amortized expenses relating to consulting fees, and Common Stock issued for services.

Research and development costs decreased from $368,951 for the nine months ended April 30, 2001 to $327,542 for the nine months ended April 30, 2002, a decrease of $41,409. The decrease is a result of a decrease in salaries and research and development costs.

Net Income
----------

Net income decreased from an income of $108,225 for nine months ended April 30, 2001 to a loss of $746,868 for the nine months ended April 30, 2002. The decrease is mainly attributed to a decrease in research and consulting revenues and an increase in selling, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $144,273 for the nine months ended April 30, 2001 as compared to cash used in operating activities of $719,435 for the nine months ended April 30, 2002.

Cash used in investing activities was $37,114 for the nine months ended April 30, 2001 as compared to cash used in investing activities of $34,354 for the nine months ended April 30, 2002. Investing activities consist primarily of purchases of computer software and equipment.

Cash provided by financing activities was $23,020 for the nine months ended April 30, 2001 compared to cash provided by financing activities of $1,405.000 for the nine months ended April 30, 2002. The increase is a result of proceeds received from the private placement during the nine month period ended April 30, 2002.

PART II   OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
       Not applicable

Item 2.  Changes in Securities
       Not applicable

Item 3.  Defaults Upon Senior Securities
       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders


The Company's Annual Meeting of Shareholders was held on May 29, 2002. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

         (a)   Election of Directors

                                      Common Stock Voted
                                      ------------------

                                   For              Withheld
                                   ---              --------

Andrew M. Smulian             23,061,106              76,284
Gerard Kaiser, M.D.           23,061,106              76,284
Leila Kight                   23,061,106              76,284
John G. Clawson               23,061,106              76,284
Marvin A. Sackner , M.D.      22,006,106             131,284
Morton J. Robinson, M.D.      23,061,106              76,284
Allan F. Brack                23,006,106             131,284
Taffy Gould                   23,061,106              76,284

(b) Amend the Articles of Incorporation to set the number of members of the Board of Directors of the Company at eight and to provide for a staggered Board of Directors which would divide the Company's Board of Directors into three classes, class one with two directors, class two with two directors, and class three with four directors, each serving staggered terms of office of six years.

                                      Common Stock Voted
                                      ------------------

                          For                Against        Withheld
                          ---                -------        --------

                          17,113,135         142,611        252,300

     (c) Ratification of the appointment of Gerson Preston Robinson & Company, P.A., as the Company's Certified Public Accountants for the year ending July 31, 2002.
                                    Common Stock Voted
                                    ------------------

                         For                 Against             Withheld
                         ---                 -------             --------

                         22,861, 017         270,233               6,140

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

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES



Dated: June 14, 2002                   /s/ Marvin A. Sackner
                                   --------------------------------------
                                             Marvin A. Sackner, M.D.
                                             Chairman of the Board