Form 10KSB
period 2002-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2002-10-29
CIK 720762

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ______________________

                                   FORM 10-KSB

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2002
              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _________

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

    1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 33141
               (Address of principal executive offices) (Zip Code)

                                 (305) 861-0075
                        (Registrant's telephone number:)

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

Yes  X   No ___
    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

     State issuer's revenues for the most recent fiscal year: $333,498.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 25, 2002, computed by reference to the price at which the stock was sold on that date: $2,151,798.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of October 29, 2002, was 29,823,059.

     Transitional Small Business Disclosure Format:

     Yes ___ No  X
                ---

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                              Report on Form 10-KSB
                     For the Fiscal Year Ended July 31, 2002

                                TABLE OF CONTENTS

                                                                                 PAGE
                                     PART I

Item 1.   Description of Business ..............................................    1
Item 2.   Description of Property ..............................................   10
Item 3.   Legal Proceedings ....................................................   10
Item 4.   Submission of Matters to Vote of Security Holders ....................   10

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters .............   11
Item 6.   Management's Discussion and Analysis .................................   12
Item 7.   Financial Statements .................................................   17
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure .............................................   17

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons .........   18
Item 10.  Executive Compensation ...............................................   20
Item 11.  Security Ownership of Certain Beneficial Owners And Management .......   21
Item 12.  Certain Relationships and Related Transactions .......................   23

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K .....................................   24

Signatures .....................................................................   25

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the "Company" or "NIMS"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the AT101 motion platform; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

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

Business Strategy

During 2001 and 2002, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that will manufacture and market its own innovative health care devices on a worldwide basis.

The annual revenue is primarily derived from sales of NIMS's Respitrace products for pulmonary evaluations. In the opinion of management, these products are considered worldwide to be the "gold standard" for monitoring and evaluating breathing and detecting obstructive or central apneas, and they form the basis of the Company's excellent reputation in the medical field. Although the Company will continue to market these devices, no major time or revenues of any kind will be expended on them.

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

This annual financial report strongly reflects this ongoing transition to a manufacturing and marketing company and the consequences of this transition on the Company's business, financial condition and operating results. The Company anticipates experiencing losses at least through the next two to three fiscal quarters as it completes this transition and develops a worldwide market for its newest product, the AT101 motion platform. The revised business plan anticipates that, beginning with the AT101 motion platform, NIMS will control production and marketing of its products through its new division, "Acceleration Therapeutics".

Private Placement

A private placement was completed in the third quarter of this fiscal year to finance the Company's initial manufacture and international marketing of the AT101 motion platform through NIMS' Acceleration Therapeutics division.

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

         The term the "Company" and "NIMS" refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company's offices are located at 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 33141 and its telephone number is (305) 861-0075.

         B.    Financial Information About Industry Segments.

         Not applicable.

         C.    Narrative Description of Business.

         Introduction

The Company is engaged in the research, development, manufacturing and marketing of a non-invasive, therapeutic, periodic acceleration, cardiorespiratory device, which has been designated as the motion platform. In addition, the Company has developed computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients.

Current Products

Non-Invasive Therapeutic Motion Platform: AT101 motion platform (a passive exercise device)

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

      RespiCardiograph (Thoracocardiograph) - is a system that is designed to monitor and record cardiac signals by placing a Respiband around the lower chest. This technology displays left ventricular cardiac volume curves and serves as a continuous, non-invasive monitor of the mechanical function of the heart. By providing recording of changes in blood pumped from the heart, it measures changes in cardiac output. In addition, analysis of various points of the ventricular volume curve, provide assessment of systolic (contraction) and diastolic (relaxation) properties of the heart. The RespiCardiograph also provides data on regional cardiac motion, which is a key factor in early detection of acute heart attacks. Six scientific peer-reviewed papers have been published on this technology. Its accuracy has been validated against invasive thermodilution cardiac output measurements, automated border edge detection echocardiography, and Doppler measurements of transmitral blood flows. The RespiCardiograph is a low cost, much less labor-intensive substitute for certain aspects of Doppler-Echo technology and a low cost, safe alternative to invasive Swan-Ganz catheter technology for monitoring the status of the pulmonary circulation and heart in critically ill patients. Software to accomplish the analysis has been completed and delivered to VivoMetrics,

Inc. for incorporation into the LifeShirt system. The Company plans to upgrade to RespiEvents 5.4 to market this software once VivoMetrics, Inc. has received FDA approval to market this technology into the LifeShirt system.

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

      LifeShirt - is a Wearable Physiological Computer (patent, PhysiologicSigns Feedback System, issued April 4, 2000) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant ("PDA") with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control from full disclosure, transforms data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to the VivoMetrics, Inc.'s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

      During the fiscal year ended July 31, 2002, the Company's principal product development activities were focused on the AT101 motion platform.

Marketing and Sales

Since April, 2002, Richard Buckley, the Executive Vice President of the Company, has been responsible for the worldwide marketing of the Company's products, overseeing all marketing staff and international marketing representatives. Mr. Buckley was previously engaged, for a period of 14 years, by Medlog GmbH as a regional manager for in Asia, distributing a variety of medical products throughout the world and representing numerous medical companies form the United States and Europe. Mr. Buckley holds a Business Administration degree from Rollins College in Winter Park, Florida.

John Teeder, an experienced international medical-equipment marketing expert, has been named Director of European and Mid-East Operations.

The AT101 has been purchased for a Malaysian hospital and that it has named a Southeast Asian regional manager and Malaysian distributor. The AT101 will be installed and used to treat patients in the Adventist Hospital in Penang, Malaysia. Tay Chong Boon, owner of High Region

Ltd., Penang, Malaysia, has been appointed regional manager for Southeast Asia and sole distributor for Malaysia. NIMS has contracted with an established distributor in India (Moolaa Technologies Private Limited, of The Erkadi Group of Companies) and that the Indian firm has already ordered its first three AT101s. Toyo Medic Co., Ltd., of Tokyo, will be NIMS's exclusive agent in Japan and that Toyo Medic Co., Ltd. has already ordered three new AT101 passive-exercise devices.

Regulatory Compliance

Medical device manufacturers are subject to extensive federal and state regulations relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products, the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community. The Company obtained ISO 9001 and equivalent FDA Quality Assurance certification from TUV Rheinland in May 1999. The Company has received re-certifications in 2000 and 2001 by TUV Rheinland

In August, 2001, the Company received 510(k) approval from the FDA to market the Company's RespiEvents software for Windows 95/98.

Patents and Trademarks

The Company currently holds 4 United States and 1 foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional 2 United States and 4 (international) foreign patents. The Company transferred 14 U.S. patents to VivoMetrics, Inc. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company's technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

                                    Number of Patents           Expiration Date

                            Domestic                Foreign
                            --------                -------
                                                        1              2004
                                1                                      2006
                                1                                      2011
                                1                                      2013
                                1                                      2018
                                1                                      2019
         Total                  5                       1

With respect to its present and proposed product line, the Company has 16 trademarks and trade names which are registered in the United States and in several foreign countries, including the Company's principal trademark.

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

Employees

The Company currently employs eight full-time employees on a full-time basis. Three are engaged in general, marketing and administrative duties, four in research and development, and one in product assembly.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company occupies approximately 9455 square feet at 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village, Florida, which house its executive offices and product development facilities. Such space is leased on a five years contract from a non-affiliated party at an annual rental in 2002 of approximately $59,800. The Company believes that its facilities are adequate for the Company's needs in the near future.

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

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A.      Market Information.

     The Company's Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

     Quarter Ended                       High                       Low

     October 30, 2001                   $0.531                     $0.406
     January 30, 2001                   $0.25                      $0.188
     April 30, 2001                     $0.25                      $0.170
     July 31, 2001                      $0.75                      $0.51
     October 30, 2002                   $0.30                      $0.21
     January 30, 2002                   $0.18                      $0.18
     April 30, 2002                     $0.45                      $0.43
     July 31, 2002                      $0.30                      $0.27

     The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

     B.      Holders

     As of October 29, 2002 there were approximately 1,554 holders of record of the Common Stock.

     C.      Dividends.

     The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto. This report contains certain forward looking information which involves risks and uncertainties. The actual could differ from the results anticipated herein.

Results of Operations.

YEAR ENDED JULY 31, 2002 COMPARED TO YEAR ENDED JULY 31, 2001.

Gross Revenues, Costs of Operations and Net Income (loss)

         Gross Revenues. Gross revenues decreased from $1,159,626 for the year ended July 31, 2001 to $333,498 for the year ended July 31, 2002, a decrease of $826,128, primarily due to decrease in revenue arising from the research and consulting services from the agreement between Vivometrics, Inc. and the Company.

         Research and Consulting. Revenue from research and consulting decreased from $896,500 for the year ended July 31, 2001 to $82,112 for the year ended July 31, 2002, a decrease of $814,388, primarily due to decrease in revenue arising from the research and consulting services from the agreement between Vivometrics, Inc. and the Company.

         Product Sales. Product Sales decreased from $210,277 for the year ended July 31, 2001 to $194,539 for the year ended July 31, 2002, a decrease of approximately $15,738 primarily due to the static nature of the market for the Respitrace products.

         Royalties. Royalties increased from $52,849 for the year ended July 31, 2001 to $56,847 for the year ended July 31, 2002, an increase of $3,998 primarily due to an increase of royalties from SensorMetics Corporation and new royalties from Vivometrics, Inc.

         Cost of Operations. Operating expenses increased from $1,182,068 for the year ended July 31, 2001 to $1,601,140 for the year ended July 31, 2002, an increase of $419,072. This increase was due to a $68,927 increase in research and development costs in fiscal 2002 that included purchase of new computers, costs associated with development of the AT101 motion platform and an increase in selling, general and administrative expenses of $360,595 as a result of legal and related expenses associated with an offering of securities in a private placement, market efforts, and the contract with a public relations firm.

         Research and Development. Research and development costs increased from $536,496 for the year ended July 31, 2001 to $605,423 for the year ended July 31, 2002, an increase of approximately $68,927, primarily due to research and development and consulting for the development of the AT101 motion platform.

         Cost of Goods Sold. Cost of goods sold decreased from $52,015 for the year ended July 31, 2001 to $41,565 for the year ended July 31, 2002, a decrease of $10,450, primarily due to decrease of sales revenue and reduction of production coasts.

         Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased from $593,557 for the year ended July 31, 2001 to $853,880 for the year ended July 31, 2002, an increase of $260,323, primarily due to increased expenses associated with the cost of outside accountants, commissions to new sales persons, legal and related expenses associated with an offering of securities in a private placement, marketing efforts associated with AT101 motion platform and expenses arising from a contract with a public relations firm.

         Profit (losses) Net loss increased from a loss of $22,442 for the year ended July 31, 2001 to a loss of $1,267,642 for the year ended July 31, 2002, an increase of $1,245,200, primarily due to a decrease in gross revenues and an increase in costs of operation.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow. Management of the Company estimates that the Company requires a minimum cash flow of $80,000 per month to maintain operations. The Company predominantly finances its operations from the sale of Respitrace products. In 2002, the Company raised additional capital from individual investors through a private placement offering of the Company's securities in order to finance its operations. The funds raised through the private placement offering of the Company's securities and sales of Respitrace products and the AT101 motion platform to date will be sufficient to satisfy the Company's current cash requirements until the end of the second quarter of fiscal 2003. Additional capital will be required after the second quarter of fiscal 2003 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on increasing revenues from the marketing of acceleration therapeutic products. The Company expects to raise additional capital subsequent to the second quarter of fiscal 2003. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, or modify its growth and business plan.

Current Assets

         Cash. As of July 31, 2002, the Company had $293,715 in cash as compared to $158,962 as of July 31, 2001, an increase of $134,753. The increase in working capital was primarily due to the funds raised through an offering of securities in a private placement.

         Accounts Receivable and Royalties Receivable. As of July 31, 2002, the Company had $33,734 in accounts receivable and royalties receivable as compared to $32,432 as of July 31, 2001, an increase of $1,302, primarily due to an increase of royalties from SensorMetics Corporation and new royalties from Vivometrics, Inc.

         Inventories. As of July 31, 2002, the Company had $163,473 in inventories as compared to $30,050 as of July 31, 2001, an increase of $133,423, primarily due to the increased production of the AT101 motion platform.

         Prepaid expenses and other current assets. As of July 31, 2002, the Company had $43,607 in prepaid expenses and other current assets as compared to $59,772 as of July 31, 2001, a decrease of $16,165, primarily due to amortization of prepaid consulting fees.

         Furniture and equipment. As of July 31, 2002, the Company had $59,511 in furniture and equipment, net of accumulated depreciation of $78,280 as compared to $36,983 in furniture and equipment, net of accumulated depreciation of $115,849 as of July 31, 2001, an increase of $22,528, primarily due to the purchase of computer equipment.

         Patents. As of July 31, 2002, the Company had $161,745 in patents, net of accumulated amortization of $28,152 as compared to $236,339 net of accumulated amortization of $148,371 as of July 31, 2001, a decrease of $74,594, primarily due to a write off of certain patents.

Liabilities

         Current liabilities. Current liabilities decreased from $156,891 for the year ended July 31, 2001 to $127,030 for the year ended July 31, 2002, a decrease of approximately $29,861, primarily due to decrease of accounts payable.

         Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $131,891 for the year ended July 31, 2001 to $102,397 for the year ended July 31, 2002, a decrease of approximately $29,494, primarily due to decrease of accounts payable.

         Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $25,000 for the year ended July 31, 2001 to $24,633 for the year ended July 31, 2002, a decrease of $367.

         Cash provided by operating activities. Cash provided by operating activities decreased from $145,335 for the year ended July 31, 2001 to cash used in operating expenses of ($1,194,191) for the year ended July 31, 2002, a decrease of $1,339,526. The decrease in cash provided by operating activities is primarily attributable to an increase in the inventory of $133,423, an increase in the cost of operation of $419,072, and a decrease of gross revenue of $826,128.

         Cash used in investing activities. Cash used in investing activities increased from $37,114 for the year ended July 31, 2001 to $76,056 for the year ended July 31, 2002, an increase of $38,942. Investing activities consist primarily of the costs for patents and purchase of furniture and equipment.

         Cash provided by financing activities. Cash provided by financing activities increased from $23,020 for the year ended July 31, 2001 to $1,405,000 for the year ended July 31, 2002, an increase of $1,381,980 primarily due to the funds raised in a private placement offering of the Company's securities.

         The reports of independent auditors on financial statements at and for the year ended July 31, 2002, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 2 to the consolidated financial statements describes the conditions which raise this doubt and management's plans. As previously noted, revenues generated from Respitrace products were insufficient to fund operations during fiscal 2002. If revenues generated from Respitrace products, from AT101 motion platform or other sales do not reach levels sufficient to fund working capital requirements during fiscal 2003, the Company will require further financing to continue operations during fiscal 2003 and in any event may require additional capital to fund marketing efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000.

Results of Operations.

Gross Revenues, Costs of Operations and Net Income (loss)

         Gross Revenues. Gross revenues increased from approximately $691,733 for the year ended July 31, 2000 to approximately $1,160,000 for the year ended July 31, 2001, an increase of approximately $468,267.

         Research and Consulting. Revenue from research and consulting increased from approximately $397,000 for the year ended July 31, 2000 to approximately $896,500 for the year ended July 31, 2001, an increase of approximately $499,500.

         Product Sales. Product Sales decreased from approximately $211,000 for the year ended July 31, 2000 to approximately $210,000 for the year ended July 31, 2001, an decrease of approximately $1,000.

         Royalties. Royalties decreased from approximately $83,500 for the year ended July 31, 2000 to approximately $53,000 for the year ended July 31, 2001, an decrease of approximately $30,500.

         Cost of Operations. Operating expenses increased from approximately $727,000 for the year ended July 31, 2000 to approximately $1,182,000 for the year ended July 31, 2001, an increase of approximately $455,000. This increase was due to an approximately $186,000 increase in Research and Development costs in fiscal 2001 that included purchase of new computers, and work associated with development of the motion platform and an increase in selling, general and administrative expenses of approximately $256,000 as a result of legal expenses associated with the business plan for the motion platform, and contracts with a public relations firm and an investment banker.

         Research and Development. Research and Development costs increased from approximately $351,000 for the year ended July 31, 2000 to approximately $537,000 for the year ended July 31, 2001, an increase of approximately $186,000.

         Cost of Goods Sold. Cost of Goods Sold increased from approximately $38,000 for the year ended July 31, 2000 to approximately $52,000 for the year ended July 31, 2001, an increase of approximately $14,000.

         Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased from approximately $338,000 for the year ended July 31, 2000 to approximately $594,000 for the year ended July 31, 2001, an increase of approximately $256,000.

         Profit (losses) Net loss decreased from a loss of approximately $35,000 for the year ended July 31, 2000 to a loss of approximately $22,000 for the year ended July 31, 2001.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets

         Cash. As of July 31, 2001, the Company had approximately $159,000 in cash as compared to $3,000 as of July 31, 2000, an increase of $156,000. The significant increase in working capital for the year ended July 31, 2001 as compared to July 31, 2000 was primarily due to cash received from the VivoMetrics Research and Development agreement.

         Accounts Receivable and Royalties Receivable. As of July 31, 2001, the Company had approximately $159,000 in Accounts Receivable and Royalties Receivable as compared to $35,000 as of July 31, 2000, an increase of $124,000.

         Inventories. As of July 31, 2001, the Company had approximately $32,000 in Inventories as compared to $38,000 as of July 31, 2000, an decrease of $6,000.

         Prepaid expenses and other current assets. As of July 31, 2001, the Company had approximately $30,000 in Prepaid expenses and other current assets as compared to none as of July 31, 2000.

         Furniture and equipment. As of July 31, 2001, the Company had approximately $37,000 in Furniture and equipment, net of accumulated depreciation of $115,849 as compared to $26,000 as of July 31, 2000, an increase of $11,000.

         Patents. As of July 31, 2001, the Company had approximately $236,000 in Patents, net of accumulated amortization of $148,371 as compared to $283,000 as of July 31, 2000, an decrease of $47,000.

Liabilities

     Current liabilities. Current liabilities increased from approximately $94,000 for the year ended July 31, 2000 to approximately $157,000 for the year ended July 31, 2001, an increase of approximately $63,000.

     Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from approximately $65,000 for the year ended July 31, 2000 to approximately $132,000 for the year ended July 31, 2001, an increase of approximately $67,000.

     Deferred research and consulting revenue. Deferred research and consulting revenue increased from none for the year ended July 31, 2000 to approximately $25,000 for the year ended July 31, 2001.

     Cash provided by operating activities. Cash provided by operating activities increased from approximately $78,000 for the year ended July 31, 2000 to approximately $145,000 for the year ended July 31, 2001, an increase of approximately $67,000. The increase in cash provided by operating activities is primarily attributable to an increase in the Company's Depreciation and Amortization of approximately $120,000 during the year ended July 31, 2001 compared to approximately $30,000 during the year ended July 31, 2000.

     Cash used in investing activities. Cash used in investing activities decreased from approximately $76,000 for the year ended July 31, 2000 to approximately $37,000 for the year ended July 31, 2001, an decrease of approximately $39,000. Investing activities consist primarily of costs for patents, software production and purchase/sale of short-term investments and purchase of furniture and equipment.

     Cash provided by financing activities. Cash provided by financing activities increased from approximately $22,500 for the year ended July 31, 2000 to approximately $23,000 for the year ended July 31, 2001, an increase of approximately $500. due to proceeds from exercise of options by a shareholder in 2001.

ITEM 8.  FINANCIAL STATEMENTS.

     The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The current directors and executive officers of the Company are as follows:

              Name                           Age                             Position
     Marvin A. Sackner, M.D.                  70           Chairman of the Board,

     Allan F. Brack                           58           Chief Executive Officer and Director

     Taffy Gould                              60           Director and Vice Chairman of the Board

     Morton J. Robinson, M.D.                 70           Secretary and Director

     Gerard Kaiser, M.D.                      70           Director

     Andrew M. Smulian                        56           Director

     Leila Kight                              55           Director
     John G. Clawson                          74           Director

     MARVIN A. SACKNER, M.D., was elected as Chairman of the Board, Chief Executive Officer and Director with the Company in November 1989. Dr. Sackner resigned as Chief Executive Officer in May 2001 when Allan F. Brack was appointed as the Chief Executive Officer. Dr. Sackner co-founded predecessor to the Company in 1977 and was the Chairman of the Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 to 1986, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. He also currently serves as Medical Director and member of the Board of Directors of VivoMetrics, Inc.

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

     TAFFY GOULD was elected a Director of the Company in December, 2000 and Vice Chairman of the Board of Directors in April, 2002. From 1977 to December, 2000, she was the President of Housing Engineers of Florida, Inc., a Florida real estate management company. In December, 2000, she founded and is a managing member of GlobalTechnologyAgents.com, LLC, a Florida limited liability company which advises technology companies and end-users in the business, academic, and medical spheres, worldwide.

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

     LEILA KIGHT was elected as a director in May, 2002. From January 1, 1975, Ms. Kight was the owner and chief executive officer of Washington Researchers, Ltd, a District of Columbia corporation. Since January, 1999, Ms. Kight has been semi-retired.

     JOHN G. CLAWSON was elected as a director in May, 2002. From 1975 to 1993, Mr. Clawson served as Chief Executive Officer of Hill Rom, Inc. From 1994 to the date hereof, Mr. Clawson serves as the Chairman of the Board of Endocyte, Inc., a Delaware corporation.

            Directors of the Company hold their offices until the next annual meeting of the Company's shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Company has an Executive Committee consisting of Marvin A. Sackner, Allan F. Brack, Morton J. Robinson, M.D and Taffy Gould, with such Committee acting as Audit and Legal Committee as well as Compensation and a Stock Option Review Committee. There are no other committees of the Board of Directors. The Board of Directors met four times in fiscal 2002.

            One of the principal functions of the Executive Committee acting as the Company's Audit Committee is to recommend the annual appointment of the Company's independent auditors, to consult and review with the Company's auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company's operating results and to review the Company's internal control procedures. The Executive Committee, acting as the Compensation and Stock Option Review Committee, reviews and recommends compensation and benefits for the executives and key employees of the Company as well as administer and interpret the Company's Stock Option Plan and are authorized to grant options pursuant to the terms of such plans.

     Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's shareholders and until their successors have been chosen and qualified.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executives officers and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons or that such Form 5's would be filed, the Company believes that, during fiscal 2002, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     A.  Summary Compensation Table

     The following compensation table sets forth, for the fiscal years ending July 31, 2000, 2001, and 2002, the cash and certain other compensation paid by the Company to the Company's Chief Executive Officer ("CEO"). No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

                                                              Annual                     Long-Term
                                                           Compensation                 Compensation
  Name and Principal Position                 Year          Salary ($)              Securities Underlying
                                                                                           Options
  Allan F. Brack                              2000           $   0.00                       ------
  Chief Executive Officer                     2001           $135,000                  400,000 shares*
  (commencing  May, 2001)                     2002           $135,000                  125,000 shares

     *Options awarded pursuant an employment agreement, dated May 11, 2001. The pricing of the Option shall be an exercise price per share equal to $.50 with 100,000 Options vesting as of May 11, 2002, 100,000 Options vesting as of May 11, 2003, 100,000 Options vesting as of May 11, 2004 and the final 100,000 Options vesting as May 11, 2005.

EMPLOYMENT AGREEMENTS

     On April 19, 2002, the Executive Committee approved a six year employment agreement for Marvin A. Sackner which provides for an annual salary of $99,000 with a severance package consisting of the remainder of his base salary and Common Stock, such severance to be paid upon specific change of circumstances including a change of control of the Company, removal of Marvin A. Sackner from the Board of Directors or removal of Marvin A. Sackner as Medical director.

      On May 11, 2001, the Company entered into an employment agreement with Allan F. Brack. This employment agreement is for a term of two years with automatic one year extensions, provides an annual salary of $135,000, 400,000 options to purchase shares of the Company at $0.50 per share, 100,000 options vesting on each anniversary of the employment agreement and a bonus to be determined by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding NIMS'
Common Stock, Series C Convertible Preferred Stock and NIMS' voting securities beneficially owned on October 29, 2002, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS' Common Stock, (ii) each of NIMS' Directors and (iii) all executive officers and Directors as a group:

Name and Address      No. of Shares    Percentage      No. of Shares  Percentage  No. of Shares     Percentage of
Identify of Group     of Common        of Beneficial   of Series C of Class       of Voting         Beneficial
                      Stock            Ownership       Convertible (3)            Securities        Ownership
                      Beneficially     (2)             Preferred                  Beneficially
                       Owned (1)                       Stock                      Owned (1)(4)
                                                       Beneficially
                                                       Owned (1)
Marvin A.
Sackner, M.D.         12,508,204(5)            35.8%       36,855.92       59.4%  12,545,059.92(5)          35.8%
1666 Kennedy
Causeway Avenue,
Suite 400, North
Bay Village
Florida 33141

Allan F. Brack
1666 Kennedy             615,000(6)             1.8%             -0-         -0-       615,000 (6)           1.8%
Causeway Avenue,
Suite 400, North
Bay Village
Florida 33141

Taffy Gould
1666 Kennedy             850,000(7)             2.4%             -0-         -0-        850,000(7)           2.4%
Causeway Avenue,
Suite 400, North
Bay Village
Florida 33141

Morton J.
Robinson, M.D.
1666 Kennedy             681,991(8)             1.9%        1,073.19        1.7%     683,064.19(8)           1.9%
Causeway Avenue,
Suite 400, North
Bay Village
Florida 33141

Gerard Kaiser,
M.D.
1666 Kennedy             211,541(9)                *           75,00           *        211,616(9)              *
Causeway Avenue,
Suite 400, North
Bay Village
Florida 33141

Name and Address      No. of Shares    Percentage      No. of Shares  Percentage  No. of Shares     Percentage of
Identify of Group     of Common        of Beneficial   of Series C    of Class    of Voting         Beneficial
                      Stock            Ownership       Convertible    (3)         Securities        Ownership
                      Beneficially     (2)             Preferred                  Beneficially
                      Owned (1)                        Stock                      Owned (1)(4)
                                                       Beneficially
                                                       Owned (1)

Andrew M. Smulian
1666 Kennedy            415,500(10)             1.2%             -0-         -0-       415,500(10)           1.2%
Causeway Avenue,
Suite 400, North
Bay Village
Florida 33141

Leila Kight
1666 Kennedy          1,515,000(11)             4.3%             -0-         -0-     1,515,000(11)           4.3%
Causeway Avenue,
Suite 400, North
Bay Village
Florida 33141

John G. Clawson
1666 Kennedy            390,000(12)             1.1%             -0-         -0-       390,000(12)           1.1%
Causeway Avenue,
Suite 400, North
Bay Village
Florida 33141

All executive
officers and            17,187,236             49.1%       38,004.11       61.2%    17,225,240.11           49.1%
directors as a
group (8persons)

--------------------------- * Less than 1%
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner's percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(2) Based on 34,984,725 shares of Common Stock, consisting of 29,823,059 shares of Common Stock issued and outstanding as of July 31, 2002 and 5,161,666 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder.
(3) Based on 62,048 Series C Convertible Preferred Stock issued and outstanding, as of July 31, 2002.
(4) Based on 35,046,773 shares consisting of shares of Common Stock, consisting of 29,823,059 shares of Common Stock issued and outstanding as of July 31, 2002, 62,048 Series C Convertible Preferred Stock and 100 shares of Series B Preferred Stock issued and outstanding as of July 31, 2002 and 5,161,666 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder. Holders of Series C Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock on a share-for-share basis as a single class, on all matters except as otherwise required by law

(5) Includes securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse and includes options to purchase 887,000 shares of Common Stock.

(6) Includes options to purchase 350,000 shares of Common Stock. Does not include options to purchase 300,000 shares of Common Stock that have not vested.

(7) Includes options to purchase 350,000 shares of Common Stock. Does not include shares of Common Stock and options to purchase Common Stock held by family members.

(8) Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson's medical practice and includes options to purchase 197,500 shares of Common Stock. Does not include securities held by trust established for the benefit of Dr. Robinson's children, in which securities he disclaims beneficial ownership.

(9) Includes shares of Common Stock held by Dr. Kaiser's spouse and includes options to purchase 115,000 shares of Common Stock.

(10) Includes securities held by Andrew Smulian or Rona Marks Smulian, his spouse and includes options to purchase 155,000 shares of Common Stock.

(11) Includes securities held by Leila Kight and John Ballou and includes options to purchase 515,000 shares of Common Stock.

(12) Includes options to purchase 140,000 shares of Common Stock.

(13) Includes options to purchase 2,709,500 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has approximately a 9% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. Dr. Sackner's son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc. Dr. Sackner currently serves as Medical Director and member of the Board of Directors of VivoMetrics, Inc. The Company is a party to a month by month agreement with VivoMetrics, Inc. for continuing research and development on the LifeShirt system.

      The Company retains title and interest in and to any and all derivative patents related to the products incorporated within the LifeShirt System in exchange for a royalty 5% of the Company's sales of certain products and services. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Under the agreement with Vivometrics, Inc., Vivometrics, Inc. grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If VivoMetrics, Inc. fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty of 5% of the gross revenues the Company earns on these sales. In addition, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to Vivometrics, Inc. in consideration for a royalty of 3% of Vivometrics, Inc.'s gross revenues from sales of certain products. The minimum royalty in the second year is $250,000.

      In March 2002, the Company issued 375,000 shares of Common Stock to extinguish a $75,000 loan payable to Dr. Marvin Sackner shareholder and issued 250,000 shares of Common Stock to the Chief Executive Officer in lieu of compensation. The shares were valued using the market value on the date of issuance and the Company recorded expense of $93,750 during the quarter ended April 30, 2002. Options to purchase 312,500 shares of the Company's common stock were also issued as part of these transactions. These options are exercisable at $0.40 per share and expire in March 2007. The fair value of the options on the grant date was $78,125 calculated using the Black-Scholes Option Pricing Model.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a). Exhibits

Exhibit No.           Description of Exhibits
-----------           -----------------------
       3(a)           Articles of Incorporation, as amended (1)

        (b)           By-Laws, as amended (2)

       4(a)           Form of Certificate evidencing shares of Common Stock (3)

      10(c)           Revised SMC Agreement (4)

      21              Subsidiaries of the Company (2)

      23              Consent of Independent Auditors(5)

    99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

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

                      NON-INVASIVE MONITORING SYSTEMS, INC.


Dated: October 29, 2002                            By: /s/ Marvin A. Sackner
                                                           -------------------
                                                           Marvin A. Sackner,
                                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signatures                      Title                                    Date
/S/ Marvin A. Sackner         Chairman of the Board  and Director          October 29, 2002
MARVIN A. SACKNER

/S/ Allan F. Brack            Chief Executive Officer and Director         October 29, 2002
ALLAN F. BRACK

/S/ Taffy Gould               Vice Chairman of the Board and Director      October 29, 2002
TAFFY GOULD

/S/ Mortin J. Robinson
MORTON J. ROBINSON            Secretary and Director                       October 29, 2002

/S/ Gerard Kaiser
GERARD KAISER                 Director                                     October 29, 2002

/s/ Andrew M. Smulian
ANDREW M. SMULIAN             Director                                     October 29, 2002

/s/ John G. Clawson
JOHN G. CLAWSON               Director                                     October 29, 2002

/s/ Leila Kight
LEILA KIGHT                   Director                                     October 29, 2002

                      Non-Invasive Monitoring Systems, Inc.

                               Form 10-KSB-Item 13
                          Index to Financial Statements


                                    Contents

The following financial statements of Non-Invasive Monitoring Systems, Inc. are included in item 7:

     Balance Sheet - July 31, 2002

     Statements of Operations - Years Ended July 31, 2002 and 2001

     Statements of Shareholders' Equity - Years Ended July 31, 2002 and 2001

     Statements of Cash Flows - Years Ended July 31, 2002 and 2001

     Notes to Financial Statements

 [LETTERHEAD OF GERSON, PRESTON, ROBINSON & COMPANY, P.A. CERTIFIED PUBLIC
                                  ACCOUNTANTS]


Board of Directors
Non-Invasive Monitoring Systems, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Non-Invasive Monitoring Systems, Inc. as of July 31, 2002 and the related statements of operations, shareholders' equity and cash flows for the years ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. at July 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Non-Invasive Monitoring Systems, Inc. will continue as a going concern. As more fully described in Note 2, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Gerson, Preston, Robinson & Co., P.A.
                                         CERTIFIED PUBLIC ACCOUNTANTS

October 23, 2002           CERTIFIED PUBLIC ACCOUNTANTS
Miami Beach, Florida

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                              BALANCE SHEET
                                           At July 31, 2002

                                     ASSETS
                                                             Current assets
                                                                       Cash                    $    293,715
                                          Accounts and royalties receivable                          33,734
                                                                Inventories                         163,473
                                  Prepaid expenses and other current assets                          43,607
-----------------------------------------------------------------------------------------------------------

                                                       Total current assets                         534,529

        Furniture and equipment, net of accumulated depreciation of $78,280                          59,511

                        Patents, net of accumulated amortization of $28,152                         161,745
-----------------------------------------------------------------------------------------------
                                                                                               ------------
                                                               Total assets                    $    755,785
-----------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        Current liabilities
                                      Accounts payable and accrued expenses                    $    102,397
                                   Deferred research and consulting revenue                          24,633
-----------------------------------------------------------------------------------------------------------

                                                  Total current liabilities                         127,030
-----------------------------------------------------------------------------------------------------------

                                                       Shareholders' equity
                 Preferred stock, $1 par value; 1,000,000 shares authorized                          62,148
               Common stock, $.01 par value; 100,000,000 shares authorized;
                   29,489,726 shares issued and outstanding; and additional
                                                            paid-in capital                      12,867,175
                                                        Accumulated deficit                     (12,300,568)
-----------------------------------------------------------------------------------------------------------

                                                 Total shareholders' equity                         628,755
-----------------------------------------------------------------------------------------------------------

                                 Total liabilities and shareholders' equity                    $    755,785
===========================================================================================================

                             See accompanying notes.

        NON-INVASIVE MONITORING SYSTEMS, INC.
                     STATEMENTS OF OPERATIONS
           Years Ended July 31, 2002 and 2001

                                                                                           2 0 0 2                   2 0 0 1
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Revenue
                                                                       Product sales         $   194,539               $   210,277
                                                             Research and consulting              82,112                   896,500
                                                                           Royalties              56,847                    52,849
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Total revenue             333,498                 1,159,626
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Operating expenses
                                                                  Cost of goods sold              41,565                    52,015
                                                 Selling, general and administrative             853,880                   593,557
                                                            Research and development             605,423                   536,496
                                                                Write-off of patents             100,272                         -
-----------------------------------------------------------------------------------------------------------------------------------
                                                            Total operating expenses           1,601,140                 1,182,068
-------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Net loss         $(1,267,642)              $   (22,442)
===================================================================================================================================

Weighted average number of common shares outstanding                                          25,354,931                21,658,562
===================================================================================================================================

Basic and diluted loss per common share                                                      $    (0.050)              $    (0.001)
===================================================================================================================================


                             See accompanying notes.

                      NON-INVASIVE MONITORING
                                SYSTEMS, INC.
                                STATEMENTS OF
                         SHAREHOLDERS' EQUITY
           Years Ended July 31, 2002 and 2001

                                                                          Common Stock
                                                                              and
                                                 Preferred                 Additional                    Accumulated
                                                   Stock                Paid-in Capital
                                                  Series B   Series C        Shares          Amount         Deficit        Total
                      Balance at July 31, 2000        $100    $62,048        21,514,726    $11,212,025   $(11,010,484)  $   263,689

   Exercise of stock options to a shareholder/
                  employee at $0.145 per share           -          -           500,000         72,500              -        72,500

                   Options issued for services           -          -                 -         83,900              -        83,900

                                      Net loss           -          -                 -              -        (22,442)      (22,442)
-----------------------------------------------------------------------------------------------------------------------------------
                      Balance at July 31, 2001         100     62,048        22,014,726     11,368,425    (11,032,926)      397,647

                   Common stock issed for cash           -          -         6,850,000      1,330,000              -     1,330,000

      Common stock issued to extinguish a loan
                      payable to a shareholder           -          -           375,000         75,000              -        75,000

              Common stock issued for services           -          -           250,000         93,750              -        93,750

                                      Net loss           -          -                 -              -     (1,267,642)   (1,267,642)
-----------------------------------------------------------------------------------------------------------------------------------
                      Balance at July 31, 2002        $100    $62,048        29,489,726    $12,867,175   $(12,300,568)  $   628,755

See accompanying notes.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                        STATEMENTS OF CASH FLOWS
                                              Years Ended July 31, 2002 and 2001

                                                                                2 0 0 2           2 0 0 1
------------------------------------------------------------------------------------------------------------
Operating activities
 Net loss                                                                    $(1,267,642)       $  (22,442)
 Adjustments to reconcile net loss to net cash from
  operating activities:
   Depreciation and amortization                                                  72,689           120,106
   Common stock issued for services and debt extinguishment                       93,750                 -
   Write-off of patents                                                          100,272                 -
   Options issued for services                                                         -            83,900
 Changes in operating assets and liabilities:
  Accounts and royalties receivable                                               (1,302)            4,205
  Inventories                                                                   (133,423)          (11,599)
  Prepaid expenses and other assets                                              (28,674)          (57,472)
  Accounts payable and accrued expenses                                          (29,494)            3,637
  Deferred research and consulting revenues                                         (367)           25,000
------------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by operating activities                        (1,194,191)          145,335
------------------------------------------------------------------------------------------------------------

Investing activities
 Purchase of furniture and equipment                                             (38,823)          (37,114)
 Patent costs incurred                                                           (37,233)                -
------------------------------------------------------------------------------------------------------------

   Net cash (used in) investing activities                                       (76,056)          (37,114)
------------------------------------------------------------------------------------------------------------

Financing activities
 Net proceeds from issuance of common stock                                    1,330,000                 -
 Proceeds from (repayment of) loan from shareholder                               75,000           (49,480)
 Proceeds from exercise of stock options                                               -            72,500
------------------------------------------------------------------------------------------------------------

   Net cash provided by financing activities                                   1,405,000            23,020
------------------------------------------------------------------------------------------------------------

Net increase in cash                                                             134,753           131,241
Cash, beginning of year                                                          158,962            27,721
------------------------------------------------------------------------------------------------------------

Cash, end of year                                                            $   293,715        $  158,962
============================================================================================================

Supplemental disclosure of non-cash investing and financing activities:

In March 2002, the Company issued 375,000 shares of common stock to extinguish a loan payable to a shareholder in the amount of $75,000.

See accompanying notes.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization. The Company manufactures computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body's surface and also has begun to produce a therapeutic motion platform device. The Company also performs research and development of therapeutic medical and monitoring devices. The resultant technology is licensed to others.

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

     Furniture and Equipment. Furniture and equipment are stated at cost and depreciated using the straight-line method, over the 5-year estimated useful lives of the assets.

     Patents. Costs incurred in applying for patents are capitalized and amortized using the straight-line method over the lives of the patents. As of July 31, 2002, there have been no costs incurred in defending patents and the Company does not anticipate incurring such costs in fiscal 2003.

     Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the sum of the estimated future cash flows and the carrying amount of the asset. Management reviewed its non-current assets and determined that a reduction of $100,272 should be recorded due to the write-off of these non-current assets.

     Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration.

     Revenue Recognition. The Company recognizes product sales revenue when products are shipped and royalties as they are earned. Research and consulting revenue is recognized over the term of the agreement.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

     Reclassifications. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

2.   GOING CONCERN - UNCERTAINTY

     VivoMetrics, Inc. ("VivoMetrics") has not begun to mass-produce the LifeShirt System (see Note 3), has not yet commenced significant marketing efforts for the product and has not generated significant revenues.

     The therapeutic motion platform device has been under development for four years and the market-ready version of the device is currently being manufactured by an FDA-listed manufacturer.

     The Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The Company plans to continue as a going concern by raising additional funds through the sale of the Company's securities and revenues from the sales of their products. The Company has been adjusting its business plan to focus less on Respitrace products and more on revenues arising from acceleration therapeutic products, including concentrating on internal research and development and on directly marketing the Company's acceleration therapeutic products. The Company anticipates that funds raised through the sale of its securities, along with revenues derived from the sales of their products will be sufficient to meet the Company's working capital requirements. However, at this time there can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. If the Company is unable to raise additional funds or is not successful in adjusting its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultations, modify its growth and operating plans, and even be forced to terminate operations completely.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

2.   GOING CONCERN - UNCERTAINTY (Con't)

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

3.   INVESTMENT IN AND TRANSACTIONS WITH AFFILIATES

     In August 2000, the Company entered into license and research and consulting agreements with VivoMetrics. Under the agreements, the Company assigned certain patents and software, as well as a non-exclusive, worldwide license under these items, to VivoMetrics in consideration of a royalty of 3%. The minimum royalty in the second year of sales is $250,000. No significant sales have occurred as of July 31, 2002. In addition, VivoMetrics granted the Company the non-exclusive, worldwide right and license to use of those patents and software for ten years. If VivoMetrics fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty to VivoMetrics of 5%. The Company also received founders shares of VivoMetrics' common stock which has been diluted to less than a 10% ownership; therefore, no financial information for this affiliate is disclosed.

     VivoMetrics paid the Company $900,000, in payments of $75,000 per month for twelve months beginning August 11, 2000, in consideration for services performed by the Company under the term of the one year research and consulting agreement. The Company earned $25,000 and $875,000 under this agreement during the years ended July 31, 2002 and 2001, respectively.

     The Company entered into a separate month-by-month agreement, dated November 1, 2001, with VivoMetrics, whereby the Company will continue to provide research and development support on the LifeShirt System.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

4.   LEASES

     As of July 31, 2002, the Company is obligated under a noncancellable lease agreement for its office building. Net future minimum rental payments required under the operating lease for this office building as of July 31, 2002 are as follows:

                    Year Ending July 31,        Amount
         ------------------------------------------------

                            2003              $142,000
                            2004               147,000
                            2005               153,000
                            2006               160,000
                            2007               166,000
         ------------------------------------------------

                                              $768,000
         ================================================

     Rent expense was approximately $60,000 and $38,000 for the years ending July 31, 2002 and 2001, respectively.

5.   INCOME TAXES

     At July 31, 2002, the Company has available net operating loss carry forwards of approximately $11,108,000, which expire in various years through 2022.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company's deferred income tax asset would result from the net operating losses and amounted to approximately $4,300,000.

     A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $4,300,000 valuation allowance at July 31, 2002 was necessary. The increase in the valuation allowance for the year ended July 31, 2002 is $500,000.

6.   PREFERRED STOCK

     The Series B Preferred Stock has a liquidation preference of $100 per share, provides for a noncumulative dividend of $10 per share, if declared, and has 100 shares issued and outstanding.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS


     The Series C Preferred Stock has a liquidation preference of $1 per share, provides for a noncumulative dividend of $.40 per share, if declared, and has 62,048 shares issued and outstanding.

     No preferred stock dividends have been declared.

     Holders of the Company's Preferred Stock are entitled to one vote for each share held.

7.   COMMON STOCK

     Year Ending July 31, 2001.

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

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS


7.   COMMON STOCK (Con't)

     Year Ending July 31, 2002.

     The Company completed a private placement offering consisting of 40 units at a price of $50,000 per unit. Each unit consists of 250,000 shares of the Company's common stock, par value of $0.01 per share and 5-year options to purchase 125,000 shares of the Company's common stock at $0.40 per share. The Company raised $1,330,000, net of issuance costs, on the sale of 6,850,000 shares of common stock and options to purchase 3,425,000 shares of common stock.

     The Company issued 375,000 shares of common stock to extinguish a $75,000 loan payable to a shareholder and 250,000 shares of common stock to the Chief Executive Officer in lieu of compensation. The shares were valued using the market value on the date of issuance and the Company recorded expense of $93,750 during the year ended July 31, 2002.

8.   STOCK BASED COMPENSATION

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

     In March 2002, options to purchase 312,500 shares of the Company's common stock were issued. These options are exercisable at $0.40 per share, vest immediately and expire in March 2007. The fair value of the options on the grant date was $78,125 calculated using the Black-Scholes Option Pricing Model.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS


8.   STOCK BASED COMPENSATION (Cont'd)

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

               Pro forma net loss                   $   (1,357,864)
               Pro forma loss per share             $       (0.054)
               Risk free interest rate                        6.16%
               Expected lives                           5-10 years
               Expected volatility                     159% to 163%


     For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized over the options' vesting period (0 to 4 years).

     The following table summarizes the transactions of the Company's stock options for the two-year period ended July 31, 2002:

                                                                Weighted Average
                                             Number of Shares    Exercise Price
     ---------------------------------------------------------------------------

     Options outstanding, July 31, 2000                    -      $         -
     Options granted                               2,055,000            0.406
     Options exercised                              (500,000)           0.145
     Options forfeited                                     -                -
     ---------------------------------------------------------------------------

     Options outstanding, July 31, 2001            1,555,000            0.490
     Options granted                               3,737,500            0.400
     Options exercised                                     -                -
     Options forfeited                               (60,000)           0.250
     ---------------------------------------------------------------------------
     Options outstanding, July 31, 2002            5,232,500      $     0.429
     ===========================================================================

     Options to purchase 755,000 and 4,397,500 shares were exercisable at July 31, 2001 and 2002, respectively.

                                           NON-INVASIVE MONITORING SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS


9.   RELATED PARTY TRANSACTIONS

     As of July 31, 2002, a shareholder had loaned $2,500 to the Company included in accounts payable and accrued expenses. The loan is due on demand, and is unsecured with interest at 12%. During the year ended July 31, 2002, the shareholder loaned the Company an additional $75,000, which was repaid through the issuance of 375,000 shares of common stock.

10.  CONCENTRATION OF CREDIT RISK

     Cash balances were in excess of FDIC insurance limits by approximately $241,000 at July 31, 2002.

11.  SUBSEQUENT EVENT

     In September 2002, several executives of the Company's exclusive Japanese agent purchased 333,333 shares of the Company's common stock at $0.30 per share. The investors also received five year options to purchase 250,000 shares of common stock at $0.50 per share.

                                 Exhibit Index

Exhibit No.            Exhibit Description
-----------            -------------------

    23        Consent of Independent Auditors

    99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.