Form 10QSB
period 2002-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2002-12-11
CIK 720762

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended October 31, 2002

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

                     1666 Kennedy Causeway Avenue, Suite 400
                         North Bay Village Florida 33141
               (Address of principal executive offices) (Zip Code)

                                 (305) 861-0075
                        (Registrant's telephone number:)
                             -----------------------


Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of December 10, 2002 was 30,276,388.

This document contains 15 pages

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
Condensed balance sheets at July 31, 2002 and October 31, 2002

Condensed statements of operations for the Three Months ended October 31, 2001 and 2002

Condensed statements of cash flows for the Three Months ended October 31, 2001 and 2002

Notes to condensed financial statements October 31, 2002

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS
                               At October 31, 2002

===============================================================================================================

                                     ASSETS

                                                                                   October-02        July-02
                                                                                   (unaudited)      (audited)
Current assets
  Cash                                                                            $     46,838    $    293,715
  Accounts and royalties receivable                                                     80,911          33,734
  Inventories                                                                           98,510         163,473
  Prepaid expenses and other current assets                                             27,607          43,607
---------------------------------------------------------------------------------------------------------------

    Total current assets                                                               253,866         534,529

Furniture and equipment, net of accumulated depreciation of $82,268 and $78,280         60,402          59,511

Patents, net of accumulated amortization of $30,857 and $28,152                        167,229         161,745
---------------------------------------------------------------------------------------------------------------

    Total assets                                                                  $    481,497    $    755,785
===============================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                           $    148,807    $    102,397
  Deferred research and consulting revenue                                              24,633          24,633
---------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                         173,440         127,030
---------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred stock, $1 par value; 1,000,000 shares authorized                            62,148          62,148
  Common stock, $.01 par value; 100,000,000 shares authorized;
    30,239,723 and 29,489,726 shares issued and outstanding at October and
    July respectively; and additional paid-in capital                               13,092,175      12,867,175
  Accumulated deficit                                                              (12,846,266)    (12,300,568)
---------------------------------------------------------------------------------------------------------------

    Total shareholders' equity                                                         308,057         628,755
---------------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                                    $    481,497    $    755,785
===============================================================================================================

Note: The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date.

      See Notes to condensed financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     Period Ended October 31, 2002 and 2001
                                  (unaudited)

                                                                  2002                2001
----------------------------------------------------------------------------------------------
Revenue
  Product sales                                              $     79,890         $     51,495
  Research and consulting                                               -               25,000
  Royalties                                                        13,034               11,244
----------------------------------------------------------------------------------------------

     Total revenue                                                 92,924               87,739
----------------------------------------------------------------------------------------------

Operating expenses
  Cost of goods sold                                               49,006                7,399
  Selling, general and administrative                             275,673              182,864
  Research and development                                        313,943               97,369
  Write-off of patents                                                  -                    -
----------------------------------------------------------------------------------------------

     Total operating expenses                                     638,622              287,632
----------------------------------------------------------------------------------------------

Net loss                                                     $   (545,698)        $   (199,893)
==============================================================================================




Weighted average number of common shares outstanding           30,239,723           22,014,726
==============================================================================================

Basic and diluted loss per common share                      $     (0.018)        $     (0.009)
==============================================================================================

Note: The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date.

      See Notes to condensed financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     Period Ended October 31, 2002 and 2001
                                  (unaudited)

                                                                                        2002                     2001
--------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net loss                                                                           $     (545,698)          $   (199,893)
  Adjustments to reconcile net loss to net cash from
    operating activities:
      Depreciation and amortization                                                           6,693                 29,798

  Changes in operating assets and liabilities:
    Decrease(Increase) in Accounts and royalties receivable                                 (47,177)                24,737
    Decrease in Inventories                                                                  64,963                 (7,003)
    Decrease in Prepaid expenses and other assets                                            16,000                   (198)
    Increase(Decrease) in Accounts payable and accrued expenses                              46,411                (25,851)
    Deferred research and consulting revenues                                                     -                (25,000)
--------------------------------------------------------------------------------------------------------------------------

      Net cash (used in) provided by operating activities                                  (458,808)              (203,410)
--------------------------------------------------------------------------------------------------------------------------

Investing activities
  Purchase of furniture, software and equipment                                               4,879                  1,264
  Patent costs incurred                                                                       8,190                      -
--------------------------------------------------------------------------------------------------------------------------

      Net cash used in investing activities                                                  13,069                  1,264
--------------------------------------------------------------------------------------------------------------------------

Financing activities
  Net proceeds from issuance of common stock                                                225,000                      -
  Proceeds from (repayment of) loan from shareholder                                              -                 75,000
--------------------------------------------------------------------------------------------------------------------------

      Net cash provided by financing activities                                             225,000                 75,000
--------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                       (246,877)              (129,674)

Cash, beginning of year                                                                     293,715                158,962
--------------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                                    $       46,838           $     29,288
==========================================================================================================================

Note: The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date.

      See Notes to condensed financial statements.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2002

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 2002.

NOTE B--COMMON STOCK

The Company completed a private placement offering consisting of 4.5 units, each unit consisting of 166,666 shares of the Company's common stock, par value of $0.01 per share and 5 year options to purchase 125,000 shares of the Company's common stock at $0.50 per share, at a price of $50,000 per unit. The Company raised $225,000, net of issuance costs, on the sale of the units.

NOTE C-GOING CONCERN - UNCERTAINTY

VivoMetrics, Inc. ("VivoMetrics") has not begun to mass-produce the LifeShirt System (see Note 3), has not yet commenced significant marketing efforts for the product and has not generated any revenues.

The therapeutic motion platform device has been under development for four years and the market-ready version of the device is currently being manufactured by an FDA-approved manufacturer.

Royalties have not begun for the LifeShirt System. Commercial sales of the therapeutic motion platform have only recently commenced.

The Company needs to seek new sources or methods of financing or revenue to continue as a going concern. The Company is exploring alternate means of raising capital. The Company has been adjusting its business plan to focus less on Respitrace products and more on revenues arising from acceleration therapeutic products, including concentrating on internal research and development and on directly marketing the Company's acceleration therapeutic products. The Company anticipates that funds raised through its private placement offering, along with funds received from the sale of the Company's Respitrace and therapeutic motion platform products, will maintain the Company as a going concern until the Company receives royalties on the LifeShirt system or the Company receives revenues from the sale of the acceleration therapeutic products. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. If the Company is unable to raise additional funds or is not successful in adjusting its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultations, modify its growth and operating plans, and even be forced to terminate operations completely.

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

The quarterly revenue is primarily derived from sales of NIMS's Respitrace products for pulmonary evaluations and initial sales of the AT101 motion platform. In the opinion of management, NIMS's Respitrace products are considered worldwide to be the "gold standard" for monitoring and evaluating breathing and detecting obstructive or central apneas, and they form the basis of the Company's excellent reputation in the medical field. Although the Company will continue to market the NIMS's Respitrace products, no major time or revenues of any kind will be expended on them.

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

This quarterly financial report strongly reflects this ongoing transition to a manufacturing and marketing company and the consequences of this transition on the Company's business, financial condition and operating results. The Company anticipates experiencing losses at least through the next two fiscal quarters as it completes this transition and develops a worldwide market for its newest product, the AT101 motion platform. The revised business plan anticipates that, beginning with the AT101 motion platform, NIMS will control production and marketing of its products through its new division, "Acceleration Therapeutics".

Private Placement

A private placement was recently completed to finance the Company's new emphasis on the marketing of the AT101 motion platform and future products through Acceleration Therapeutics.

The Company completed a private placement offering consisting of 4.5 units, each unit consisting of 166,666 shares of the Company's common stock, par value of $0.01 per share and 5 year options to purchase 125,000 shares of the Company's common stock at $0.50 per share, at a price of $50,000 per unit. The Company raised $225,000, net of issuance costs, on the sale of the units.

AT101 motion platform

The AT101 motion platform has been under development for four years and the market-ready version of the device is currently being manufactured by QTM Incorporated, an FDA-approved manufacturer in Tampa. The devices are being built in accordance with ISO and FDA Good Manufacturing Practices. The Company has made initial sales of the AT101 motion platform in foreign markets.

The Company is currently in negotiations with a number of foreign stocking distributors for exclusive sales rights to the AT101 motion platform in their respective geographical areas, including Japan, Korea and India. Further discussions are being held with leading universities in Europe, Asia and North America for the purpose of performing studies for specific disease states. Management expects these studies to further validate the benefits of the AT101 motion platform passive exercise device. The Company expects these studies to be completed ion 2003 and be expanded as new conditions arise in which the AT101 motion platform could offer patient improvement, generally in those areas where exercise would be beneficial.

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

                       THREE MONTHS ENDED OCTOBER 31, 2002
                 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2001

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $87,739 for the three-month period ended October 31, 2001 to $92,924 for the three-month period ended October 31, 2002, an increase of $5,185, primarily as a result of an increase in product sales of $28,395 offset against a decrease in research and consulting revenues of $25,000.

Costs of goods sold. Costs of goods sold increased from $7,399 for the three months ended October 31, 2001 to $49,006 for the three months ended October 31, 2002, an increase of $41,607, primarily due to an increase cost of production of the AT101.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $182,864 for the three months ended October 31, 2001 to $275,673 for the three months ended October 31, 2002, an increase of $92,809. The increase is primarily due to increases in marketing expenses related to the sale of the AT101.

Research and development costs. Research and development costs increased from $97,369 for the three months ended October 31, 2001 to $313,943 for the three months ended October 31, 2002, an increase of $216,574, primarily due to the increase costs of research and development of the AT101.

Total operating expenses. Total operating expenses increased from $287,632 for the three months ended October 31, 2001 to $638,622 for the three months ended October 31, 2002, an increase of $350,990. The increase is primarily attributed to increased selling, general and administrative expenses and research and development costs.

Net Loss. Net loss increased from a net loss of ($199,893) for the three months ended October 31, 2001 to net loss of ($545,698) for the three months ended October 31, 2002. The increase is mainly attributed to an increase in research and consulting revenues and increase in selling, general and administrative expenses and research and development costs.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow.

Current Assets

Cash. Cash decreased from $293,715 at July 31, 2002 to $46,838 at October 31, 2002, a decrease of $246,877, primarily as a result of the use of cash for development and marketing of the AT101 and for working capital.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable increased from $33,734 at July 31, 2002 to $80,911 at October 31, 2002, an increase of $47,177, primarily as a result of sales of the AT101.

Inventories. Inventories decreased from $163,473 at July 31, 2002 to $98,510 at October 31, 2002, a decrease of $64,963, primarily as a result of the sales of the AT101.

Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased from $43,607 at July 31, 2002 to $27,607 at October 31, 2002, a decrease of $16,000.

Furniture and equipment. Furniture and equipment increased from $59,511 at July 31, 2002 to $60,402 at October 31, 2002, an increase of $891.

Patents. Patents increased from $161,745 at July 31, 2002 to $167,229 at October 31, 2002, an increase of $5,484.

Total current assets. Total current assets decreased from $755,785 at July 31, 2002 to $481,497 at October 31, 2002, a decrease of $274,288, primarily as a result of a decrease of cash of $246,877, such cash used as working capital.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $102,397 at July 31, 2002 to $148,807 at October 31, 2002, an increase of $46,410, primarily as a result of increased costs in producing the AT101.

Deferred research and consulting revenue. Deferred research and consulting revenue, in the amount of $24,633 remained the same at July 31, 2002 as at October 31, 2002.

Current Liabilities. Current liabilities increased from $127,030 at July 31, 2002, to $173,440 at October 31, 2002, an increase of $46,410, primarily as a result of an increase in the accounts payable.

     The reports of independent auditors on financial statements at and for the quarter ended September 30, 2002, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note C to the consolidated financial statements describes the conditions which raise this doubt and management's plans. If revenues generated from Respitrace products, from the AT101 motion platform or other sales do not reach levels sufficient to fund working capital requirements during fiscal 2003, the Company will require further financing to continue operations during fiscal 2003 and in any event may require additional capital to fund marketing efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
      A. Exhibits:

         99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

      B. Reports on Form 8-K - Not applicable

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES


 Dated: December 10, 2002             /s/ Allan F. Brack
                                 -------------------------------
                                      Allan F. Brack,
                                      Chief Executive Officer

                                 Exhibit Index

Exhibit Number                Description

    99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.