Form 10QSB
period 2003-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2003-03-12
CIK 720762

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended January 31, 2003

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

Yes [X]  No [_]

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 12, 2003 was 30,466,387.

This document contains 17 pages

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
Condensed balance sheets at July 31, 2002 and January 31, 2003

Condensed statements of operations for the Six Months ended January 31, 2002 and 2003

Condensed statements of cash flows for the Six Months ended January 31, 2002 and 2003

Notes to condensed financial statements January 31, 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                       January 31,         July 31,
                                                                                          2003               2002
                                                                                      (unaudited)
                                                                                     -------------      --------------
                                            ASSETS

Current assets
  Cash                                                                               $      60,205      $      293,715
  Accounts and royalties receivable                                                        108,247              33,734
  Inventories                                                                              119,767             163,473
  Prepaid expenses, deposits and other current assets                                       47,680              43,607
--------------------------------------------------------------------------------     -------------      --------------

    Total current assets                                                                   335,899             534,529

Furniture and equipment, net of accumulated depreciation of $86,609 and $78,280             60,085              59,511

Patents, net of accumulated amortization of $33,562 and $28,152                            164,524             161,745
--------------------------------------------------------------------------------     -------------      --------------

    Total assets                                                                     $     560,508      $      755,785
================================================================================     =============      ==============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                  $ 184,029      $       99,897
  Line of Credit - Northern Trust                                                          402,475                   -
  Notes Payable - Shareholder                                                                2,500               2,500
  Deferred research and consulting revenue                                                  24,633              24,633
--------------------------------------------------------------------------------     -------------      --------------

    Total current liabilities                                                              613,637             127,030
--------------------------------------------------------------------------------     -------------      --------------

Shareholders' equity
  Preferred stock, $1 par value; 1,000,000 shares authorized                                62,148              62,148
  Common stock, $.01 par value; 100,000,000 shares authorized;
    30,466,387 and 29,489,726 shares issued and outstanding at
    January 31, 2003 and July 31, 2002 respectively; and
    additional paid-in capital                                                          13,160,175          12,867,175
  Accumulated deficit                                                                  (13,275,452)        (12,300,568)
--------------------------------------------------------------------------------     -------------      --------------

    Total shareholders' equity                                                             (53,129)            628,755
--------------------------------------------------------------------------------     -------------      --------------

    Total liabilities and shareholders' equity                                       $     560,508      $      755,785
================================================================================     =============      ==============

                      NON-INVASIVE MONITORING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                     Periods Ended January 31, 2003 and 2002

                                   (Unaudited)

                                                                      Three Months Ended                Six Months Ended
                                                                    2003             2002            2003              2002
------------------------------------------------------------   ------------    -------------    --------------    --------------
Revenue
  Product sales                                                $    133,519    $      30,070    $      213,409    $       81,565
  Research and consulting                                                 -           57,745                 -            82,745
  Royalties                                                          12,000           17,862            25,034            29,106
------------------------------------------------------------   ------------    -------------    --------------    --------------

    Total revenue                                                   145,519          105,677           238,443           193,416
------------------------------------------------------------   ------------    -------------    --------------    --------------

Operating expenses
  Cost of goods sold                                                 65,123            9,527           114,129            16,926
  Selling, general and administrative                               354,601          155,881           630,274           338,745
  Research and development                                          154,981          108,543           468,924           205,912
  Write-off of patents                                                    -                -                 -                 -
------------------------------------------------------------   ------------    -------------    --------------    --------------

    Total operating expenses                                        574,705          273,951         1,213,327           561,583
------------------------------------------------------------   ------------    -------------    --------------    --------------

Net loss                                                       $   (429,186)   $    (168,274)   $     (974,884)   $     (368,167)
============================================================   ============    =============    ==============    ==============



Weighted average number of common shares outstanding             30,315,329       22,437,552        30,138,663        22,226,139
============================================================   ============    =============    ==============    ==============

Basic and diluted loss per common share                        $     (0.014)   $      (0.007)   $       (0.032)   $       (0.017)
============================================================   ============    =============    ==============    ==============

                               NON-INVASIVE MONITORING SYSTEMS, INC.

                                 CONDENSED STATEMENTS OF CASH FLOWS

                              Periods Ended January 31, 2003 and 2002

                                            (Unaudited)

                                                                           Three Months Ended                Six Months Ended
                                                                         2003              2002            2003             2002
-------------------------------------------------------------------  --------------  --------------   --------------  --------------
Operating activities
  Net loss                                                              $ (429,186)     $ (168,274)      $ (974,884)     $ (368,167)
  Adjustments to reconcile net loss to net cash from
    operating activities:
      Depreciation and amortization                                          7,047          27,498           13,740          57,296

  Changes in operating assets and liabilities:
    Decrease(Increase) in Accounts and royalties receivable                (27,336)        (34,322)         (74,513)         (9,585)
    Decrease(Increase) in Inventories                                      (21,257)          9,275           43,706           2,272
    Decrease(Increase) in Prepaid expenses and other assets                (20,073)          9,595           (4,072)          9,397
    Increase(Decrease) in Accounts payable and accrued expenses             37,720         (61,445)          84,130         (87,296)
    Deferred research and consulting revenues                                    -          25,000                -               -
-------------------------------------------------------------------  --------------  --------------   --------------  --------------

       Net cash (used in) provided by operating activities                (453,085)       (192,673)        (911,893)       (396,083)
-------------------------------------------------------------------  --------------  --------------   --------------  --------------

Investing activities
  Purchase of furniture, software and equipment                             (4,023)         (2,528)          (8,902)         (1,264)
  Patent costs incurred                                                          -               -           (8,190)              -
-------------------------------------------------------------------  --------------  --------------   --------------  --------------

       Net cash used in investing activities                                (4,023)         (2,528)         (17,092)         (1,264)
-------------------------------------------------------------------  --------------  --------------   --------------  --------------

Financing activities
  Net proceeds from issuance of common stock                                68,000         355,000          293,000         355,000
  Proceeds from (repayment of) loan from shareholder                             -               -                -          75,000
  Proceeds from Line of Credit                                             402,475               -          402,475               -
  Proceeds from exercise of stock options                                        -               -                -               -
-------------------------------------------------------------------  --------------  --------------   --------------  --------------

                                                                           470,475         355,000          695,475         430,000
-------------------------------------------------------------------  --------------  --------------   --------------  --------------

Net increase in cash                                                        13,367         159,799         (233,510)         32,653

Cash, beginning of period                                                   46,838          29,288          293,715         158,962
-------------------------------------------------------------------  --------------  --------------   --------------  --------------

Cash, end of period                                                     $   60,205      $  189,087       $   60,205      $  191,615
===================================================================  ==============  ==============   ==============  ==============

                      NON-INVASIVE MONITORING SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2003

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and/or Annual Report for the fiscal year ended July 31, 2002.

NOTE B--COMMON STOCK

From August 30, 2002 through January 6, 2003, the Company completed a private placement offering consisting of 5.86 units (1.31 units sold in the second fiscal quarter), each unit consisting of 166,666 shares of the Company's common stock, par value of $0.01 per share and 5 year options to purchase 125,000 shares of the Company's common stock at $0.50 per share, at a price of $50,000 per unit. The Company raised $293,000, net of issuance costs, on the sale of the units.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

Non-Invasive Monitoring Systems, Inc. (the "Company" or "NIMS") is engaged in the marketing and distribution of a non-invasive, therapeutic, periodic acceleration, cardiorespiratory device, which has been designated as the motion platform. In addition, the Company has developed computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body's surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients.

Business Strategy

During 2001 and 2002, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that will market and distribute its own innovative health care devices on a worldwide basis.

The quarterly revenue is primarily derived initial sales of the AT101 motion platform and from sales of NIMS's Respitrace products for pulmonary evaluations. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company's time and recourses on developing and marketing the AT101 motion platform. Management has determined that no major time or revenues of any kind will be expended on marketing the NIMS's Respitrace products.

NIMS assigned its patents for its best-known innovation - an ambulatory monitoring shirt (the computerized LifeShirt(TM) system) developed by NIMS' Chairman, Marvin A Sackner, M.D. - to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and will be paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirt(TM) System. Initial marketing has commenced on the LifeShirt(TM) System. There can be no assurances as to the amount of revenues that will be derived from the marketing of the LifeShirt(TM) system.

This quarterly financial report strongly reflects this transition to a marketing and distribution company and the consequences of this transition on the Company's business, financial condition and operating results. The Company anticipates experiencing losses at least through the next two to three fiscal quarters as it completes this transition and develops a worldwide market for the AT101 motion platform. NIMS will control production and marketing of the AT101 motion platform through its marketing division, "Acceleration Therapeutics".

AT101 motion platform

The AT101 motion platform has been under development for four years and the market-ready version of the device is currently being manufactured by QTM Incorporated, an FDA registered manufacturer in Tampa. The devices are being built in accordance with ISO and FDA Good Manufacturing Practices.

The Company currently has a number of foreign stocking distributors which have exclusive sales rights to the AT101 motion platform in their respective geographical areas, including Japan, Italy, Denmark, U.A.E. and India. Negotiations are underway with foreign stocking distributors in several other countries to establish distributors in such countries.

Clinical studies on various medical conditions are currently underway in the United Sates, Europe and Asia. Management expects these studies to further validate the benefits of the AT101 motion platform passive exercise device. The Company expects these studies to be completed in middle to late 2003 and be expanded as new conditions arise in which the AT101 motion platform could offer patient improvement, generally in those areas where exercise would be beneficial.

The AT101 motion platform is another invention by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine.

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

                        SIX MONTHS ENDED JANUARY 31, 2003
                  COMPARED TO SIX MONTHS ENDED JANUARY 31, 2002

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $193,416 for the six month period ended January 31, 2002 to $238,443 for the six month period ended January 31, 2003, an increase of $45,027, primarily as a result of an increase in product sales of $131,844 offset against a decrease in research and consulting revenues of $82,745 and a negligible decrease in royalties received.

Costs of goods sold. Costs of goods sold increased from $16,926 for the six months ended January 31, 2002 to $114,129 for the six months ended January 31, 2003, an increase of $97,203, primarily due to an increase cost of production of the AT101.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $338,745 for the six months ended January 31, 2002 to $630,274 for the six months ended January 31, 2003, an increase of $291,529. The increase is primarily due to increases in marketing expenses related to the sale of the AT101.

Research and development costs. Research and development costs increased from $205,912 for the six months ended January 31, 2002 to $468,924 for the six months ended January 31, 2003, an increase of $263,012, primarily due to the increase costs of research and development of the AT101.

Total operating expenses. Total operating expenses increased from $561,583 for the six months ended January 31, 2002 to $1,213,327 for the six months ended January 31, 2003, an increase of $651,744. The increase is primarily attributed to increased selling, general and administrative expenses and research and development costs.

Net Loss. Net loss increased from a net loss of ($368,187) for the six months ended January 31, 2002 to net loss of ($974,884) for the three months ended January 31, 2003. The increase is mainly attributed to a decrease in research and consulting revenues and an increase in selling, general and administrative expenses and research and development costs.

                       THREE MONTHS ENDED JANUARY 31, 2003
                 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002

Gross revenues. Gross revenues increased from $105,677 for the three month period ended January 31, 2002 to $145,519 for the three month period ended January 31, 2003, an increase of $39,842, primarily as a result of an increase in product sales of $103,449 offset against a decrease in research and consulting revenues of $57,545 and a decrease in royalties received of $5,862.

Costs of goods sold. Costs of goods sold increased from $9,527 for the three months ended January 31, 2002 to $65,123 for the three months ended January 31, 2003, an increase of $55,596, primarily due to an increase cost of production of the AT101.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $155,881 for the three months ended January 31, 2002 to $354,601 for the three months ended January 31, 2003, an increase of $198,720. The increase is primarily due to increases in marketing expenses related to the sale of the AT101.

Research and development costs. Research and development costs increased from $108,543 for the three months ended January 31, 2002 to $154,981 for the three months ended January 31, 2003, an increase of $46,438, primarily due to the increase costs of research and development of the AT101.

Total operating expenses. Total operating expenses increased from $273,951 for the three months ended January 31, 2002 to $574,705 for the three months ended January 31, 2003, an increase of $300,754. The increase is primarily attributed to increased selling, general and administrative expenses and research and development costs.

Net Loss. Net loss increased from a net loss of ($168,274) for the three months ended January 31, 2002 to net loss of ($429,186) for the three months ended January 31, 2003. The increase is mainly attributed to a decrease in research and consulting revenues and an increase in selling, general and administrative expenses and research and development costs.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow, the sale of securities of the Company which realized $293,000, and use of a line of credit in the amount of $402,475.

Current Assets

Cash. Cash decreased from $293,715 at July 31, 2002 to $60,205 at January 31, 2003, a decrease of $233,510, primarily as a result of the use of cash for development and marketing of the AT101 and for working capital.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable increased from $33,374 at July 31, 2002 to $108,247 at January 31, 2003, an increase of $74,513, primarily as a result of sales of the AT101.

Inventories. Inventories decreased from $163,473 at July 31, 2002 to $119,767 at January 31, 2003, a decrease of $43,706, primarily as a result of the sales of the AT101.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased from $43,607 at July 31, 2002 to $47,680 at January 31, 2003, an increase of $4,073.

Furniture and equipment. Furniture and equipment increased from $59,511 at July 31, 2002 to $60,085 at January 31, 2003, an increase of $574.

Patents. Patents increased from $161,745 at July 31, 2002 to $164,524 at January 31, 2003, an increase of $2,779.

Total assets. Total assets decreased from $755,785 at July 31, 2002 to $560,508 at January 31, 2003, a decrease of $195,277, primarily as a result of a decrease of cash of $233,510, such cash used as working capital.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $99,897 at July 31, 2002 to $184,029 at January 31, 2003, an increase of $84,132, primarily as a result of increased costs associated with the AT101 production and development.

Deferred research and consulting revenue. Deferred research and consulting revenue, in the amount of $24,633 remained the same at July 31, 2002 as at January 31, 2003.

Current Liabilities. Current liabilities increased from $127,030 at July 31, 2002, to $613,637 at January 31, 2003, an increase of $486,607, primarily as a result of the use of a line of credit in the amount of $402,475.

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

None.

Item 5.  Other Information
        Not applicable

Item 6.  Exhibits and Reports on Form 8-K
        A. Exhibits:

           99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

        B. Reports on Form 8-K

           (a) On January 21, 2003, NIMS filed a Form 8-K disclosing that NIMS engaged Jewett, Schwartz & Associates to act as the Company's independent certified public accountants. Jewett, Schwartz & Associates replaced Gerson, Preston, Robinson & Co., P.A.

           (b) On February 24, 2003, NIMS filed a Form 8-K/A (amendment to the From 8-K filed on January 21, 2003) attaching the agreement letter required by Item 304(a)(3) of Regulation S-B. as drafted by Gerson, Preston, Robinson & Co., P.A.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES



 Dated: March 12, 2003                   /s/ Allan F. Brack
                                ------------------------------------
                                             Allan F. Brack,
                                             Chief Executive Officer

                                  Exhibit Index

Exhibit Number             Description


          99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.