Form 10QSB
period 2003-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2003-06-13
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13176

NON-INVASIVE MONITORING

SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1666 Kennedy Causeway Avenue, Suite 400

North Bay Village Florida 33141

(Address of principal executive offices) (Zip Code)

(305) 861-0075

(Registrant’s telephone number)

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of June 13, 2003 was 30,466,387.

This document contains 14 pages

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	April 30, 2003	July 31, 2002
ASSETS	(unaudited)
Current assets
Cash	$3,690	$293,715
Accounts and royalties receivable	130,840	33,734
Inventories	171,471	163,473
Prepaid expenses, deposits and other current assets	35,830	43,607

Total current assets	341,831	534,529
Furniture and equipment, net of accumulated depreciation of $91,288 and $78,280	58,893	59,511
Patents, net of accumulated amortization of $36,268 and $28,152	161,819	161,745

Total assets	$562,543	$755,785

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$201,595	$99,897
Line of Credit—Northern Trust	687,475	0
Notes Payable—Shareholder	2,500	2,500
Deferred research and consulting revenue	20,596	24,633

Total current liabilities	912,166	127,030

Shareholders’ equity
Preferred stock, $1 par value; 1,000,000 shares authorized	62,148	62,148
Common stock, $.01 par value; 100,000,000 shares authorized; 30,466,387 and 29,489,726 shares issued and outstanding at April 30, 2003 and July 31, 2002 respectively; and additional paid-in capital	13,160,175	12,867,175
Accumulated deficit	(13,571,946)	(12,300,568)

Total shareholders’ (deficit) equity	(349,623)	628,755

Total liabilities and shareholders’ (deficit) equity	$562,543	$755,785

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Periods Ended April 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Revenue
Product sales	$110,994	$64,680	$324,403	$146,245
Research and consulting	4,038	3,544	4,038	81,869
Royalties	24,672	13,907	49,706	43,013

Total revenue	139,704	82,131	378,147	271,127

Operating expenses
Cost of goods sold	65,336	16,674	179,465	32,545
Selling, general and administrative	278,264	306,941	908,538	657,908
Research and development	92,598	132,797	561,522	327,542

Total operating expenses	436,198	456,412	1,649,525	1,017,995

Net loss	$(296,494)	$(374,281)	$(1,271,378)	$(746,868)

Weighted average number of common shares outstanding	30,466,387	23,938,627	30,172,087	27,494,501

Basic and diluted loss per common share	$(0.010)	$(0.016)	$(0.042)	$(0.027)

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Periods Ended April 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Operating activities
Net loss	$(296,494)	$(378,701)	$(1,271,378)	$(746,868)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,383	15,144	21,123	72,440
Common Stock Issued for Services		93,750		93,750
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts and royalties receivable	(22,593)	18,244	(97,106)	8,659
Decrease (Increase) in Inventories	(51,704)	(72,800)	(7,998)	(70,528)
Decrease (Increase) in Prepaid expenses and other assets	11,849	(35,322)	7,777	(25,925)
Increase (Decrease) in Accounts payable and accrued expenses	17,569	36,457	101,699	(50,839)
Deferred research and consulting revenues	(4,037)	(124)	(4,037)	(124)

Net cash (used in) provided by operating activities	(338,027)	(323,352)	(1,249,920)	(719,435)

Investing activities
Purchase of furniture, software and equipment	3,488	33,090	12,390	34,354
Patent costs incurred	0	—	8,190	—

Net cash used in investing activities	3,488	33,090	20,580	34,354

Financing activities
Net proceeds from issuance of common stock	—	975,000	293,000	1,330,000
Proceeds from (repayment of) loan from shareholder	—	—	—	75,000
Proceeds from Line of Credit	285,000	—	687,475	—

	285,000	975,000	980,475	1,405,000

Net Increase(Decrease) in cash	(56,515)	618,558	(290,025)	651,211
Cash, beginning of period	60,205	191,615	293,715	158,962

Cash, end of period	$3,690	$810,173	3,690	$810,173

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2003

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended July 31, 2002.

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”), that involve risks and uncertainties. The Company’s actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company’s other filings with the Securities and Exchange Commission.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) is engaged in the research, development, marketing and distribution of a non-invasive, therapeutic, periodic acceleration, cardiorespiratory device, which has been designated as the motion platform. In addition, the Company has developed computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients.

Business Strategy

During 2001 and 2002, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that will market and distribute its own innovative health care devices on a worldwide basis.

The quarterly revenue is primarily derived initial sales of the AT101 motion platform and from sales of NIMS’s Respitrace products for pulmonary evaluations. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the AT101 motion platform. Management has determined that no major time or revenues of any kind will be expended on marketing the NIMS’s Respitrace products.

NIMS assigned its patents for its best-known innovation—an ambulatory monitoring shirt (the computerized LifeShirt(TM) system) developed by NIMS’ Chairman, Marvin A Sackner, M.D.—to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and will be paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirt(TM) System. Initial marketing has commenced on the LifeShirt(TM) System. There can be no assurances as to the amount of revenues that will be derived from the marketing of the LifeShirt(TM) system.

This quarterly financial report strongly reflects this transition to a marketing and distribution company and the consequences of this transition on the Company’s business, financial condition and operating results. The Company anticipates experiencing losses at least through the next two to three fiscal quarters as it completes this transition and develops a worldwide market for the AT101 motion platform. NIMS will control production and marketing of the AT101 motion platform through its marketing division, “Acceleration Therapeutics”.

AT101 motion platform:

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

Clinical studies on various medical conditions are currently underway in the United States, Europe and Asia. Management expects these studies to further validate the benefits of the AT101 motion platform passive exercise device. The Company expects these studies to be completed in middle to late 2003 and be expanded as new conditions arise in which the AT101 motion platform could offer patient improvement, generally in those areas where exercise would be beneficial.

Recent data received from the Company’s clinical investigators appears to be very positive. For example, clinical studies in Japan have shown, in preliminary findings, that the use of the AT101 motion platform does stimulate the production of Nitric Oxide in humans through the application of periodic G forces. This important finding continues to support management’s belief that this device will have a major impact in many disease states where the production of Nitric Oxide is of benefit. Management anticipates that these results will be published in a medical peer reviewed journal later in the year. In addition, the Company is getting reproducible results from different parts of the world and one of the clinical investigators has submitted for a presentation at the American Heart Association meeting in Orlando in October 2003. Management expects additional results to be made available by the end of the 4th quarter.

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

AT101 passive exercise motion platform has been listed with the FDA as a “Class 1” exempt device and can be marketed worldwide as an aid to improving the circulation and joint mobility.

NINE MONTHS ENDED APRIL 30, 2003

COMPARED TO NINE MONTHS ENDED APRIL 30, 2002

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $271,127 for the nine month period ended April 30, 2002 to $378,147 for the nine month period ended April 30, 2003, an increase of $107,020, primarily as a result of an increase in product sales of $178,158 offset against a decrease in research and consulting revenues of $77,831 and a negligible increase in royalties received.

Costs of goods sold. Costs of goods sold increased from $32,545 for the nine months ended April 30, 2002 to $179,465 for the nine months ended April 30, 2003, an increase of $146,920, primarily due to an increase in the cost of production of the AT101 motion platform.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $657,908 for the nine months ended April 30, 2002 to $908,538 for the nine months ended April 30, 2003, an increase of $250,630. The increase is primarily due to increases in marketing expenses related to the sale of the AT101 motion platform.

Research and development costs. Research and development costs increased from $327,542 for the nine months ended April 30, 2002 to $561,522 for the nine months ended April 30, 2003, an increase of $233,980. This increase is primarily due to the increased costs of research and development of the AT101 motion platform.

Total operating expenses. Total operating expenses increased from $1,017,995 for the nine months ended April 30, 2002 to $1,649,525 for the nine months ended April 30, 2003, an increase of $631,530. The increase is primarily attributed to increased selling, general and administrative expenses and research and development costs.

Net Loss. Net loss increased from a net loss of ($746,868) for the nine months ended April 30, 2002 to net loss of ($1,271,378) for the nine months ended April 30, 2003, an increase in the net loss of ($524,510). The increase is mainly attributed to the increase in selling, general and administrative expenses of $250,630, the increase in research and development costs of $233,980 and the increase in costs of good sold of $146,920 offset marginally by the increase in product sales of $77,831.

THREE MONTHS ENDED APRIL 30, 2003

COMPARED TO THREE MONTHS ENDED APRIL 30, 2002

Gross revenues. Gross revenues increased from $82,131 for the three month period ended April 30, 2002 to $139,704 for the three month period ended April 30, 2003, an increase of $57,573, primarily as a result of an increase in product sales of $46,314 and royalties received of $10,765.

Costs of goods sold. Costs of goods sold increased from $16,674 for the three months ended April 30, 2002 to $65,336 for the three months ended April 30, 2003, an increase of $48,662, primarily due to an increase cost of production of the AT101 motion platform.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $306,491 for the three months ended April 30, 2002 to $278,264 for the three months ended April 30, 2003, a decrease of $28,677. The decrease is primarily due to decreases in marketing expenses related to the sale of the AT101 motion platform.

Research and development costs. Research and development costs decreased from $132,797 for the three months ended April 30, 2002 to $92,598 for the three months ended April 30, 2003, a decrease of $40,199, primarily due to the decrease in costs of research and development of the AT101 motion platform.

Total operating expenses. Total operating expenses decreased from $456,412 for the three months ended April 30, 2002 to $436,198 for the three months ended April 30, 2003, a decrease of $20,214. The decrease is primarily attributed to a decrease in research and development costs.

Net Loss. Net loss decreased from a net loss of ($374,281) for the three months ended April 30, 2002 to net loss of ($296,494) for the three months ended April 30, 2003, a decrease of ($77,787). The decrease is mainly attributed to the increase in product sales of $46,314 and marginal decreases in selling, general and administrative expenses of $28,677 and in research and development costs of $28,677 offset against an increase of the costs of goods sold of $48,622.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow and use of a line of credit in the amount of $687,000.

CURRENT ASSETS

Cash. Cash decreased from $293,715 at July 31, 2002 to $3,690 at April 30, 2003, a decrease of $290,025, primarily as a result of the use of cash for development and marketing of the AT101 motion platform and for working capital.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable increased from $33,374 at July 31, 2002 to $130,840 at April 30, 2003, an increase of $97,106, primarily as a result of sales of the AT101 motion platform.

Inventories. Inventories increased from $163,473 at July 31, 2002 to $171,471 at April 30, 2003, an increase of $7,998, primarily as a result of the production and sales of the AT101 motion platform.

Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased from $43,607 at July 31, 2002 to $35,830 at April 30, 2003, a decrease of $7,777.

Furniture and equipment. Furniture and equipment decreased from $59,511 at July 31, 2002 to $58,893 at April 30, 2003, a decrease of $618.

Patents. Patents increased from $161,745 at July 31, 2002 to $161,819 at April 30, 2003, an increase of $74.

Total current assets. Total current assets decreased from $534,529 at July 31, 2002 to $341,831 at April 30, 2003, a decrease of $192,698, primarily as a result of a decrease of cash of $290,025, such cash used for development and marketing of the AT101 motion platform and as working capital.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $99,897 at July 31, 2002 to $201,595 at April 30, 2003, an increase of $101,698, primarily as a result of increased costs associated with the AT101 motion platform production and development.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $24,633 at July 31, 2002 to $20,596 at April 30, 2003, a decrease of $4,037.

Current Liabilities. Current liabilities increased from $127,030 at July 31, 2002, to $912,166 at April 30, 2003, an increase of $785,136, primarily as a result of the use of a line of credit in the amount of $687,475.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

B. Reports on Form 8-K

     None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

Dated: June 13, 2003	/s/ ALLAN F. BRACK
Allan F. Brack, Chief Executive Officer

Exhibit Index

Exhibit Number	Exhibit Description
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934