Form 10KSB
period 2003-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2003-10-30
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE         ACT OF 1934

          For the fiscal year ended July 31, 2003

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES         EXCHANGE ACT OF 1934

          For the transition period from

Commission file number 0-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 33141

(Address of principal executive offices) (Zip Code)

(305) 861-0075

(Registrant’s telephone number:)

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐.

State issuer’s revenues for the most recent fiscal year: $463,132.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 30, 2003, computed by reference to the price at which the stock was sold on that date: $2,418,851.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 30, 2003, was 30,516,416.

Transitional Small Business Disclosure Format:

Yes  ☐     No  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

Report on Form 10-KSB

For the Fiscal Year Ended July 31, 2003

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the AT101 motion platform; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A. General Development of Business.

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) is engaged in the research, development, manufacturing and marketing of a non-invasive, therapeutic, periodic acceleration, cardiorespiratory device, which has been designated as the motion platform. In addition, the Company has developed computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients.

Business Strategy

During 2001 and 2002, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that will manufacture and market its own innovative health care devices on a worldwide basis. In 2003, the Company implemented its business strategy of marketing its own innovative health care devices on a worldwide basis.

The annual revenue is primarily derived initial sales of the AT101 motion platform and from limited sales of NIMS’s Respitrace products for pulmonary evaluations. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the AT101 motion platform. Management has determined that no major time or revenues of any kind will be expended on marketing the NIMS’s Respitrace products.

NIMS assigned its patents for its best-known innovation—an ambulatory monitoring shirt (the computerized LifeShirt™ system) developed by NIMS’ Chairman, Marvin A Sackner, M.D.—to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and will be paid a royalty of 3% on sales and leasing of LifeShirt™ systems. The minimum royalty in the second year of sales is $250,000. No significant sales have occurred as of July 31, 2003. In addition, VivoMetrics, Inc. granted the Company the non-exclusive, worldwide right and license to use of those patents and software for ten years. If VivoMetrics, Inc. fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty to VivoMetrics, Inc. of 5%. There can be no assurances as to when the LifeShirt™ system will be marketed or the amount of revenues that will be derived from the marketing of the LifeShirt™ system.

This annual financial report strongly reflects the initial consequences of a transition to a manufacturing and marketing company and the results of this transition on the Company’s business, financial condition and operating results. The Company anticipates experiencing losses at least through the next two to three fiscal quarters as it completes this transition and develops a worldwide market for its newest product, the AT101 motion platform. NIMS controls production and marketing of its products through its new division, “Acceleration Therapeutics”.

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

Clinical studies on various medical conditions are currently underway in the United Sates, Europe and Asia. Management expects these studies to further validate the benefits of the AT101 motion platform passive exercise device. The Company expects these studies to be completed in late 2003 and be expanded as new conditions arise in which the AT101 motion platform could offer patient improvement, generally in those areas where exercise would be beneficial.

Recent data received from our clinical investigators appears to be very positive. For example, clinical studies in Japan have shown, in preliminary findings, that the use of the AT101 motion platform does stimulate the production of Nitric Oxide in humans through the application of periodic G forces. This important finding continues to support our belief that this device will have a major impact in many disease states where the production of Nitric Oxide is of benefit. We anticipate that these results will be published in medical peer reviewed journal later in the year. In addition, we are getting reproducible results from different parts of the world.

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

The term the “Company” and “NIMS” refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company’s offices are located at 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341 and its telephone number is (305) 861-0075.

LifeShirt:

The LifeShirt is a Wearable Physiological Computer (patent, PhysiologicSigns Feedback System, issued April 4, 2000) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant (“PDA”) with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control from full disclosure, transforms data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to the VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

During the fiscal year ended July 31, 2003, the Company’s principal product development activities were focused on the AT101 motion platform.

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

In August, 2001, the Company received 510(k) approval from the FDA to market the Company’s RespiEvents software for Windows 95/98.

Patents and Trademarks

The Company currently holds 4 United States and 1 foreign patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional 2 United States and 4 (international) foreign patents. The Company transferred 14 U.S. patents to VivoMetrics, Inc. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company’s technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

	Number of Patents
	Domestic	Foreign	Expiration Date
		1	2004
	1		2006
	1		2011
	1		2013
	1		2018
	1		2019
Total	5	1

With respect to its present and proposed product line, the Company has 16 trademarks and trade names which are registered in the United States and in several foreign countries, including the Company’s principal trademark.

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

Employees

The Company currently employs three full-time employees on a full-time basis. Three are engaged in general, marketing and administrative duties and one in research and development.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company occupies approximately 9455 square feet at 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village, Florida, which house its executive offices and product development facilities. Such space is leased on a five year contract, commencing in 2002, from a non-affiliated party at an annual rental in 2003 of approximately $143,000. The Company believes that its facilities are adequate for the Company’s needs in the near future.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A. Market Information.

The Company’s Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

Quarter Ended	High	Low
October 30, 2001	$0.30	$0.21
January 30, 2002	$0.18	$0.18
April 30, 2002	$0.45	$0.43
July 31, 2002	$0.30	$0.27
October 31, 2002	$0.22	$0.20
January 30, 2003	$0.31	$0.29
April 30, 2003	$0.25	$0.22
July 31, 2003	$0.28	$0.25

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

B. Holders

As of October 30, 2003 there were approximately 1,554 holders of record of the Common Stock.

C. Dividends.

The Company has not paid any dividends on its capital stock since its inception and the Board of Directors of the Company does not contemplate doing so in the near future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis should be read in conjunction with the Company’s Consolidated Financial Statements, including the notes thereto. This report contains certain forward looking information which involves risks and uncertainties. The actual could differ from the results anticipated herein.

Results of Operations.

YEAR ENDED JULY 31, 2003 COMPARED TO YEAR ENDED JULY 31, 2002.

Gross Revenues, Costs of Operations and Net Income (loss)

Gross Revenues. Gross revenues increased from $333,498 for the year ended July 31, 2002 to $463,132 for the year ended July 31, 2003, an increase of $129,634, primarily due to increase in sales of the AT101.

Product Sales. Product Sales increased from $194,539 for the year ended July 31, 2002 to $384,132 for the year ended July 31, 2003, an increase of $189,593 primarily due to the introduction of the AT101.

Research and Consulting. Revenue from research and consulting decreased from $82,112 for the year ended July 31, 2002 to $4,337 for the year ended July 31, 2003, a decrease of $77,775, primarily due to decrease in revenue arising from the research and consulting services from the agreement between Vivometrics, Inc. and the Company.

Royalties. Royalties increased from $56,847 for the year ended July 31, 2002 to $74,663 for the year ended July 31, 2003, an increase of $17,816 primarily due to royalties received from Vivometrics, Inc.

Cost of Operations. Operating expenses increased from $1,601,140 for the year ended July 31, 2002 to $2,019,317 for the year ended July 31, 2003, an increase of $418,177. This increase was due to an increase in cost of goods sold of $195,298 and in selling, general and administrative expenses of $258,022. The AT101 has a higher cost of goods then the Respitrace products and increased expenses associated with marketing efforts.

Cost of Goods Sold. Cost of goods sold increased from $41,565 for the year ended July 31, 2002 to $236,863 for the year ended July 31, 2003, an increase of $195,298, primarily due to increased sales of AT101 which has a higher unit cost then the Respitrace products.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased from $853,880 for the year ended July 31, 2002 to $1,111,902 for the year ended July 31, 2003, an increase of $258.022, primarily due to increased expenses associated with the cost of commissions to new sales persons, legal and related expenses associated with marketing of the AT101 motion platform.

Research and Development. Research and development costs decreased from $605,423 for the year ended July 31, 2002 to $604,671 for the year ended July 31, 2003, a decrease of approximately $752.

Profit (losses) Net loss increased from a loss of $1,267,642 for the year ended July 31, 2002 to a loss of $1,556,185 for the year ended July 31, 2003, an increase of $288,543, primarily due to an increase in costs of operation.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow. Management of the Company estimates that the Company requires a minimum cash flow of $80,000 per month to maintain operations. The Company predominantly finances its operations from the sale of the AT101 Motion Platform. In 2003, the Company raised additional capital from individual investors through a private placement offering of the Company’s securities in order to finance its operations and through a line of credit. The funds raised through the private placement offering of the Company’s securities and sales the AT101 motion platform to date will be sufficient to satisfy the Company’s current cash requirements until the end of the second quarter of fiscal 2003. Additional capital will be required after the second quarter of fiscal 2003 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on increasing revenues from the marketing of acceleration therapeutic products. The Company expects to raise additional capital subsequent to the second quarter of fiscal 2003. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, or modify its growth and business plan.

Current Assets

Cash. As of July 31, 2003, the Company had $2,372 in cash as compared to $293,715 as of July 31, 2002, a decrease of $291,343. The decrease in working capital was primarily due to an increase in costs of operation.

Accounts Receivable and Royalties Receivable. As of July 31, 2003, the Company had $50,757 in accounts receivable and royalties receivable as compared to $33,734 as of July 31, 2002, an increase of $17,023, primarily due to an increase in accounts receivables from sales of the AT 101 Motion Platform.

Inventories. As of July 31, 2003, the Company had $131,579 in inventories as compared to $163,473 as of July 31, 2002, an decrease of $31,894, primarily due to increased sales of the AT101 motion platform.

Prepaid expenses and other current assets. As of July 31, 2003, the Company had $25,646 in prepaid expenses and other current assets as compared to $43,607 as of July 31, 2002, a decrease of $17,961, primarily due to amortization of prepaid consulting fees.

Furniture and equipment. As of July 31, 2003, the Company had $54,213 in furniture and equipment, net of accumulated depreciation of $95,968 as compared to $59,511 in furniture and equipment, net of accumulated depreciation of $78,280 as of July 31, 2002, a decrease of

$5,298, primarily due to 12,930 in additions to fixed assets and increased accumulated depreciation.

Patents. As of July 31, 2003, the Company had $103,574 in patents, net of accumulated amortization of $38974 as compared to $161,745 net of accumulated amortization of $28,152 as of July 31, 2002, a decrease of $58,171, primarily due to reserves for write-down of patents.

Liabilities

Current liabilities. Current liabilities increased from $127,030 for the year ended July 31, 2002 to $1,002,571 for the year ended July 31, 2003, an increase of approximately $875,541, primarily due to an increase of $697,475 in a line of credit, loan payable to an officer of $100,000 and an increase of $82,403 in accounts payable.

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $99,897 for the year ended July 31, 2002 to $182,300 for the year ended July 31, 2003, an increase of approximately $82,403, primarily due to increase of accounts payable.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $24,633 for the year ended July 31, 2002 to $20,296 for the year ended July 31, 2003, a decrease of $4,337.

Cash provided by operating activities. Cash provided by operating activities decreased from ($1,194,191) for the year ended July 31, 2002 to $(1,350,896) for the year ended July 31, 2003, a decrease of $(156,705). The decrease in cash provided by operating activities is primarily attributable to an increase in the cost of operation of $288,543 and an increase of accounts payable of $82,404.

Cash used in investing activities. Cash used in investing activities decreased from $76,056 for the year ended July 31, 2002 to $30,922 for the year ended July 31, 2003, a decrease of $45,134. Investing activities consist primarily of the costs for patents and purchase of furniture and equipment.

Cash provided by financing activities. Cash provided by financing activities decreased from $1,405,000 for the year ended July 31, 2002 to $1,090,475 for the year ended July 31, 2003, a decrease of $314,525 primarily due to a comparative decrease in funds raised from private placement offering of the Company’s securities and an increase in a line of credit.

The reports of independent auditors on financial statements at and for the year ended July 31, 2003, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note 2 to the consolidated financial statements describe the conditions which raise this doubt and management’s plans. As previously noted, revenues generated from sales of the AT101 motion platform were insufficient to fund operations during fiscal 2003. If revenues generated from AT101 motion platform sales or other sales do not reach levels sufficient to fund working capital requirements during fiscal 2004, the Company will require further financing to continue operations during fiscal 2004 and in any event may require additional capital to fund marketing efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

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

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow. Management of the Company estimates that the Company requires a minimum cash flow of $80,000 per month to maintain operations. The Company predominantly finances its operations from the sale of Respitrace products. In 2002, the Company raised additional capital from individual investors through a private placement offering of the Company’s securities in order to finance its operations. The funds raised through the private placement offering of the Company’s securities and sales of Respitrace products and the AT101 motion platform to date will be sufficient to satisfy the Company’s current cash requirements until the end of the second quarter of fiscal 2003. Additional capital will be required after the second quarter of fiscal 2003 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on increasing revenues from the marketing of acceleration therapeutic products. The Company expects to raise additional capital subsequent to the second quarter of fiscal 2003. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, or modify its growth and business plan.

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

Furniture and equipment. As of July 31, 2002, the Company had $59,511 in furniture and equipment, net of accumulated depreciation of $78,280 as compared to $36,983 in furniture and equipment, net of accumulated depreciation of $78,280 as compared to $36,983 in furniture and equipment, net of accumulated depreciation of $115,849 as of July 31, 2001, an decrease of $22,528, primarily due to the disposal of certain assets.

Patents. As of July 31, 2002, the Company had $161,745 in patents, net of accumulated amortization of $28,152 as compared to $236,339 net of accumulated amortization of $148,371 as of July 31, 2001, a decrease of $74,594, primarily due to write off abandoned patents.

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

Cash provided by financing activities. Cash provided by financing activities increased from $23,020 for the year ended July 31, 2001 to $1,405,000 for the year ended July 31, 2002, an increase of $1,381,980 primarily due to the funds raised in a private placement offering of the Company’s securities.

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current directors and executive officers of the Company are as follows:

Name	Age	Position
Marvin A. Sackner, M.D.	71	Chairman of the Board,
Allan F. Brack	59	Chief Executive Officer and Director
Taffy Gould	61	Director and Vice Chairman of the Board
Morton J. Robinson, M.D.	71	Secretary and Director
Gerard Kaiser, M.D.	71	Director
Leila Kight	56	Director
John G. Clawson	75	Director

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

ALLAN F. BRACK was elected a Director of the Company in May 2001 and serves as the Company’s Chief Executive Officer. Currently and for over five years, Mr. Brack has been a member of the Board of Directors of Medical Insight Ltd., a medical distribution management company based in Singapore, Global Software Solutions Inc, a Florida software outsourcing company, General Sensors Inc, a software and hardware contract outsourcing company, and Bangalore Software (PTY) Ltd., software development company. From 1995 to 1996, Mr. Brack was a member of the Board of Directors of Swemac AB, a Linkopping, Sweden, manufacturer of orthopedic implants.

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

The Company is authorized to have eight directors consisting of two directors in Class One, two directors in Class Two, and four directors in Class Three. Class One Directors were elected in 2002 to serve initially for two years and then for periods of six years. Gerard Kaiser, M.D. was elected as a Class One Director. Andrew Smulian was elected as a Class one Director in 2002 but subsequently resigned as a consequence of his law firm’s policy of not having partners service on a public company’s board of directors. Class Two Directors were elected in 2002 to serve initially for four years and then for periods of six years. Leila Kight and John G. Clawson were elected in 2002 as Class Two Directors. Class Three Directors were elected in 2002 to serve initially for six years and then for periods of six years. Marvin A. Sackner, M.D., Taffy Gould, Allan F. Brack and Morton J. Robinson, M.D. were elected as Class Three Directors.

The Company has an Executive Committee consisting of Marvin A. Sackner, Allan F. Brack, Morton J. Robinson, M.D and Taffy Gould, with such Committee acting as Audit and Legal Committee as well as Compensation and a Stock Option Review Committee. There are no other committees of the Board of Directors. The Board of Directors met four times in fiscal 2003.

One of the principal functions of the Executive Committee acting as the Company’s Audit Committee is to recommend the annual appointment of the Company’s independent auditors, to consult and review with the Company’s auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company’s operating results and to review the Company’s internal control procedures. The Executive Committee, acting as the Compensation and Stock Option Review Committee, reviews and recommends compensation and benefits for the executives and key employees of the

Company as well as administer and interpret the Company’s Stock Option Plan and are authorized to grant options pursuant to the terms of such plans.

Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company’s shareholders and until their successors have been chosen and qualified.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors, executives officers and holders of more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons or that such Form 5’s would be filed, the Company believes that, during fiscal 2003, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

ITEM 10.	EXECUTIVE COMPENSATION.

A. Summary Compensation Table

The following compensation table sets forth, for the fiscal years ending July 31, 2001, 2002, and 2003, the cash and certain other compensation paid by the Company to the Company’s Chief Executive Officer (“CEO”). No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

Name and Principal Position	Year	Annual Compensation Salary ($)		Long-Term Compensation Securities Underlying Options
Allan F. Brack Chief Executive Officer (commencing May, 2001)	2001 2002 2003	$ $ $	135,000 135,000 135,000	400,000 shares	*

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

The following table sets forth certain information regarding NIMS’ Common Stock, Series C Convertible Preferred Stock and NIMS’ voting securities beneficially owned on October 30, 2003, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS’ Common Stock, (ii) each of NIMS’ Directors and (iii) all executive officers and Directors as a group:

Name and Address Identify of Group	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned (1)	Percentage of Class (3)	No. of Shares of Voting Securities Beneficially Owned (1)		Percentage of Beneficial Ownership (4)
Marvin A. Sackner, M.D. 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	12,648,204	(5)	35%	36,855.92	59.4%	12,685,059.92	(5)	35%

Allan F. Brack 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	715,000	(6)	1.9%	-0-	-0-	715,000	(6)	1.9%

Taffy Gould 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	1,000,000	(7)	2.8%	-0-	-0-	1,000,000	(7)	2.8%

Morton J. Robinson, M.D. 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	756,991	(8)	2.1%	1,073.19	1.7%	758,064.19	(8)	2.1%

Gerard Kaiser, M.D. 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	261,541	(9)	*	75,00	*	216,616	(9)	*

Name and Address Identify of Group	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned (1)		Percentage of Class (3)		No. of Shares of Voting Securities Beneficially Owned (1)		Percentage of Beneficial Ownership (4)
Leila Kight 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	1,565,000	(10)	4.3%	-0	-	-0	-	1,565,000	(10)	4.3%

John G. Clawson 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	440,000	(11)	1.2%	-0	-	-0	-	440,000	(11)	1.2%

All executive officers and directors as a group (7 persons)	17,386,736	(12)	48. %	38,004.11		61.2%		17,424,740.11	(12)	48%

*	Less than 1%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner’s percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(2)	Based on 36,253,082 shares of Common Stock, consisting of 30,466,416 shares of Common Stock issued and outstanding as of July 31, 2003 and 5,786,666 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder.
(3)	Based on 62,048 Series C Convertible Preferred Stock issued and outstanding, as of July 31, 2003.
(4)	Based on 36,315,230 shares consisting of shares of Common Stock, consisting of 30,466,416 shares of Common Stock issued and outstanding as of July 31, 2003, 62,048 Series C Convertible Preferred Stock and 100 shares of Series B Preferred Stock issued and outstanding as of July 31, 2003 and 5,786,666 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder. Holders of Series C Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock on a share-for-share basis as a single class, on all matters except as otherwise required by law
(5)	Includes securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse and includes options to purchase 1,027,000 shares of Common Stock.
(6)	Includes options to purchase 450,000 shares of Common Stock. Does not include options to purchase 300,000 shares of Common Stock that have not vested.
(7)	Includes options to purchase 500,000 shares of Common Stock. Does not include shares of Common Stock and options to purchase Common Stock held by family members.
(8)	Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson’s medical practice and includes options to purchase 272,500 shares of Common Stock. Does not include securities held by trust established for the benefit of Dr. Robinson’s children, in which securities he disclaims beneficial ownership.

(9)	Includes shares of Common Stock held by Dr. Kaiser’s spouse and includes options to purchase 165,000 shares of Common Stock.
(10)	Includes securities held by Leila Kight and John Ballou and includes options to purchase 565,000 shares of Common Stock.
(11)	Includes options to purchase 145,000 shares of Common Stock.
(12)	Includes options to purchase 3,124,500 shares of Common Stock.

ITEM 12. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has less than a 10% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. Dr. Sackner’s son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc. Dr. Sackner currently serves as Medical Director and member of the Board of Directors of VivoMetrics, Inc. The Company is a party to a month by month agreement with VivoMetrics, Inc. for continuing research and development on the LifeShirt system.

The Company retains title and interest in and to any and all derivative patents related to the products incorporated within the LifeShirt System in exchange for a royalty 5% of the Company’s sales of certain products and services. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Under the agreement with Vivometrics, Inc., Vivometrics, Inc. grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If Vivometrics, Inc. fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty of 5% of the gross revenues the Company earns on these sales. In addition, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to Vivometrics, Inc. in consideration for a royalty of 3% of Vivometrics, Inc.’s gross revenues from sales of certain products. The minimum royalty in the second year is $250,000.

In March 2002, the Company issued 375,000 shares of Common Stock to extinguish a $75,000 loan payable to Dr. Marvin Sackner shareholder and issued 250,000 shares of Common Stock to the Chief Executive Officer in lieu of compensation. The shares were valued using the market value on the date of issuance and the Company recorded expense of $93,750 during the quarter ended April 30, 2002. Options to purchase 312,500 shares of the Company’s common stock were also issued as part of these transactions. These options are exercisable at $0.40 per share and expire in March 2007. The fair value of the options on the grant date was $78,125 calculated using the Black-Scholes Option Pricing Model.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a). Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation, as amended (1)

(b)	By-Laws, as amended (2)

4(a)	Form of Certificate evidencing shares of Common Stock (3)

10(c)	Revised SMC Agreement (4)

21	Subsidiaries of the Company (2)

23	Consent of Independent Auditors(5)

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1989 and are incorporated herein by reference.
(2)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.
(3)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.
(4)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.
(5)	Filed herewith.

(b) Reports on Form 8-K

None.

ITEM 14	CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Company Comptroller, conducted an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Company Comptroller have determined that such controls and procedures are designed to ensure that material information relating to the Company, is made known to them, particularly during the period in which this Form 10-KSB was being prepared. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: October 30, 2003	By:	/s/ Marvin A. Sackner

Marvin A. Sackner,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Marvin A. Sackner MARVIN A. SACKNER	Chairman of the Board and Director	October 30, 2003

/s/ Allan F. Brack ALLAN F. BRACK	Chief Executive Officer and Director	October 30, 2003

/s/ Taffy Gould TAFFY GOULD	Vice Chairman of the Board and Director	October 30, 2003

/s/ Mortin J. Robinson MORTON J. ROBINSON	Secretary and Director	October 30, 2003

/s/ Gerard Kaiser GERARD KAISER	Director	October 30, 2003

/s/ John G. Clawson JOHN G. CLAWSON	Director	October 30, 2003

/s/ Leila Kight LEILA KIGHT	Director	October 30, 2003

Independent Auditor’s Report

Board of Directors

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive monitoring Systems, Inc. (“the Company”) as of July 31, 2003, and the related statements of operations, shareholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of July 31, 2002, were audited by other auditors whose report dated October 23, 2002, on those statements included an explanatory paragraph that described the Company’s need to seek new sources of financing or revenue to pursue its business strategy raise substantial doubt about the Company’s ability to continue as a going concern as further discussed in Note 2 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. as of July 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, & Associates

October 29, 2003

Hollywood, FL

NON-INVASIVE MONITORING SYSTEMS, INC.

BALANCE SHEETS

	July 31, 2003	July 31, 2002
ASSETS
Current assets
Cash	$2,372	$293,715
Accounts and royalties receivable	50,757	33,734
Inventories	131,579	163,473
Prepaid expenses, deposits and other current assets	25,646	43,607

Total current assets	210,354	534,529
Furniture and equipment, net of accumulated depreciation of $95,968 and $78,280	54,213	59,511
Patents, net of accumulated amortization of $38,974 and $28,152	103,574	161,745

Total assets	$368,141	$755,785

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$182,300	$99,897
Line of Credit—Northern Trust	697,475	—
Notes Payable—Shareholder	102,500	2,500
Deferred research and consulting revenue	20,296	24,633

Total current liabilities	1,002,571	127,030

Shareholders’ equity
Preferred stock, $1 par value; 1,000,000 shares authorized	62,148	62,148
Common stock, $.01 par value; 100,000,000 shares authorized; 30,466,416 shares issued and outstanding; and additional paid-in capital	13,160,175	12,867,175
Accumulated deficit	(13,856,753)	(12,300,568)

Total shareholders’ (deficit) equity	(634,430)	628,755

Total liabilities and shareholders’ (deficit) equity	$368,141	$755,785

See notes to financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

Years Ended July 31, 2003 and 2002

	2 0 0 3	2 0 0 2
Revenue
Product sales	$384,132	$194,539
Research and consulting	4,337	82,112
Royalties	74,663	56,847

Total revenue	463,132	333,498

Operating expenses
Cost of goods sold	236,863	41,565
Selling, general and administrative	1,111,902	853,880
Research and development	604,671	605,423
Write-off of Patents and Trademarks	65,881	100,272

Total operating expenses	2,019,317	1,601,140

Net loss	$(1,556,185)	$(1,267,642)

Weighted average number of common shares outstanding	30,240,002	25,354,931

Basic and diluted loss per common share	$(0.051)	$(0.050)

See notes to financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

Periods Ended July 31, 2003 and 2002

	2 0 0 3	2 0 0 2
Operating activities
Net loss	$(1,556,185)	$(1,267,642)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	28,510	72,689
Write-off of patents and trademarks	65,880	100,272
Common stock issued for services	—	93,750
Changes in operating assets and liabilities:
Decrease(Increase) in accounts and royalties receivable	(17,023)	(1,302)
Decrease(Increase) in inventories	31,894	(133,423)
Decrease(Increase) in prepaid expenses and other assets	17,961	(28,674)
Increase(Decrease) in accounts payable and accrued expenses	82,404	(29,494)
Deferred research and consulting revenues	(4,337)	(367)

Net cash (used in) operating activities	(1,350,896)	(1,194,191)

Investing activities
Purchase of furniture, software and equipment	(12,390)	(38,823)
Patent costs incurred	(18,532)	(37,233)

Net cash used in investing activities	(30,922)	(76,056)

Financing activities
Net proceeds from issuance of common stock	293,000	1,330,000
Proceeds from shareholder loan	100,000	75,000
Proceeds from line of credit	697,475	—

	1,090,475	1,405,000

Net Increase(Decrease) in cash	(291,343)	134,753
Cash, beginning of period	293,715	158,962

Cash, end of period	$2,372	$293,715

Supplemental disclosure of non-cash investing and financing activities:

In March 2002, the Company issued 375,000 shares of common stock to extinguish a loan payable to a shareholder in the amount of $75,000.

See notes to financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization. The Company manufactures computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body’s surface and also has begun to produce a therapeutic motion platform device. The Company also performs research and development of therapeutic medical and monitoring devices. The resultant technology is licensed to others.

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

Patents. Costs incurred in applying for patents are capitalized and amortized using the straight-line method over the lives of the patents. As of July 31, 2003, there have been no costs incurred in defending patents and the Company does not anticipate incurring such costs in fiscal 2004.

Long-Lived Assets. The Company reviews its long-lived assets that consist of patents for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the sum of the estimated future cash flows and the carrying amount of the asset. Management reviewed its long-lived assets and determined that a reduction of $65,880 should be recorded as a write-off.

Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration.

Revenue Recognition. The Company recognizes product sales revenue when products are shipped and royalties as they are earned. Research and consulting revenue is recognized over the term of the agreement.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements:

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 141 “Business Combinations” establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 142 “Goodwill and Other Intangible Assets” provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company’s financial position, results of operations or liquidity.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES—(continued)

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, “Reporting the Results of Operations,” pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES—(continued)

Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB’s goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring),” cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated—nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES—(continued)

The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2003, the FASB issued Statement No. 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company’s financial statements.

2.	GOING CONCERN—UNCERTAINTY

VivoMetrics, Inc. (“VivoMetrics”) has not begun to mass-produce the LifeShirt System (see Note 3), has not yet commenced significant marketing efforts for the product and has not generated significant revenues.

The therapeutic motion platform device has been under development for five years and the market-ready version of the device is currently being manufactured by an FDA-listed manufacturer.

The Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The Company plans to continue as a going concern by raising additional funds through the sale of the Company’s securities and revenues from the sales of their products. The Company has been adjusting its business plan to focus less on Respitrace products and more on revenues arising from acceleration therapeutic products, including concentrating on internal research and development and on directly marketing the Company’s acceleration therapeutic products. The Company anticipates that funds raised through the sale of its securities, along with revenues derived from the sales of their products will be sufficient to meet the Company’s working capital requirements. However, at this time there can be no assurance that the Company will be able to successfully implement its plans or if such plans are successfully implemented, that the Company will achieve its goals. If the Company is unable to raise additional funds or is not successful in adjusting its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultations, modify its growth and operating plans, and even be forced to terminate operations completely.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

2.	GOING CONCERN—UNCERTAINTY

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

In August 2000, the Company entered into license and research and consulting agreements with VivoMetrics. Under the agreements, the Company assigned certain patents and software, as well as a non-exclusive, worldwide license under these items, to VivoMetrics in consideration of a royalty of 3%. The minimum royalty in the second year of sales is $250,000. No significant sales have occurred as of July 31, 2003. In addition, VivoMetrics granted the Company the non-exclusive, worldwide right and license to use of those patents and software for ten years. If VivoMetrics fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty to VivoMetrics of 5%. The Company also received founders’ shares of VivoMetrics’ common stock which has been diluted to less than a 10% ownership; therefore, no financial information for this affiliate is disclosed.

4.	LEASES

As of July 31, 2003, the Company is obligated under a non-cancelable lease agreement for its office building. Net future minimum rental payments required under the operating lease for this office building as of July 31, 2003 are as follows:

Year Ending July 31,	Amount
2004	$125,000
2005	175,000
2006	160,000
2007	166,000

$626,000

Rent expense was approximately $143,000 and $60,000 for the years ending July 31, 2003 and 2002, respectively.

In 2003 the Company entered into an agreement with the Landlord to defer approximately $2,200 a month for 12 months for 2004. This deferment will be paid back over 12 months in 2005.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

5.	INCOME TAXES

At July 31, 2003, the Company has available net operating loss carry forwards of approximately $12,664,000 which expire in various years through 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company’s deferred income tax asset would result from the net operating losses and amounted to approximately $4,900,000.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $4,900,000 valuation allowance at July 31, 2003 was necessary. The increase in the valuation allowance for the year ended July 31, 2003 is $600,000.

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

Holders of the Company’s Preferred Stock are entitled to one vote for each share held.

7.	COMMON STOCK

Year Ending July 31, 2002.

The Company completed a private placement offering consisting of 40 units at a price of $50,000 per unit. Each unit consists of 250,000 shares of the Company’s common stock, par value of $0.01 per share and 5-year options to purchase 125,000 shares of the Company’s common stock at $0.40 per share. The Company raised $1,330,000, net of issuance costs, on the sale of 6,850,000 shares of common stock and options to purchase 3,425,000 shares of common stock.

The Company issued 375,000 shares of common stock to extinguish a $75,000 loan payable to a shareholder and 250,000 shares of common stock to the Chief Executive Officer in lieu of compensation. The shares were valued using the market value on the date of issuance and the Company recorded expense of $93,750 during the year ended July 31, 2002.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

7.	COMMON STOCK—(continued)

Year Ending July 31, 2003.

The Company raised $293,000, net of issuance costs, on the sale of 976,690 shares of common stock and options to purchase 732,500 shares of common stock. The fair value of the options on the grant was approximately $161,000 calculated using the Black-Scholes Option Pricing Model.

8.	STOCK BASED COMPENSATION

In March 2001, the Company issued options to acquire 720,000 shares of the Company’s common stock to employees and non-employee directors. These options are exercisable at $0.50 per share with 545,000 shares vested immediately and 175,000 shares vesting over a three-year period commencing March 2002. The options expire in March 2011. The fair value of the options on the grant date was $158,400 calculated using the Black-Scholes Option Pricing Model.

In May 2001, the Company entered into an executive employment agreement with its new President and Chief Executive Officer. The agreement is for two years and grants the executive options to acquire 400,000 shares of the Company’s common stock. These options are exercisable at $0.50 per share and vest over a four-year period commencing May 2002. The options expire in May 2011. The fair value of the options on the grant date was $108,000 calculated using the Black-Scholes Option Pricing Model.

In March 2002, options to purchase 312,500 shares of the Company’s common stock were issued. These options are exercisable at $0.40 per share, vest immediately and expire in March 2007. The fair value of the options on the grant date was $78,125 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income or loss. Had compensation cost for stock option grants to the Company’s employees been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have decreased for the year ended July 31, 2001 as presented in the table below. Using the Black-Scholes option pricing model, the Company’s pro forma net loss and pro forma net loss per share, with related assumptions, are as follows:

Pro forma net loss	$(1,357,864)
Pro forma loss per share	$(0.054)
Risk free interest rate	6.16%
Expected lives	5-10 years
Expected volatility	157% to 161%

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

8.	STOCK BASED COMPENSATION—(continued)

For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized over the options’ vesting period (0 to 4 years).

The following table summarizes the transactions of the Company’s stock options for the two-year period ended July 31, 2002:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2001	1,555,000	0.490
Options granted	3,737,500	0.400
Options exercised	—	—
Options forfeited	(60,000)	0.250

Options outstanding, July 31, 2002	5,232,500	$0.429
Options granted	732,500	0.50
Options exercised	—	—
Options forfeited	—	—

Options outstanding, July 31, 2003	5,965,000	$0.442

Options to purchase 5,130,000 and 4,397,500 shares were exercisable at July 31, 2003 and 2002, respectively.

9.	RELATED PARTY TRANSACTIONS

As of July 31, 2002, a shareholder had loaned $2,500 to the Company included in accounts payable and accrued expenses. The loan is due on demand, and is unsecured with interest at 12%. During the year ended July 31, 2002, the shareholder loaned the Company an additional $75,000, which was repaid through the issuance of 375,000 shares of common stock.

10.	CONCENTRATION OF CREDIT RISK

Cash balances were in excess of FDIC insurance limits by approximately $241,000 at July 31, 2002. For the year ended July 31, 2003, the Company did not have cash balances that exceeded FDIC insurance limits.