Form 10QSB
period 2003-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2003-12-05
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended October 31, 2003

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

(305) 861-0075

(Registrant’s telephone number)

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of December 4, 2003 was 30,566,387.

NON-INVASIVE MONITORING SYSTEMS, INC.

2

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	October 31, 2003 (unaudited)	July 31, 2003
ASSETS
Current assets
Cash	41,396	2,372
Accounts and royalties receivable	5,000	50,757
Inventories	46,992	131,579
Prepaid expenses, deposits and other current assets	23,099	25,646

Total current assets	116,487	210,354
Furniture and equipment, net of accumulated depreciation of $100,452 and $95,968	49,728	54,213
Patents, net of accumulated amortization of $40,992 and $38,974	101,556	103,574

Total assets	267,771	368,141

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	136,058	182,300
Line of Credit—Northern Trust	697,475	697,475
Notes Payable—Shareholder	102,500	102,500
Deferred research and consulting revenue	18,646	20,296

Total current liabilities	954,679	1,002,571

Shareholders’ deficit
Preferred stock, $1 par value; 1,000,000 shares authorized	62,148	62,148
Common stock, $.01 par value; 100,000,000 shares authorized; 30,466,387 shares issued and outstanding; and additional paid-in capital	13,175,175	13,160,175
Accumulated deficit	(13,924,231)	(13,856,753)

Total shareholders’ deficit	(686,908)	(634,430)

Total liabilities and shareholders’ deficit	267,771	368,141

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Revenue
Product sales	207,330	79,890
Research and consulting	1,650	0
Royalties	22,972	13,034

Total revenue	231,952	92,924

Operating expenses
Cost of goods sold	101,052	49,006
Selling, general and administrative	144,111	275,673
Research and development	54,267	313,943

Total operating expenses	299,430	638,622

Net loss	(67,478)	(545,698)

Weighted average number of common shares outstanding	30,494,194	30,239,723

Basic and diluted loss per common share	(0)	(0)

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Operating activities
Net loss	(67,478)	(545,698)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,503	6,693
Changes in operating assets and liabilities:
Decrease(Increase) in Accounts and royalties receivable	45,757	(47,177)
Decrease(Increase) in Inventories	84,587	64,963
Decrease(Increase) in Prepaid expenses and other assets	2,547	16,000
Increase(Decrease) in Accounts payable and accrued expenses	(46,242)	46,411
Deferred research and consulting revenues	(1,650)	0

Net cash (used in) provided by operating activities	24,024	(458,808)

Investing activities
Purchase of furniture, software and equipment	0	(4,879)
Patent costs incurred	0	(8,190)

Net cash used in investing activities	0	(13,069)

Financing activities
Net proceeds from issuance of common stock	15,000	225,000

Net cash provided by financing activities	15,000	225,000

Net Increase(Decrease) in cash	39,024	(246,877)
Cash, beginning of period	2,372	293,715

Cash, end of period	41,396	46,838

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended July 31, 2003.

NOTE B-GOING CONCERN—UNCERTAINTY

VivoMetrics, Inc. (“VivoMetrics”) has only begun the initial marketing of the LifeShirt System. The therapeutic motion platform device has been under development for four years and an FDA-approved manufacturer is currently manufacturing the market-ready version of the device. Commercial sales of the therapeutic motion platform have only recently commenced.

The Company needs to seek new sources or methods of financing or increased revenue to continue as a going concern. The Company is exploring alternate means of raising capital. The Company has been adjusting its business plan to focus less on Respitrace products and more on revenues arising from acceleration therapeutic products, including concentrating on research and development revenue and on directly marketing the Company’s acceleration therapeutic products. The Company anticipates that funds raised through sales of the therapeutic motion platform and outside research consultant activities will maintain the Company as a going concern until the Company receives royalties on the LifeShirt system or the Company receives revenues from the sale of the acceleration therapeutic products. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. If the Company is unable to raise additional funds or is not successful in implementing its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultations, modify its growth and operating plans, and even be forced to terminate operations completely.

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

The quarterly revenue is primarily derived from sales of the AT101 motion platform. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the AT101 motion platform. Management has determined that no major time or revenues of any kind will be expended on marketing the NIMS’s Respitrace products.

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

Clinical studies on various medical conditions are currently underway in the United Sates, Europe and Asia. Management expects these studies to further validate the benefits of the AT101 motion platform passive exercise device. The Company expects these studies to be completed in late 2003 to early 2004 and be expanded as new conditions arise in which the AT101 motion platform could offer patient improvement, generally in those areas where exercise would be beneficial.

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

Two studies were presented in Orlando on October 25-30, at the annual meeting of the American College of Chest Physicians. Dr. Sackner, Emeritus Director of Medical Services at Mt. Sinai Medical Center and Chairman, Board of Directors NIMS, and Dr Adams, Chief of Neonatology, Mt. Sinai Medical Center, Miami Beach conducted these investigations. They reported that 45 minutes of AT101 application in 14 healthy subjects and 40 patients suffering from a variety ofillnesses released nitric oxide in all trials. Its importance is reflected by the award of the Nobel Prize in Medicine in 1998 for discoveries concerning “nitric oxide as a signaling molecule in the cardiovascular system.” Nitric oxide levels in the blood are increased naturally in the body during active exercise and accounts for several of its beneficial effects including prevention of arteriosclerosis.

The results of an experimental cardiopulmonary resuscitation (CPR) study were presented in Orlando on November 9-12, at the annual meeting of the American Heart Association. Drs. Nava, Lamas, Kurlansky, and Adams at Mt. Sinai Medical Center and Miami Heart Research Institute Miami Beach conducted this investigation. These investigators compared heart function determined with echocardiography during recovery from 22 minutes of ventricular fibrillation in animals treated with periodic acceleration produced with a prototype AT101 motion platform manufactured by NIMS to standard closed chest CPR. This laboratory previously found normal neurological function 48 hours after recovery from ventricular fibrillation after stand-alone AT101 application. At the American Heart Association meeting, they reported that this new CPR method also produced significantly better heart function up to six hours after recovery than closed chest CPR.

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

THREE MONTHS ENDED OCTOBER 31, 2003

COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2002

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $92,924 for the three month period ended October 31, 2002 to $231,952 for the three month period ended October 31, 2003, an increase of $139,028, primarily as a result of an increase in product sales of $127,440 and an increase in royalties revenues of $9,938 and a negligible increase in research and consulting revenue.

Costs of goods sold. Costs of goods sold increased from $49,006 for the three months ended October 31, 2002 to $101,052 for the three months ended October 31, 2003, an increase of $52,046, primarily due to an increase in the cost of production of the AT101 motion platform.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $275,673 for the three months ended October 31, 2002 to $144,111 for the three months ended October 31, 2003, a decrease of $131,562. The decrease is primarily due to decreases in marketing expenses related to the sale of the AT101 motion platform.

Research and development costs. Research and development costs decreased from $313,943 for the three months ended October 31, 2002 to $54,267 for the three months ended October 31, 2003, a decrease of $259,676. This decrease is primarily due to the decreased costs of research and development of the AT101 motion platform.

Total operating expenses. Total operating expenses decreased from $638,622 for the three months ended October 31, 2002 to $299,430 for the three months ended October 31, 2003, a decrease of $339,192. The decrease is primarily attributed to a decrease in selling, general and administrative expenses and research and development costs.

Net Loss. Net loss decreased from a net loss of ($545,698) for the three months ended October 31, 2002 to net loss of ($67,478) for the three months ended October 31, 2003, a decrease in the net loss of ($478,220). The decrease is mainly attributed to the decrease in selling, general and administrative expenses of $131,562 and the decrease in research and development costs of $259,676.

Current Assets

Cash. Cash increased from $2,372 at July 31, 2003 to $41,396 at October 31, 2003, an increase of $39,024, primarily as a result of the use of cash for development and marketing of the AT101 motion platform and for working capital.

Accounts receivable and royalties receivable. Accounts receivable and royalties receivable decreased from $50,757 at July 31, 2003 to $5,000 at October 31, 2003, a decrease of $45,757, primarily as a result of a decrease in accounts receivables from sales of the AT 101 Motion Platform.

Inventories. Inventories decreased from $131,579 at July 31, 2003 to $46,992 at October 31, 2003, a decrease of $84,587, primarily as a result of increased sales of the AT 101 Motion Platform.

Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased from $25,646 at July 31, 2003 to $23,099 at October 31, 2003, a decrease of $2,547.

Furniture and equipment, net. Furniture and equipment, net decreased from $54,213 at July 31, 2003 to $49,728 at October 31, 2003, a decrease of $4,485.

Patents, net Patents, net decreased from $103,574 at July 31, 2003 to $101,556 at October 31, 2003, an increase of $2,018.

Total current assets. Total current assets decreased from $210,354 at July 31, 2003 to $116,487 at October 31, 2003, a decrease of $93,867, primarily as a result increased sales of the AT 101 Motion Platform, which resulted in a decrease in carried inventory.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $182,300 at July 31, 2003 to $136,058 at October 31, 2003, a decrease of $46,242, primarily as a result of primarily due to a decrease of accounts payable.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $20,296 at July 31, 2003 to 18,646 at October 31, 2003, a decrease of $1,650.

Current Liabilities. Current liabilities decreased from $1,002,571 at July 31, 2003, to $954,679 at October 31, 2003, a decrease of $47,892, primarily as a result of primarily due to a decrease of accounts payable.

ITEM 3.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

Dated: December 5, 2003	/s/ Marvin A Sackner, M.D.
Marvin A Sackner, M.D. Chairman Principal Executive Office