Form 10QSB
period 2004-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2004-02-27
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended January 31, 2004

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of February 26, 2004 was 30,621,971.

This document contains 15 pages

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Periods Ended January 31, 2004 and 2003

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Operating activities
Net loss	$(21,296)	$(429,186)	$(88,774)	$(974,884)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,428	7,047	12,931	13,740
Write-off of Fixed Assets	3,937	—	3,937	—
Common stock issued for services	17,000	—	17,000	—
Changes in operating assets and liabilities:
Decrease(Increase) in Accounts and royalties receivable	(45,193)	(27,336)	564	(74,513)
Decrease(Increase) in Inventories	26,703	(21,257)	111,290	43,706
Decrease(Increase) in Prepaid expenses and other assets	8,821	(20,073)	11,368	(4,072)
Increase(Decrease) in Accounts payable and accrued expenses	12,613	37,720	(33,629)	84,130
Deferred research and consulting revenues	(300)	—	(1,950)	—

Net cash provided by (used in) operating activities	8,713	(453,085)	32,737	(911,893)

Investing activities
Purchase of furniture, software and equipment	—	(4,023)	—	(8,902)
Patent costs incurred	(9,803)	—	(9,803)	(8,190)

Net cash used in investing activities	(9,803)	(4,023)	(9,803)	(17,092)

Financing activities
Net proceeds from issuance of common stock	—	68,000	15,000	293,000
Proceeds from (repayment of) loan from shareholder	(2,500)	—	(2,500)	—
Proceeds from Line of Credit	—	402,475	—	402,475

Net cash provided by (used in) financing activities	(2,500)	470,475	12,500	695,475

Net Increase(Decrease) in cash	(3,590)	13,367	35,434	(233,510)
Cash, beginning of period	41,396	46,838	2,372	293,715

Cash, end of period	$37,806	$60,205	$37,806	$60,205

Non-cash investing and financing activities
Common stock issued for services	$17,000	$—	$17,000	$—

See notes to condensed financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	January 31, 2004	July 31, 2003
	(unaudited)
ASSETS
Current assets
Cash	$37,806	$2,372
Accounts and royalties receivable	50,193	50,757
Inventories	20,289	131,579
Prepaid expenses, deposits and other current assets	14,278	25,646

Total current assets	122,566	210,354
Furniture and equipment, net of accumulated depreciation of $104,297 and $95,968	41,947	54,213
Patents, net of accumulated amortization of $43,576 and $38,974	108,775	103,574

Total assets	$273,288	$368,141

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$148,671	$182,300
Line of Credit – Northern Trust	697,475	697,475
Notes Payable – Shareholder	100,000	102,500
Deferred research and consulting revenue	18,346	20,296

Total current liabilities	964,492	1,002,571

Shareholders’ deficit
Preferred stock, $1 par value; 1,000,000 shares authorized	62,148	62,148
Common stock, $.01 par value; 100,000,000 shares authorized; 30,466,387 shares issued and outstanding as of July 31, 2004; 30,621,971 issued and outstanding as of January 31, 2004; and additional paid-in capital	13,192,175	13,160,175
Accumulated deficit	(13,945,527)	(13,856,753)

Total shareholders’ deficit	(691,204)	(634,430)

Total liabilities and shareholders’ equity	$273,288	$368,141

See notes to condensed financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended January 31, 2004 and 2003

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Revenue
Product sales	$48,160	$133,519	$255,490	$213,409
Research and consulting	34,250	—	35,900	—
Royalties	63,208	12,000	86,180	25,034

Total revenue	145,618	145,519	377,570	238,443

Operating expenses
Cost of goods sold	20,823	65,123	121,875	114,129
Selling, general and administrative	84,827	354,601	228,938	630,274
Research and development	61,264	154,981	115,531	468,924
Write-off of Patents and Trademarks	—	—	—	—

Total operating expenses	166,914	574,705	466,344	1,213,327

Net loss	(21,296)	(429,186)	(88,774)	(974,884)

Weighted average number of common shares outstanding	30,546,045	30,315,329	30,588,638	30,138,663

Basic and diluted loss per common share	$(0.001)	$(0.014)	$(0.003)	$(0.032)

See notes to condensed financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2004

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended July 31, 2003.

NOTE B—GOING CONCERN - UNCERTAINTY

VivoMetrics, Inc. (“VivoMetrics”) has only begun the initial marketing and sales of the LifeShirtTM System. The therapeutic motion platform device known as the AT101 passive exercise device has been under development for four years and the market-ready version of the device is currently being manufactured by an FDA-approved manufacturer. Commercial sales of the AT101 passive exercise device have only recently commenced.

The Company needs to seek new sources or methods of financing or increased revenue to continue as a going concern. The Company is exploring alternate means of raising capital. The Company has been adjusting its business plan to discontinue its Respitrace products and focus on revenues arising from sales of the AT101 passive exercise device. The Company anticipates that funds raised through sales of the AT101 passive exercise device, revenues derived from outside research consultant activities, and royalties from VivoMetrics and Sensormedics will maintain the Company as a going concern until these revenue sources increase. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. If the Company is unable to raise additional funds or is not successful in implementing its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultations, modify its growth and operating plans, and even be forced to terminate operations completely.

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

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) is engaged in the research, development, marketing and distribution of a non-invasive, therapeutic motion platform which has been designated as the AT101 passive exercise device. In addition, the Company has developed computer assisted, non-invasive monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These devices provide diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. These diagnostic products have been sold or licensed to SensorMedics and VivoMetrics and the Company has been receiving royalty income.

Business Strategy

During the calendar years 2002 and 2003, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that will market and distribute its own innovative AT101 passive exercise device on a worldwide basis. The Company will promote its use in diseases and conditions that fall under the Therapeutic Exercise code for Medicare and third party payer reimbursement for medical necessity of use, particularly Fibromyalgia and Chronic Fatigue Syndrome. In this respect, a paper has recently been accepted for publication in a peer-reviewed medical journal on the place of the AT101 in these diseases. The Company has also extensively revised its Web site to make it more user-friendly (www.at101.com). Finally, the Company will present its Business/Marketing plans at the 51st Wall Street Analyst Forum in NYC on March 2. This presentation will also be Webcast.

The quarterly revenue is primarily derived from initial sales of the AT101 passive exercise device and from sales of NIMS’s Respitrace products for pulmonary evaluations. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and recourses of developing and marketing the AT101 passive exercise device. Management has determined that no major time or revenues of any kind will be expended on marketing the NIMS’s Respitrace products which will be discontinued.

NIMS assigned its patents for its best-known innovation - an ambulatory monitoring shirt (the computerized LifeShirtTM system) developed by NIMS’ Chairman, Marvin A Sackner, M.D. - to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirtTM System. Initial marketing has commenced on the LifeShirt System. There can be no assurances as to the amount of revenues that will be derived from the marketing of the LifeShirt system. However, the Company believes that it will receive approximately $25,000 monthly from combined royalties provided by SensorMedics and VivoMetrics for the first six months of the calendar year 2004 and an increase above that figure of an undetermined amount during the final six months of the calendar year 2004. There can be no assurances that the Company will achieve the anticipated revenues or that such revenues will subsequently increase.

This quarterly financial report strongly reflects this transition to a marketing and distribution company and the consequences of this transition on the Company’s business, financial condition and operating results. The Company anticipates experiencing losses at least through the next two to three fiscal quarters as it completes this transition and develops a worldwide market for the AT101 passive exercise device. NIMS will control production and marketing of the AT101 passive exercise device through its marketing division, “Acceleration Therapeutics”.

AT101 passive exercise device

The AT101 passive exercise device has been under development for four years and the market-ready version of the device is currently being manufactured by QTM Incorporated, an FDA registered manufacturer in Tampa. The devices are being built in accordance with ISO and FDA Good Manufacturing Practices.

The Company currently has a number of foreign stocking distributors for exclusive sales rights to the AT101 passive exercise device in their respective geographical areas, including Japan, Denmark, U.A.E., Panama and Dominican Republic.

Clinical studies on various medical conditions are currently underway in the United States, Europe and Asia. Management expects these studies to further validate the benefits of the AT101 passive exercise device. The Company expects these studies to be completed in 2004 and be expanded as new conditions arise in which the AT101 passive exercise device could offer patient improvement, generally in those areas where exercise would be beneficial.

The AT101 passive exercise device is another invention by Marvin A. Sackner, M.D., Voluntary Professor of Medicine and Past Professor of Medicine at the University of Miami at Mt. Sinai as well as Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine.

The AT101 passive exercise device is a comfortable gurney styled device that moves in a respectively head to foot with a motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. Studies in isolated blood vessels, animals, and humans indicate that the AT101 technology causes nitric oxide to be released from the inner lining of blood vessels. The discovery that nitric oxide is released from blood vessels led to the award of a Nobel Prize in Medicine and Physiology in 1998. Nitric oxide has vasodilator, anti-arteriosclerotic, and anti-inflammatory properties. Dr. Adams and his associates reported a paper in the December issue of the Annals of Biomedical Engineering indicating that the AT101 technology caused a 3.3 fold increase of nitric oxide release from a blood vessel that was perfused with pulsating flow.

AT101 passive exercise device has been listed with the FDA as a “Class 1” exempt device and can be marketed worldwide as an aid to improving the circulation and joint mobility.

SIX MONTHS ENDED JANUARY 31, 2004

COMPARED TO SIX MONTHS ENDED JANUARY 31, 2003

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $238,443 for the six month period ended January 31, 2003 to $377,570 for the six month period ended January 31, 2004, an increase of $139,127, as a result of an increases in product sales of $42,081, research and consulting of $35,900 and in royalties of $61,146 .

Costs of goods sold. Costs of goods sold increased from $114,129 for the six months ended January 31, 2003 to $121,875 for the six months ended January 31, 2004, an increase of $7,746, primarily due to an increase in units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $630,274 for the six months ended January 31, 2003 to $228,938 for the six months ended January 31, 2004, a decrease of $401,336. The decrease is primarily due to decreases in marketing expenses related to the sale of the AT101.

Research and development costs. Research and development costs decreased from $468,924 for the six months ended January 31, 2003 to $115,531 for the six months ended January 31, 2004, a decrease of $353,393, primarily due to the decrease in product development costs for the AT101.

Total operating expenses. Total operating expenses decreased from $1,213,327 for the six months ended January 31, 2003 to $466,344 for the six months ended January 31, 2004, a decrease of $746,983. The decrease is primarily attributed to decreased selling, general and administrative expenses and research and development costs.

Net Loss. Net loss decreased from a net loss of $974,884 for the six months ended January 31, 2003 to net loss of $88,774 for the six months ended January 31, 2004. The decrease is primarily attributed to an increase in research and consulting revenues and a decrease in selling, general and administrative expenses and research and development costs.

THREE MONTHS ENDED JANUARY 31, 2004

COMPARED TO THREE MONTHS ENDED JANUARY 31, 2003

Gross revenues. Gross revenues increased from $145,519 for the three month period ended January 31, 2003 to $145,618 for the three month period ended January 31, 2004, a net increase of $99, primarily as a result of a decrease in product sales of $85,359 offset against an increase in research and consulting revenues of $34,250 and an increase in royalties of $51,208.

Costs of goods sold. Costs of goods sold decreased from $65,123 for the three months ended January 31, 2003 to $20,823 for the three months ended January 31, 2004, a decrease of $44,300, primarily due to a decrease cost of production of the AT101.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $354,601 for the three months ended January 31, 2003 to $84,827 for the three months ended January 31, 2004, a decrease of $269,774. The decrease is primarily due to decreases in marketing expenses related to the sale of the AT101.

Research and development costs. Research and development costs decreased from $154,981 for the three months ended January 31, 2003 to $61,264 for the three months ended January 31, 2004, a decrease of $93,717, primarily due to the decrease in costs of research and development of the AT101.

Total operating expenses. Total operating expenses increased from $574,705 for the three months ended January 31, 2003 to $166,914 for the three months ended January 31, 2004, a decrease of $407,791. The increase is primarily attributed to decreased selling, general and administrative expenses and research and development costs.

Net Loss. Net loss decreased from a net loss of ($429,186) for the three months ended January 31, 2003 to net loss of ($21,296) for the three months ended January 31, 2004. The decrease is primarily attributed to an increase in royalties revenues and decrease in selling, general and administrative expenses and research and development costs.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow, and the sale of securities of the Company which realized $15,000 for the six months ended January 31, 2004.

Current Assets

Cash. Cash increased from $2,372 at July 31, 2003 to $37,806 at January 31, 2004, an increase of $35,434, primarily as a result increased royalty and research and consulting income.

Accounts and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $50,757 at July 31, 2003 to $50,193 at January 31, 2004, a decrease of $564.

Inventories. Inventories decreased from $131,579 at July 31, 2003 to $20,289 at January 31, 2004, a decrease of $111,290, primarily as a result of the sales of the AT101 with no replacement of inventory.

Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased from $25,646 at July 31, 2003 to $14,278 at January 31, 2004, a decrease of $11,368.

Furniture and equipment. net. Furniture and equipment, net decreased from $54,213 at July 31, 2003 to $41,947 at January 31, 2004, a decrease of $12,266.

Patents. Patents increased from $103,574 at July 31, 2003 to $108,775 at January 31, 2004, an increase of $5,201.

Total current assets. Total current assets decreased from $368,141 at July 31, 2003 to $273,288 at January 31, 2004, a decrease of $94,853, primarily as a result of a decrease of inventories.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $182,300 at July 31, 2003 to $148,671 at January 31, 2004, a decrease of $33,629, primarily as a result of decreased costs associated with the AT101 production and development.

Deferred research and consulting revenue. Deferred research and consulting revenue, decreased from $20,296 at July 31, 2003 to $18,346 at January 31, 2004, a decrease of $1,950.

Current Liabilities. Current liabilities decreased from $1,002,571 at July 31, 2003, to $964,492 at January 31, 2004, a decrease of $38,079, primarily a result the decrease in accounts payable and accrued expenses in the amount of $33,629.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K

On November 1, 2003, the Company announced that the Board of Directors of the Company accepted the resignation of Allan F. Brack, the Company’s Chief Executive Officer. Mr. Brack had no disagreements with the Company on any matter relating to the Company’s operations, policies or practices. The Company announced that Marvin A. Sackner, M.D., the Company’s Chairman of the Board, assumed the position of Chief Executive Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

Dated: February 26, 2004	/s/ Marvin A. Sackner

Marvin A. Sackner,
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.