Form 10QSB
period 2004-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2004-06-14
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended April 30, 2004

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

(305) 861-0075

(Registrant’s telephone number:)

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of June 14, 2004 was 30,621,971.

This document contains 15 pages

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	April 30, 2004	July 31, 2003
	(unaudited)
ASSETS
Current assets
Cash	$9,279	$2,372
Accounts and royalties receivable	27,345	50,757
Inventories	30,434	131,579
Prepaid expenses, deposits and other current assets	54,673	25,646

Total current assets	121,731	210,354
Furniture and equipment, net of accumulated depreciation of $108,404 and $95,968	37,840	54,213

Patents, net of accumulated amortization and write-down of $45,339 and $38,974	112,554	103,574

Total assets	$272,125	$368,141

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$151,036	$182,300
Line of Credit - Northern Trust	700,000	697,475
Notes Payable - Shareholder	100,000	102,500
Deferred research and consulting revenue	11,652	20,296

Total current liabilities	962,688	1,002,571

Shareholders’ equity
Preferred stock, $1 par value; 1,000,000 shares authorized; 62,148 shares issued and outstanding	62,148	62,148
Common stock, $.01 par value; 100,000,000 shares authorized; 30,466,416 at July 31, 2003 and 30,621,971 at April 30, 2004, respectively, issued and outstanding; and additional paid-in capital	13,192,175	13,160,175
Accumulated deficit	(13,944,886)	(13,856,753)

Total shareholders’ (deficit) equity	(690,563)	(634,430)

Total liabilities and shareholders’ (deficit) equity	$272,125	$368,141

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended April 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Revenue
Product sales	$67,050	$110,994	$322,540	324,403
Research and consulting	22,619	4,038	58,519	4,038
Royalties	62,538	24,672	148,718	49,706

Total revenue	152,207	139,704	529,777	378,147

Operating expenses
Cost of goods sold	15,190	65,336	137,065	179,465
Selling, general and administrative	70,342	278,264	316,280	908,538
Research and development	66,034	92,598	164,565	561,522

Total operating expenses	151,566	436,198	617,910	1,649,525

Net profit (loss)	$641	$(296,494)	$(88,133)	(1,271,378)

Weighted average number of common shares outstanding	30,588,638	30,466,387	30,534,670	30,172,087

Basic and diluted loss per common share	$0.000	$(0.010)	$(0.003)	(0)

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Periods Ended April 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Operating activities
Net profit (loss)	$641	$(296,494)	$(88,133)	(1,271,378)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,870	7,383	18,801	21,123
Write-off of Fixed Assets	0	0	3,937	0
Common Stock Issued for Services	0	0	17,000	0
Changes in operating assets and liabilities:
Decrease(Increase) in Accounts and royalties receivable	22,848	(22,593)	23,412	(97,106)
Decrease(Increase) in Inventories	(10,145)	(51,704)	101,145	(7,998)

Decrease(Increase) in Prepaid expenses and other assets	(40,395)	11,849	(29,027)	7,777
Increase(Decrease) in Accounts payable and accrued expenses	2,365	17,569	(31,264)	101,699
Deferred research and consulting revenues	(6,694)	(4,037)	(8,644)	(4,037)

Net cash (used in) provided by operating activities	(25,510)	(338,027)	7,227	(1,249,920)

Investing activities
Purchase of furniture, software and equipment	0	(3,488)	0	(12,390)
Patent costs incurred	(5,542)	0	(15,345)	(8,190)

Net cash used in investing activities	(5,542)	(3,488)	(15,345)	(20,580)

Financing activities
Net proceeds from issuance of common stock	0	0	15,000	293,000
Proceeds from (repayment of) loan from shareholder	0	0	(2,500)	0
Proceeds from Line of Credit	2,525	285,000	2,525	687,475

Net cash provided by financing activities	2,525	285,000	15,025	980,475

Net Increase(Decrease) in cash	(28,527)	(56,515)	6,907	(290,025)
Cash, beginning of period	37,806	60,205	2,372	293,715

Cash, end of period	$9,279	$3,690	$9,279	3,690

See notes to condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2004

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended July 31, 2003.

NOTE B-GOING CONCERN - UNCERTAINTY

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

The Company needs to seek new sources or methods of financing or increased revenue to continue as a going concern. The Company is exploring alternate means of raising capital. The Company has been adjusting its business plan to discontinue its Respitrace products and focus on revenues arising from the AT101 passive exercise device. The Company anticipates that funds raised through sales of the AT101 passive exercise device and outside research consultant activities, and royalties from VivoMetrics and Sensormedics will maintain the Company as a going concern until these revenue sources increase There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. If the Company is unable to raise additional funds or is not successful in implementing its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultations, modify its growth and operating plans, and even be forced to terminate operations completely.

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

NIMS assigned its patents for its best-known innovation - an ambulatory monitoring shirt (the computerized LifeShirtTM( system) developed by NIMS’ Chairman, Marvin A Sackner, M.D. - to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirtTM System. Initial marketing has commenced on the LifeShirt System. There can be no assurances as to the amount of revenues that will be derived from the marketing of the LifeShirt system. However, the Company believes that it will receive approximately $25,000 monthly from combined royalties provided by SensorMedics and VivoMetrics for the first Nine Months of the calendar year 2004 and an increase above that figure of an undetermined amount during the final three Months of the calendar year 2004. There can be no assurances that the Company will achieve the anticipated revenues or that such revenues will subsequently increase.

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

Acceleration Therapeutics

Acceleration Therapeutics, a wholly owned division of the Company markets and sells a patented-protected, FDA-registered product called the AT-lOl, This device that has been sold in the United States since 2003 and is marketed as an aid to improving circulation and joint mobility. It consists of a motion platform with a comfortable mattress upon which a person lies. The platform then moves him/her repetitively head to foot at about 140 cycles per minute with gravitational forces within the safety range recommended by an 150 9000 regulatory body.

Treatments with the AT-101 are reimbursable to health care providers from Medicare and insurance companies under CPT 97110, Therapeutic Exercises. The diseases and conditions for which reimbursement may be claimed include most chronic neurological and rheumatologic diseases as well as acute bone and soft tissue injuries.

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

The basis for the AT-101 is that the movement of the platform adds pulses to the natural body pulse as the person is accelerated and decelerated at 140 cycles per minute. These additional pulses act upon the inner lining of blood vessels (endothelium) throughout the body to cause the release of nitric oxide into the circulation.

The importance of nitric oxide was recognized with the awarding of the Nobel Prize in Medicine and Physiology in 1998 to the three investigators who discovered its manufacture by the body. Since 1995, to managements knowledge, there have been over 55,000 scientific papers investigating this molecule. Nitric oxide has several important beneficial effects including its potent anti-inflammatory properties because it suppresses activity of a key gene called nuclear factor kB that directs the inflammatory response. The scientific basis for the AT-lOl consists of peer-reviewed scientific publications as well as presentations at national and international medical meetings. Research has originated from Mount Sinai Medical Center of Greater Miami, Acceleration Therapeutics, and University Research Centers in Zurich and Kyoto. Current studies are taking place in Philadelphia, Miami, Baton Rouge and London.

Acceleration Therapeutics is targeting its marketing efforts on two chronic inflammatory diseases:

Fibromyalgia and Chronic Fatigue Syndrome because of the large population affected and economic impact. Management believes that up to 9.2 million Americans are affected, the economic cost of lost productivity and health care costs is at least $30 billion and there is an absence of a competitive pharmacological therapy. The success of the AT-101 in a study of such patients will be published in a peer-reviewed journal, Medical Hypotheses in late 2004, and a large research study of the AT-101 in Fibromyalgia has begin in May 2004 at the University of Pennsylvania’s Pain Clinic.

Management believes that Acceleration Therapeutics will heighten awareness of the benefits of the AT-lOl and the anti- inflammatory action of nitric oxide especially in Fibromyalgia and the Chronic Fatigue Syndrome with an intensive marketing campaign targeted to South Florida and depending on such results, with a national campaign. Management intends to “seed’ the market with up to 40 AT-101’s by pursuing complementary and alternative medicine practitioners, external counter pulsation centers, physicians and influential patients. We will closely monitor their usage, refer patients to practitioners via inquiries on our web site, and collect additional data for marketing and engineering purposes.

AT101 passive exercise device has been listed with the FDA as a “Class 1” exempt device and can be marketed worldwide as an aid to improving the circulation and joint mobility.

NINE MONTHS ENDED APRIL 30, 2004

COMPARED TO NINE MONTHSENDED APRIL 30, 2003

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $378,147 for the nine month period ended April 30, 2003 to $529,777 for the nine month period ended April 30, 2004, an increase of $151,630, as a result of an increase in research and consulting and royalties.

Costs of goods sold. Costs of goods sold decreased from $179,465 for the nine month period ended April 30, 2003 to $137,065 for the nine months ended April 30, 2004, an decrease of $42,400, primarily due to a decrease in the production costs associated with the AT101.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $908,538 for the nine months ended April 30, 2003 to $316,280 for the nine months ended April 30, 2004, a decrease of $592,258. The decrease is primarily due to decreases in marketing and staff expenses related to the sale of the AT101 motion platform.

Research and development costs. Research and development costs decreased from $561,522 for the nine months ended April 30, 2003 to $164,565 for the nine months ended April 30, 2004, a decrease of $396,957, primarily due to the decrease in product development costs for the AT101 motion platform.

Total operating expenses. Total operating expenses decreased from $1,649,525 for the nine months ended April 30, 2003 to $617,910 for the nine months ended April 30, 2004, a decrease of $1,031,615. The decrease is primarily attributed to decreased selling, general and administrative expenses and research and development costs.

Net Loss. Net loss decreased from a net loss of $($1,271,378) for the nine months ended April 30, 2003 to net loss of ($88,133) for the nine months ended April 30, 2004, a difference of 1,183,245. The decrease is primarily attributed to an increase in research and consulting revenues and a decrease in selling, general and administrative expenses and research and, development costs .

THREE MONTHS ENDED APRIL 30, 2004

COMPARED TO THREE MONTHS ENDED APRIL 30, 2003

Gross revenues. Gross revenues increased from $139,704 for the three month period ended April 30, 2003 to $152,207 for the three month period ended April 30, 2004, a net increase of $12,503, primarily as a result of a decrease in product sales offset against an increase in research and consulting revenues and an increase in royalties.

Costs of goods sold. Costs of goods sold decreased from $65,336 for the three months ended April 30, 2003 to $15,190 for the three months ended April 30, 2004, a decrease of $50,146, primarily due to a decrease cost of production of the AT101 motion platform.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $278,264 for the three months ended April 30, 2003 to $70,342 for the three months ended April 30, 2004, a decrease of $207,922. The decrease is primarily due to decreases in marketing and staff expenses related to the sale of the AT101 motion platform.

Research and development costs. Research and development costs decreased from $92,598 for the three months ended April 30, 2003 to $66,034 for the three months ended April 30, 2004, a decrease of $26,564, primarily due to the decrease in costs of research and development of the AT101 motion platform.

Total operating expenses. Total operating expenses decreased from $436,198 for the three months ended April 30, 2003 to $151,566 for the three months ended April 30, 2004, a decrease of $284,632. The increase is primarily attributed to decreased selling, general and administrative expenses and research and development costs.

Net Loss. Net loss decreased from a net loss of ($296,494) for the three months ended April 30, 2003 to net profit of $641 for the three months ended April 30, 2004, a difference of $297,135. The decrease is primarily attributed to an increase in royalties revenues and decrease in selling, general and administrative expenses and, research and development costs .

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow, and the sale of securities of the Company which realized $15,000 for the nine months ended April 30, 2004.

Current Assets

Cash. Cash increased from $2,372 at July 31, 2003 to $9,279 at April 30, 2004, an increase of $6,907, primarily as a result increased royalty and research and consulting income.

Accounts and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $50,757 at July 31, 2003 to $27,345 at April 30, 2004, a decrease of $23,412.

Inventories. Inventories decreased from $131,579 at July 31, 2003 to $30,434 at April 30, 2004, a decrease of $101,145, primarily as a result of the sales of the AT101 with no replacement of inventory.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased from $25,646 at July 31, 2003 to $54,673 at April 30, 2004, an increase of $29,027.

Furniture and equipment, net. Furniture and equipment, net decreased from $54,213 at July 31, 2003 to $37,840 at April 30, 2004, a decrease of $16,373.

Patents. Patents increased from $103,574 at July 31, 2003 to $112,554 at April 30, 2004, an increase of $8,980.

Total assets. Total assets decreased from $368,141 at July 31, 2003 to $272,125 at April 30, 2004, a decrease of $96,016, primarily as a result of a decrease of inventories.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $182,300 at July 31, 2003 to $151,036 at April 30, 2004, a decrease of $31,264, primarily as a result of decreased costs associated with the AT101 production and development.

Deferred research and consulting revenue. Deferred research and consulting revenue, decreased from $20,296 at July 31, 2003 to $11,652 at April 30, 2004, a decrease of $8,644.

Current Liabilities. Current liabilities decreased from $1,002,571 at July 31, 2003, to $962,688 at April 30, 2004, a decrease of $39,883, primarily a result the decrease in accounts payable and accrued expenses.

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

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

Dated: June 14, 2004	/s/ Marvin A. Sackner
Marvin A. Sackner,
Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.