Form 10KSB
period 2004-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2004-10-29
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

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

State issuer’s revenues for the most recent fiscal year: $851,514.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 29, 2004, computed by reference to the price at which the stock was sold on that date: $2,802,234.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 29, 2004, was 31,221,971.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

Report on Form 10-KSB

For the Fiscal Year Ended July 31, 2004

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

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) is engaged in the research, development, manufacturing and marketing of a non-invasive, therapeutic, periodic acceleration, powered exercise device, which has been designated as the AT-101. In addition, the Company developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These devices provided diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. These diagnostic devices have been sold to SensorMedics Division of Via Sys for cash and royalties on sales and to VivoMetrics for royalties on sales and an equity position. The Company has ceased manufacturing, marketing and sales of the diagnostic devices and now is engaged solely with marketing and sales of the AT-101 powered exercise device.

Business Strategy

During the calendar years 2002, 2003 and 2004, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that will market and distribute its own innovative AT-101 powered exercise device on a worldwide basis. The Company will promote its use in diseases and conditions that fall under the Therapeutic Exercise code for Medicare and third party payer reimbursement for medical necessity of use, particularly Parkinson’s disease, Fibromyalgia and Chronic Fatigue Syndrome. AT-101The Company has also extensively revised its Web site to make it more user-friendly (www.AT-101.com).

Revenue is derived from sales of the AT-101 powered exercise device, royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and recourses of developing and marketing the AT-101 powered exercise device.

NIMS assigned its patents for its best-known innovation - an ambulatory monitoring shirt (the computerized LifeShirtTM system) developed by NIMS’ Chairman, Marvin A Sackner, M.D. - to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirtTM System. Initial marketing has commenced on the LifeShirt System. There can be no assurances as to the amount of revenues that will be derived from the marketing of the LifeShirt system. The Company believes that it will receive approximately $25,000 monthly from combined royalties provided by SensorMedics and VivoMetrics for the first Nine Months of the calendar year 2004 and approximately $30,000 per year for the remainder of the calendar year 2004. There can be no assurances that the Company will achieve the anticipated revenues or that such revenues will subsequently increase.

This annual financial report strongly reflects the initial consequences of a transition to a manufacturing and marketing company and the results of this transition on the Company’s business, financial condition and operating results. The Company anticipates experiencing losses at least through the next two to three fiscal quarters as it completes this transition and develops a market for its newest product, the AT-101 motion platform. NIMS controls production and marketing of its products through its new division, “Acceleration Therapeutics”.

B.	Financial Information About Industry Segments.

Not applicable.

C.	Narrative Description of Business.

Introduction

The Company is engaged in the marketing and sales of a non-invasive, therapeutic, periodic acceleration, powered exercise device which has been designated as the AT-101.

Current Products

AT-101 Powered Exercise Device

Sales of the AT-101 powered exercise device commenced in October 2002 in Japan and in February 2003 in USA. QTM Incorporated, an FDA registered manufacturer (Oldsmar, FL) is currently manufacturing the device. The AT-101 is built in accordance with ISO and FDA Good Manufacturing Practices.

Clinical presentations using the device in such diseases as Parkinson’s disease, multiple sclerosis, amyotrophic lateral sclerosis, polyneuropathy, chronic fatigue syndrome, fibromyalgia, osteoarthritis, carpal tunnel syndrome, restless legs syndrome, asthma, osteoarthritis and chronic heart failure have been made at national and international meetings from medical centers in Miami, Zurich, Kyoto, and Philadelphia. Investigators from Mt. Sinai Medical Center of Greater Miami found that application of the AT-101 in experimental allergic asthma in sheep produced similar benefits to treatment with corticosteroids. Animal studies have been reported on a modified version of the AT-101 as a cardiopulmonary resuscitation technology. A paper on the application of the AT-101 in fibromyalgia and the chronic fatigue syndrome from Mt. Sinai Medical Center of Greater Miami was published in the July issue of Medical Hypotheses. Two papers have been accepted for publication in medical journals from Mt. Sinai Medical Center of Greater Miami, one demonstrating the homodynamic activity brought about by the AT-101 in normal humans and patients, the other dealing with the beneficial blood changes in animals during AT-101 application.

Data from clinical investigations reveal that application of the AT-101 powered exercise device is associated with release of nitric oxide in humans into the circulation through addition of pulses to the natural pulse through AT-101 application. This finding supports our belief that the AT-101 will have a major impact in many disease states in which increased production of nitric oxide from the inner lining of blood vessels is beneficial.

The AT-101 powered exercise device is another invention by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai

Medical Center. Dr. Sackner is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine.

The AT-101 powered exercise device is a comfortable gurney styled device that moves repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The AT-101 powered exercise device has been listed with the FDA as a “Class 1” exempt device and can be marketed worldwide as an aid to improving the circulation and joint mobility.

The Company requires additional capital to remain in business and commercialize the AT-101 powered exercise device. Management of the Company will continue to seek sources of funding. Failure to secure necessary financing will result in reduction and curtailment of operations.

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

During the fiscal year ended July 31, 2004, the Company’s principal product development activities were focused on the AT101 motion platform.

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

Employees

The Company currently employs four full-time employees on a full-time basis. Three are engaged in general, marketing and administrative duties and one in research and development.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company occupies approximately 9455 square feet at 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village, Florida, which house its executive offices and product development facilities. Such space is leased on a five year contract, commencing in 2002, from a non-affiliated party at an annual rental in 2003 of approximately $143,000.

On July 23, 2003 the Company entered into a Letter Addendum, as defined, with its landlord in order to temporarily reduce rent expense under the terms of the original lease agreement. Under the terms of the Letter Addendum the Company total rent was reduced to $10,960 per month for the period from August 1, 2003 through April 30, 2004 and reduced to $11,491 beginning on May 1, 2004 for a period of three months through July 31, 2004.

On June 1, 2004 the Company entered into a Sublease agreement for a portion of its corporate office space provided to Hema Diagnostics Systems, LLC (“HDS”). Under the terms of the Sublease HDS agreed to pay the Company rent of $51,348 per annum payable in equal monthly installments of $4,279 through and including April 30, 2007.

Net future minimum rental payments for required under the operating lease for this office building as of July 31, 2004 are as follows:

Fiscal Year	Payment Obligation	Less: Sub-Lease	Net Lease Obligation
2005	$175,000	(51,348)	$123,652
2006	160,000	(51,348)	108,652
2007	166,000	(38,511)	127,489

	$501,000	$(141,207)	$359,793

Rent expense was approximately $154,000 and $143,000 for the years ending July 31, 2004 and 2003, respectively.

ITEM 3.	LEGAL PROCEEDINGS.

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

The Company’s Common Stock is currently traded in the over-the-counter market and is listed on the OTC Bulletin Board. The high and low bid prices for the Common Stock, as reported by the OTC Bulletin Board for each quarter during the last two fiscal years were as follows:

Quarter Ended	High	Low
October 31, 2002	$0.22	$0.20
January 30, 2003	$0.31	$0.29
April 30, 2003	$0.25	$0.22
July 31, 2003	$0.28	$0.25
October 31, 2003	$0.16	$0.15
January 30, 2004	$0.10	$0.09
April 30, 2004	$0.08	$0.08
July 30, 2004	$0.09	$0.09

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

B.	Holders

As of October 29, 2004 there were approximately 1,554 holders of record of the Common Stock.

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

Results of Operations.

YEAR ENDED JULY 31, 2004 COMPARED TO YEAR ENDED JULY 31, 2003.

Gross Revenues, Costs of Operations and Net Income (loss)

Gross Revenues. Gross revenues increased from $463,132 for the year ended July 31, 2003 to $851,514 for the year ended July 31, 2004, an increase of $388,382, primarily due to increase in sales of the AT101 of $62,108, research and consulting of $73,657 and royalties of $252,617.

Product Sales. Product Sales increased from $384,132 for the year ended July 31, 2003 to $446,240 for the year ended July 31, 2004, an increase of $62,108 primarily due to increase in sales of the AT101.

Research and Consulting. Revenue from research and consulting increased from $4,337 for the year ended July 31, 2003 to $77,994 for the year ended July 31, 2004, an increase of $73,657, primarily due to increase in revenue arising from the research and consulting services from the Hellicore project.

Royalties. Royalties increased from $74,663 for the year ended July 31, 2003 to $327,280 for the year ended July 31, 2004, an increase of $252,617 primarily due to increased royalties received from Vivometrics, Inc.

Cost of Operations. Operating expenses decreased from $2,019,317 for the year ended July 31, 2003 to $825,324 for the year ended July 31, 2004, a decrease of $1,193,993. This decrease was due to a decrease in cost of goods sold of $68,635, a decrease in research and development of $352,427 and a decrease in selling, general, a decrease in write-off of patents and trademarks of $65,881 and administrative expenses of $707,050.

Cost of Goods Sold. Cost of goods sold decreased from $236,863 for the year ended July 31, 2003 to $168,228 for the year ended July 31, 2004, a decrease of $68,635, primarily due to decreased sales of the Respitrace products.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased from $1,111,902 for the year ended July 31, 2003 to $404,852 for the year ended July 31, 2004, a decrease of $707,050, primarily due to decreased expenses associated with the cost of sales persons, legal and related expenses associated with marketing of the AT101 motion platform.

Research and Development. Research and development costs decreased from $604,671 for the year ended July 31, 2003 to $252,244 for the year ended July 31, 2004, a decrease of approximately $352,427, primarily due to reduced develop costs associated with the AT101 platform.

Net income (loss) Net income increased from a loss of $1,556,185 for the year ended July 31, 2003 to a net income of $26,190 for the year ended July 31, 2004, an increase of $1,582,375, primarily due to a decrease in costs of operation and increase in royalties.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow. Management of the Company estimates that the Company requires a minimum cash flow of $50,000 per month to maintain operations. In fiscal 2003, the Company required a minimum cash flow of $80,000 per month to maintain operations. The Company predominantly finances its operations from the sale of the AT101 Motion Platform. Additional capital will be required after the second quarter of fiscal 2005 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on increasing revenues from the marketing of acceleration therapeutic products. The Company expects to raise additional capital subsequent to the second quarter of fiscal 2005. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, or modify its growth and business plan.

Current Assets

Cash. As of July 31, 2004, the Company had $133,671 in cash as compared to $2,372 as of July 31, 2003, an increase of $131,299. The increase in working capital was primarily due to an increase in revenues.

Accounts Receivable and Royalties Receivable. As of July 31, 2004, the Company had $97,736 in accounts receivable and royalties receivable as compared to $50,757 as of July 31, 2003, an increase of $46,979, primarily due to an increase in royalty receivables.

Inventories. As of July 31, 2004, the Company had $20,635 in inventories as compared to $131,579 as of July 31, 2003, a decrease of $110,994, primarily due to increased sales of the AT101 motion platform.

Prepaid expenses and other current assets. As of July 31, 2004, the Company had $57,043 in prepaid expenses and other current assets as compared to $25,646 as of July 31, 2003, an increase of $31,397, primarily due increase in advance payments for inventory.

Furniture and equipment. As of July 31, 2004, the Company had $33,553 in furniture and equipment, net of accumulated depreciation of $112,046 as compared to $54,213 in furniture and equipment, net of accumulated depreciation of $95,968 as of July 31, 2003, a decrease of $20,660, primarily due to a write-off of 3,937 of fixed assets and increased accumulated depreciation.

Patents. As of July 31, 2004, the Company had $112,046 in patents, net of accumulated amortization of $45,565 as compared to $103,574 net of accumulated amortization of $38,974 as of July 31, 2003, an increase of $8,472, primarily due an increase to AT101 patents and an increase in accumulated amortization.

Liabilities

Current liabilities. Current liabilities decreased from $1,002,571 for the year ended July 31, 2003 to $988,924 for the year ended July 31, 2004, a decrease of approximately $13,647, primarily due to a decrease of $83,376 in accounts payable and an increase in loan payable to an officer of $62,500.

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $182,300 for the year ended July 31, 2003 to $98,924 for the year ended July 31, 2004, a decrease of approximately $83,376, primarily due to a decrease of accounts payable.

Deferred research and consulting revenue. Deferred research and consulting revenue increased from $20,296 for the year ended July 31, 2003 to $25,000 for the year ended July 31, 2004, an increase of $4,704.

Cash provided by operating activities. Cash provided by operating activities increased from ($1,350,896) for the year ended July 31, 2003 to $66,619 for the year ended July 31, 2004, an increase of $1,417,515. The increase in cash provided by operating activities is primarily attributable to an increase in net income $1,582,375.

Cash used in investing activities. Cash used in investing activities decreased from $30,922 for the year ended July 31, 2003 to $15,345 for the year ended July 31, 2004, a decrease of $15,577. Investing activities consist primarily of the costs for patents and purchase of furniture and equipment.

Cash provided by financing activities. Cash provided by financing activities decreased from $1,090,475 for the year ended July 31, 2003 to $80,025 for the year ended July 31, 2004, a decrease of $1,010,450 primarily due to a comparative decrease in funds raised from private placement offering of the Company’s securities and a decrease in proceeds from borrowings.

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

The reports of independent auditors on financial statements at and for the year ended July 31, 2004, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note 2 to the consolidated financial statements describe the conditions which raise this doubt and management’s plans. As previously noted, revenues generated from sales of the AT101 motion platform were insufficient to fund operations during fiscal 2004. If revenues generated from AT101 motion platform sales or other sales do not reach levels sufficient to fund working capital requirements during fiscal 2005, the Company will require further financing to continue operations during fiscal 2005 and in any event may require additional capital to fund marketing efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current directors and executive officers of the Company are as follows:

Name	Age	Position

Marvin A. Sackner, M.D.	72	Chairman of the Board,

Taffy Gould	61	Director and Vice Chairman of the Board

Morton J. Robinson, M.D.	72	Secretary and Director

Gerard Kaiser, M.D.	72	Director

Leila Kight	56	Director

John G. Clawson	76	Director

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

The Company has eight directors consisting of two directors in Class One, two directors in Class Two, and four directors in Class Three. Class One Directors were elected in 2002 to serve initially for two years and then for periods of six years. Gerard Kaiser, M.D. was elected as a Class One Director Class Two Directors were elected in 2002 to serve initially for four years and then for periods of six years. Leila Kight and John G. Clawson were elected in 2002 as Class Two Directors. Class Three Directors were elected in 2002 to serve initially for six years and then for periods of six years. Marvin A. Sackner, M.D., Taffy Gould, and Morton J. Robinson, M.D. were elected as Class Three Directors.

The Company has an Executive Committee consisting of Marvin A. Sackner, Morton J. Robinson, M.D and Taffy Gould, with such Committee acting as Audit and Legal Committee as well as Compensation and a Stock Option Review Committee. There are no other committees of the Board of Directors. The Board of Directors met four times in fiscal 2002.

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

The following compensation table sets forth, for the fiscal years ending July 31, 2001, 2002, and 2003, the cash and certain other compensation paid by the Company to the Company’s Chief Executive Officer (“CEO”). No other current executive officer had an annual salary and bonus in excess of $100,000 during either of such fiscal years:

Name and Principal Position	Year	Annual Compensation Salary ($)		Long-Term Compensation Securities Underlying Options
Allan F. Brack Past Chief Executive Officer (commencing May, 2001)	2001 2002	$ $	135,000 135,000	400,000 shares 125,000 shares	*
Marvin A. Sackner Chief Executive Officer (commencing May, 2001)	2002 2003 2004	$ $ $	99,000 99,000 99,000

*	Options awarded pursuant an employment agreement, dated May 11, 2001. The pricing of the Option shall be an exercise price per share equal to $.50 with 100,000 Options vesting as of May 11, 2002, 100,000 Options vesting as of May 11, 2003, 100,000 Options vesting as of May 11, 2004 and the final 100,000 Options vesting as May 11, 2005.

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

The following table sets forth certain information regarding NIMS’ Common Stock, Series C Convertible Preferred Stock and NIMS’ voting securities beneficially owned on October 29, 2004, by (i) each person who is known by NIMS to own beneficially or exercise voting or dispositive control over 5% or more of NIMS’ Common Stock, (ii) each of NIMS’ Directors and (iii) all executive officers and Directors as a group:

Name and Address Identify of Group	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned (1)	Percentage of Class (3)	No. of Shares of Voting Securities Beneficially Owned (4)		Percentage of Beneficial Ownership (4)
Marvin A. Sackner, M.D. 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	13,653,204	(5)	36%	36,855.92	59.4%	13,689,959.92	(5)	36%

Taffy Gould 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	1,121,666	(6)	3.0%	-0-	-0-	1,121,666	(6)	3.0%

Morton J. Robinson, M.D. 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	826,991	(7)	2.2%	1,073.19	1.7%	828,064.19	(7)	2.2%

Name and Address Identify of Group	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned (1)	Percentage of Class (3)	No. of Shares of Voting Securities Beneficially Owned (4)		Percentage of Beneficial Ownership (4)
Gerard Kaiser, M.D. 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	291,541	(8)	*	75.00	*	291,616	(8)	*

Leila Kight 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	1,621,666	(9)	4.3%	-0-	-0-	1,621,666	(9)	4.3%

John G. Clawson 1666 Kennedy Causeway Avenue, Suite 400, North Bay Village Florida 32341	496,666	(9)	1.3%	-0-	-0-	4960666	(9)	1.3%

All executive officers and directors as a group (7 persons)	18,011,734	(10)	47.6%	38,004.11	61.2%	18,049,738.11	(10)	47.6%

*	Less than 1%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner’s percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.

(2)	Based on 37,834,971 shares of Common Stock, consisting of 31,221,971 shares of Common Stock issued and outstanding as of July 31, 2004 and 6,613,000 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder.

(3)	Based on 62,048 Series C Convertible Preferred Stock issued and outstanding, as of July 31, 2004.

(4)	Based on 37,897,119 shares consisting of shares of Common Stock, consisting of 31,221,971 shares of Common Stock issued and outstanding as of July 31, 2004, 62,048 Series C Convertible Preferred Stock and 100 shares of Series B Preferred Stock issued and outstanding as of July 31, 2004 and 6,613,000 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder. Holders of Series C Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock on a share-for-share basis as a single class, on all matters except as otherwise required by law

(5)	Includes securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse and includes options to purchase 1,277,000 shares of Common Stock.

(6)	Includes options to purchase 611,666 shares of Common Stock. Does not include shares of Common Stock and options to purchase Common Stock held by family members.

(7)	Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson’s medical practice and includes options to purchase 357,500 shares of Common Stock. Does not include securities held by trust established for the benefit of Dr. Robinson’s children, in which securities he disclaims beneficial ownership.

(8)	Includes shares of Common Stock held by Dr. Kaiser’s spouse and includes options to purchase 195,000 shares of Common Stock.

(9)	Includes securities held by Leila Kight and John Ballou and includes options to purchase 621,666 shares of Common Stock.

(10)	Includes options to purchase 210,666 shares of Common Stock.

(11)	Includes options to purchase 3,273,498 shares of Common Stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has approximately a 3% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. Dr. Sackner’s son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc. Dr. Sackner currently serves as Medical Director and member of the Board of Directors of VivoMetrics, Inc. The Company is a party to a month by month agreement with VivoMetrics, Inc. for continuing research and development on the LifeShirt system.

The Company retains title and interest in and to any and all derivative patents related to the products incorporated within the LifeShirt System in exchange for a royalty 5% of the Company’s sales of certain products and services. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Under the agreement with Vivometrics, Inc., Vivometrics, Inc. grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If Vivometrics, Inc. fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty of 5% of the gross revenues the Company earns on these sales. In addition, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to Vivometrics, Inc. in consideration for a royalty of 3% of Vivometrics, Inc.’s gross revenues from sales of certain products. The minimum royalty in the second year was $250,000.

On December 30, 2003 the Company amended the agreement regarding assignment of patents and related intellectual property, whereby the Company agreed to provide for the payment by VivoMetrics of the balance of the Additional Minimum Royalty, as defined in twelve equal monthly payments beginning January 15, 2004. Total royalties receivable from VivoMetrics was $90,075 as of July 31, 2004.

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

During fiscal year 2004 the Company issued a Note payable to an officer and shareholder of the Company in the amount of $65,000. Total Notes payable to such officer and shareholder of the Company was $165,000 at July 31, 2004.

During fiscal year 2004 the Company issued common stock for services as follows: 500,000 shares issued to an officer and shareholder of the Company; 100,000 shares issued to a shareholder of the Company; 100,000 shares issued to a vendor.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a). Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation, as amended (1)

(b)	By-Laws, as amended (2)

4(a)	Form of Certificate evidencing shares of Common Stock (3)

10(c)	Revised SMC Agreement (4)

21	Subsidiaries of the Company (2)

23	Consent of Independent Auditors(5)

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1989 and are incorporated herein by reference.

(2)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.

(3)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.

(4)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.

(5)	Filed herewith.

(b) Reports on Form 8-K

None.

ITEM 14	CONTROLS AND PROCEDURES

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

NON-INVASIVE MONITORING SYSTEMS, INC.

FINANCIAL STATEMENTS

For the years ended July 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive Monitoring Systems, Inc. (“the Company”) as of July 31, 2004, and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. as of July 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operating and liquidity concerns, has an accumulated deficit of $13,830,563 and a shareholders’ deficiency of $534,230 at July 31, 2004, current liabilities exceeded current assets by $691,839 at July 31, 2004 and incurred net income of $26,190 and net cash of $66,619 was provided from operations during fiscal year 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Jewett, Schwartz, & Associates

October 18, 2004

Hollywood, Florida

NON-INVASIVE MONITORING SYSTEMS, INC.

BALANCE SHEET

July 31, 2004
ASSETS
Current assets
Cash	$133,671
Royalties receivable	97,736
Inventories	20,635
Prepaid expenses, deposits and other current assets	57,043

Total current assets	309,085
Furniture and equipment, net	33,553
Patents, net	112,046

Total assets	$454,684

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$98,924
Notes payable to related party	165,000
Notes payable
Deferred research and consulting revenue	25,000

Total current liabilities	288,924
Note Payable	700,000

Total liabilities	988,924

Commitments and contingencies (See Note 12)
Shareholders’ deficiency
Preferred stock, $1 par value; 1,000,000 shares authorized
Preferred Series B, 100 shares issued and outstanding	100
Preferred Series C, 62,048 shares issued and outstanding	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 30,466,416 shares issued and outstanding; and additional paid-in capital	13,234,175
Accumulated deficit	(13,830,563)

Total shareholders’ deficiency	(534,240)

Total liabilities and shareholders’ deficiency	$454,684

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

Years Ended July 31, 2004 and 2003

	2004	2003
Revenue
Product sales	$446,240	$384,132
Royalties	327,280	74,663
Research and consulting	77,994	4,337

Total revenue	851,514	463,132

Operating expenses	168,228	236,863
Cost of products sold
Selling, general and administrative	404,852	1,111,902
Research and development	252,244	604,671
Impairment of trademarks	0	65,881

Total operating expenses	825,324	2,019,317

Net income (loss)	$26,190	$(1,556,185)

Weighted average number of common shares outstanding	30,734,008	30,240,002

Basic and diluted loss per common share	$0.001	$(0.051)

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock and Additional Paid-in Capital		Accumulated Deficit	Total
	Series B	Series C	Shares	Amount
Balance at July 31, 2002	$100	$62,048	29,489,726	$12,867,175	$(12,300,568)	$628,755
Common stock issued for cash	—	—	976,690	293,000	—	293,000
Net loss	—	—	—	—	(1,556,185)	(1,556,185)

Balance at July 31, 2003	100	62,048	30,466,416	13,160,175	(13,856,753)	(634,430)
Common stock issued for cash	—	—	55,555	15,000	—	15,000
Common stock issued for services			700,000	59,000		59,000
Net loss	—	—	—	—	26,190	26,190

Balance at July 31, 2004	$100	$62,048	31,221,971	$13,234,175	$(13,830,563)	$(534,240)

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

Years Ended July 31, 2004 and 2003

	2004	2003
Operating activities
Net income (loss)	$26,190	$(1,556,185)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	23,596	28,510
Abandonment of fixed assets	3,937	0
Common stock issued for services	59,000	0
Impairment of trademarks	0	65,880
Changes in operating assets and liabilities:
Royalties receivable	(46,979)	(17,023)
Inventories	110,944	31,894
Prepaid expenses and other assets	(31,397)	17,961
Accounts payable and accrued expenses	(83,376)	82,404
Deferred research and consulting revenues	4,704	(4,337)

Net cash provide by (used in) operating activities	66,619	(1,350,896)

Investing activities
Purchase of furniture, software and equipment	0	(12,390)
Patent costs incurred	(15,345)	(18,532)

Net cash used in investing activities	(15,345)	(30,922)

Financing activities
Net proceeds from issuance of common stock	15,000	293,000
Proceeds from loan from shareholder	65,000	100,000
Repayments for loan from shareholder	(2,500)	0
Proceeds from note payable	2,525	697,475

Net cash provided by financing activities	80,025	1,090,475

Net Increase(Decrease) in cash	131,299	(291,343)
Cash, beginning of period	2,372	293,715

Cash, end of period	$133,671	$2,372

Cash paid for interest
Cash paid for taxes

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2004 and 2003

1.	ORGANIZATION AND GOING CONCERN

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), a Florida corporation, manufactured computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body’s surface that has been sold to SensorMedics Division of ViaSys for cash and royalties and to VivoMetrics for royalties and an equity stake in VivoMetrics. It has shifted its business to marketing and sales of a therapeutic motion platform, powered exercise device designated the AT-101. The Company also performs consultative research of therapeutic medical and monitoring devices.

Going Concern. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has an accumulated deficit of $13,830,563 and a shareholders’ deficiency of $534,230 at July 31, 2004, current liabilities exceeded current assets by $691,839 at July 31, 2004 and incurred net income of $26,190 and net cash of $66,619 was provided from operations during fiscal year 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management’s plans as to these matters are for the Company to seek new sources or methods of funding operations or revenue from the sale of its products, royalties and research and consulting services to pursue its business strategy. Management also plans to obtain additional capital through the sale of the Company’s securities. However, at this time there can be no assurance that the Company will be able to successfully implement its plans or if such plans are successfully implemented that the Company will obtain the necessary capital or revenue to continue funding operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk. The company maintained cash in one bank account in excess of the FDIC insurance limits by $33,671 at July 31, 2004.

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method and consist primarily of components.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2004 and 2003

Furniture and Equipment. Furniture and equipment are stated at cost and depreciated using the straight-line method, over the 5-year estimated useful lives of the assets.

Patents. Costs incurred in applying for patents are capitalized and amortized using the straight-line method over the lives of the patents. The Company incurred no costs in defending patents during the fiscal year ended July 31, 2004.

Long-Lived Assets. The Company reviews its long-lived assets that consist of patents for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the sum of the estimated future cash flows and the carrying amount of the asset. Management reviewed its long-lived assets and determined that a reduction of $0 and $65,881 should be recorded as an impairment of the carrying amount of trademarks as of July 31,2004 and 2003, respectively.

Income Taxes. The Company provides for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

As of July 31, 2004 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists and when collection of the fixed or determinable selling price is reasonable assured. The Company recognizes product sales revenue when products are shipped and royalties as they are earned. Research and consulting revenue is recognized over the term of the respective agreements.

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the year ended July 31, 2004.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2004 and 2003

Research and Development Costs. Research and development costs are expensed as incurred.

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on prior warranty costs incurred. There were no warranty costs incurred during the fiscal year ended July 31, 2004.

Earnings (Loss) Per Share. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include royalties receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for royalties receivable, accounts payable and accrued expenses because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recent Accounting Pronouncements. The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

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

3.	ROYALTIES RECEIVABLE

In August 2000, the Company entered into license and research and consulting agreements with VivoMetrics, Inc. (“VivoMetrics”). In accordance with the terms of these agreements the Company assigned certain patents and software, as well as a non-exclusive, worldwide license under these items, to VivoMetrics in consideration for royalty fees of 3% of sales. The minimum royalty payable to the Company was $250,000 during the Minimum Royalty Year, as defined and due in full on July 30, 2004.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2004 and 2003

On December 30, 2003 the Company amended the agreement regarding assignment of patents and related intellectual property, whereby the Company agreed to provide for the payment by VivoMetrics of the balance of the Additional Minimum Royalty, as defined in twelve equal monthly payments beginning January 15, 2004. Total royalties receivable from VivoMetrics was $90,075 as of July 31, 2004. See Note 12.

4.	FURNITURE AND EQUIPMENT, NET

Furniture and equipment, net of accumulated depreciation consist of the following at July 31, 2004:

Furniture and fixtures	5 yrs	$7,960
Computer equipment and software	5 yrs	58,145
Product demonstration equipment	5 yrs	12,659
Leasehold improvements and other	3.5 yrs	7,070

		85,834
Less: accumulated depreciation		(52,301)

		$33,533

Depreciation expense was $17,148 and $17,688 during the fiscal year ended July 31, 2004 and 2003, respectively.

5.	PATENTS, NET

Patents, net of accumulated amortization consist of the following at July 31, 2004:

Patents	$52,530
Pending patents	84,562
Other patent costs	20,519

157,611

Less: accumulated amortization	(45,565)

$112,046

Amortization expense was $6,875 and $10, 822 during the fiscal year ended July 31, 2004 and 2003, respectively.

6.	NOTES PAYABLE – RELATED PARTY

As of July 31, 2004, the total Notes payable to an officer and shareholder of the Company was $165,000. The Notes are payable upon demand in cash or common stock or preferred stock of the Company and in the event of default the notes become immediately due and payable in cash with interest accruing at 1.5% per month on any unpaid balance. The Notes bear no interest and are due and payable in full upon demand at the discretion of the officer and shareholder of the Company.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2004 and 2003

7.	NOTE PAYABLE

On February 27, 2004 the Company converted its revolving line of credit to a Promissory Note in the amount of $700,000 payable to a new bank. The Company pledged all corporate assets excluding fixtures as collateral. The Promissory Note requires the Company to make twelve (12) payments of interest beginning March 27, 2004 and on the 27th day of each month thereafter; twenty three (23) payments of principal and interest in the amount of $10,211 beginning on March 27, 2005 and on the 27th day of each month thereafter; and a final payment of the entire unpaid balance of principal, earned fees and charges and accrued and unpaid interest, on February 27, 2007. The Promissory Note bears interest at an annual rate of 5.875%. Interest expense was $31,169 during the year ended July 31, 2004.

The following principal payments are due and payable:

Fiscal Year Ended July 31,	Principal Obligation
2005	$33,500
2006	84,000
2007	582,500

$700,000

8.	INCOME TAXES

At July 31, 2004, the Company has available net operating loss carry forwards of approximately $12,638,000 which expire in various years through 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company’s deferred income tax asset would result from the net operating losses and amounted to approximately $4,900,000.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $4,900,000 valuation allowance at July 31, 2004 was necessary. The increase in the valuation allowance for the year ended July 31, 2004 is $600,000.

9.	STOCK BASED COMPENSATION

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2004 and 2003

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

Pro forma net loss	$(6,060)
Pro forma loss per share	$(0.001)
Risk free interest rate	5.32%
Expected lives	5-10 years
Expected volatility	108%

For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized over the options’ vesting period (0 to 5 years).

The following table summarizes the transactions of the Company’s stock options for the two-year period ended July 31, 2004:

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2004 and 2003

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2002	5,232,500	$0.429
Options granted	732,500	0.500
Options exercised	—	—
Options forfeited	—	—

Options outstanding, July 31, 2003	5,968,000	0.438
Options granted	645,000	0.200
Options exercised	—	—
Options forfeited	—	—

Options outstanding, July 31, 2004	6,613,000	$0.415

Options to purchase 5,775,000 and 5,130,000 shares were exercisable at July 31, 2004 and 2003, respectively.

10.	PREFERRED STOCK

Series B Preferred Stock has a liquidation preference of $100 per share, provides for a noncumulative dividend of $10 per share, if declared, and has 100 shares issued and outstanding.

Series C Preferred Stock has a liquidation preference of $1 per share, provides for a noncumulative dividend of $0.40 per share, if declared, and has 62,048 shares issued and outstanding.

Holders of the Company’s Preferred Stock are entitled to one vote for each share held. No preferred stock dividends have been declared as of July 31, 2004.

11.	COMMON STOCK

Year Ending July 31, 2003. The Company raised $293,000, net of issuance costs, on the sale of 976,690 shares of common stock and options to purchase 732,500 shares of common stock. The fair value of the options on the grant was approximately $161,000 calculated using the Black-Scholes Option Pricing Model.

Year Ending July 31, 2004. The Company raised $15,000, net of issuance costs, on the sale of 55,555 shares of common stock.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2004 and 2003

RELATED PARTY TRANSACTIONS

In August 2000, the Company entered into license and research and consulting agreements with VivoMetrics. The Company also received founders’ common stock of VivoMetrics which has subsequently been diluted to approximately 3% ownership interest in VivoMetrics. The Company consults on patents pending transferred from the Company to VivoMetrics and on technologic issues for which it receives financial compensation on a project by project basis. The CEO of the Company is also a member of the Board of Directors and also a member of the Scientific Advisory Board of VivoMetrics.

During fiscal year 2004 the Company issued a Note payable to an officer and shareholder of the Company in the amount of $65,000. Total Notes payable to such officer and shareholder of the Company was $165,000 at July 31, 2004.

During fiscal year 2004 the Company issued common stock for services as follows: 500,000 shares issued to an officer and shareholder of the Company; 100,000 shares issued to a shareholder of the Company; 100,000 shares issued to a vendor.

12.	COMMITMENTS AND CONTINGENCIES

Leases. On July 23, 2003 the Company entered into a Letter Addendum, as defined, with its landlord in order to temporarily reduce rent expense under the terms of the original lease agreement. Under the terms of the Letter Addendum the Company total rent was reduced to $10,960 per month for the period from August 1, 2003 through April 30, 2004 and reduced to $11,491 beginning on May 1, 2004 for a period of three months through July 31, 2004.

On June 1, 2004 the Company entered into a Sublease agreement for a portion of its corporate office space provided to Hema Diagnostics Systems, LLC (“HDS”). Under the terms of the Sublease HDS agreed to pay the Company rent of $51,348 per annum payable in equal monthly installments of $4,279 through and including April 30, 2007.

Net future minimum rental payments for required under the operating lease for this office building as of July 31, 2004 are as follows:

Fiscal Year	Payment Obligation	Less: Sub-Lease	Net Lease Obligation
2005	$175,000	(51,348)	$123,652
2006	160,000	(51,348)	108,652
2007	166,000	(38,511)	127,489

	$501,000	$(141,207)	$359,793

Rent expense was approximately $154,000 and $143,000 for the years ending July 31, 2004 and 2003, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: October 29, 2004	By:	/s/ MARVIN A. SACKNER
Marvin A. Sackner, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ MARVIN A. SACKNER MARVIN A. SACKNER	Chairman of the Board and Director	October 29, 2004

/S/ TAFFY GOULD TAFFY GOULD	Vice Chairman of the Board and Director	October 29, 2004

/S/ MORTIN J. ROBINSON MORTON J. ROBINSON	Secretary and Director	October 29, 2004

/S/ GERARD KAISER GERARD KAISER	Director	October 29, 2004

/s/ JOHN G. CLAWSON JOHN G. CLAWSON	Director	October 29, 2004

/s/ LEILA KIGHT LEILA KIGHT	Director	October 29, 2004

EXHIBIT INDEX

Exhibit No.	Description
23	Consent of Independent Auditors

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002