Form 10QSB
period 2004-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2004-12-15
CIK 720762

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

0-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1666 Kennedy Causeway Avenue, Suite 400

North Bay Village Florida 33141

(Address of principal executive offices) (Zip Code)

(305) 861-0075

(Registrant’s telephone number:)

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of December 15, 2004 was 31,221,971.

This document contains 15 pages

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	October 31, 2004	July 31, 2004
	(unaudited)
ASSETS
Current assets
Cash	$97,651	$133,671
Accounts and royalties receivable	77,834	97,736
Inventories	10,490	20,635
Prepaid expenses, deposits and other current assets	108,098	57,043

Total current assets	294,073	309,085
Furniture and equipment, net	29,609	33,553
Patents, net	118,756	112,046

Total assets	$442,438	$454,684

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$105,682	$98,924
Notes payable - Gibraltar	81,691	—
Notes payable - related party	165,000	165,000
Deferred research and consulting revenue	5,000	25,000

Total current liabilities	357,373	288,924
Note payable	618,309	700,000

Total Liabilities	975,682	988,924

Shareholders’ deficit
Preferred Series B, 100 shares issued and outstanding	100	100
Preferred Series C, 62,048 shares issued and outstanding	62,048	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 31,221,971 shares issued and outstanding; and additional paid-in capital	13,234,175	13,234,175
Accumulated deficit	(13,829,567)	(13,830,563)

Total shareholders’ deficit	(533,244)	(534,240)

Total liabilities and shareholders’ equity	$442,438	$454,684

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended October 31, 2004 and 2003

	Three Months Ended
	2004	2003
Revenues

Product sales	$150,079	$207,330
Royalties	41,028	22,972
Research and consulting	20,000	1,650

Total revenue	211,107	231,952

Operating expenses

Cost of goods sold	71,399	101,052
Selling, general and administrative	91,350	144,111
Research and development	47,361	54,267

Total operating expenses	210,110	299,430

Net Income (loss)	997	(67,478)

Weighted average number of common shares outstanding	31,221,971	30,494,194

Basic and diluted loss per common share	$0.000	$(0.002)

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Period Ended October 31, 2004 and 2003

	Three Months Ended
	2004	2003
Operating activities
Net income (loss)	$997	$(67,478)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,943	6,503
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts and royalties receivable	19,902	45,757
Decrease (Increase) in Inventories	10,145	84,587
Decrease (Increase) in Prepaid expenses and other assets	(51,055)	2,547
Increase (Decrease) in Accounts payable and accrued expenses	6,758	(46,242)
Deferred research and consulting revenues	(20,000)	(1,650)

Net cash provided by (used in) operating activities	(29,310)	24,024

Investing activities
Patent costs incurred	(6,710)	—

Net cash used in investing activities	(6,710)	—

Financing activities
Net proceeds from issuance of common stock	—	15,000

Net cash provided by (used in) financing activities	—	15,000

Net Increase (Decrease) in cash	(36,020)	39,024
Cash, beginning of period	133,671	2,372

Cash, end of period	$97,651	$41,396

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2004

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended July 31, 2004.

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

Current Products

AT-101 Powered Exercise Device

Acceleration Therapeutics, a wholly owned division of the Company markets and sells a patented-protected, FDA-registered product called the AT-lOl.

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

THREE MONTHS ENDED OCTOBER 31, 2004

COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2003

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $231,952 for the three month period ended October 31, 2003 to $211,107 for the three month period ended October 31, 2004, an decrease of $20,845, primarily as a result of an decrease in product sales of $57,251 and an increase in royalties revenues of $18,056 and an increase in research and consulting revenue of $18,350.

Costs of goods sold. Costs of goods sold decreased from $101,052 for the three months ended October 31, 2003 to $71,399 for the three months ended October 31, 2004, a decrease of $29,653, primarily due to a decrease in the number of units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $144,111 for the three months ended October 31, 2003 to $91,350 for the three months ended October 31, 2004, a decrease of $52,761. The decrease is primarily due to decreases in marketing expenses related to the sale of the AT101 motion platform.

Research and development costs. Research and development costs decreased from $54,267 for the three months ended October 31, 2003 to $47,361 for the three months ended October 31, 2003, a decrease of $6,906. This decrease is primarily due to the decreased costs of research and development of the AT101 motion platform.

Total operating expenses. Total operating expenses decreased from $299,430 for the three months ended October 31, 2003 to $210,110 for the three months ended October 31, 2004, a decrease of $89,320. The decrease is primarily attributed to a decrease in selling, general and administrative expenses and research and development costs.

Net icome(loss). Net income increased from a net loss of $67,478 for the three months ended October 31, 2003 to net income of $997 for the three months ended October 31, 2004, a decrease in the net loss of $68,475. The decrease is mainly attributed to the decrease in operating expenses of $89,320.

Current Assets

Cash. Cash decreased from $133,671 at July 31, 2004 to $97,651 at October 31, 2004, a decrease of $36,020, primarily as a result of the use of cash for purchasing inventory.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $97,736 at July 31, 2004 to $77,834 at October 31, 2004, a decrease of $19902, primarily as a result of a decrease in royalty receivables.

Inventories. Inventories decreased from $20,635 at July 31, 2004 to $10,490 at October 31, 2004, a decrease of $10,145, primarily as a result of change in the way inventory is ordered.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased from $57,043 at July 31, 2004 to $108,098 at October 31, 2004, an increase of $51,055, primarily as a result of deposits for inventory.

Furniture and equipment, net. Furniture and equipment, net decreased from $33,553 at July 31, 2004 to $29,609 at October 31, 2004, a decrease of $3,944.

Patents, net Patents, net increased from $112,046 at July 31, 2004 to $118,756 at October 31, 2004, an increase of $6,710.

Total current assets. Total current assets decreased from $309,085 at July 31, 2004 to $294,073 at October 31, 2004, a decrease of $15,012.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $98,924 at July 31, 2004 to $105,682 at October 31, 2004, an increase of $6,758, primarily as a result of primarily due to an increase of accrued expenses.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $25,000 at July 31, 2004 to 5,000 at October 31, 2004, a decrease of $20,000.

Current Liabilities. Current liabilities increased from $288,924 at July 31, 2004, to $357,373 at October 31, 2004, an increase of $68,449, primarily as a result of primarily due to an increase in the current portion of notes payable to Gibraltar bank.

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

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

Dated: December 15, 2004	/s/ Marvin A. Sackner
Marvin A. Sackner,
Chief Executive Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.