Form 10QSB
period 2005-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2005-03-15
CIK 720762

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended January 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

0-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1666 Kennedy Causeway Avenue, Suite 308

North Bay Village Florida 33141

(Address of principal executive offices) (Zip Code)

(305) 861-0075

(Registrant’s telephone number:)

1666 Kennedy Causeway Avenue, Suite 400

North Bay Village Florida 33141

(Former name or former address, if changed since last report)

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of March 15, 2005 was 31,621,971.

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	January 31, 2005 (unaudited)	July 31, 2004
ASSETS

Current assets
Cash	$62,457	$133,671
Accounts and royalties receivable	25,000	97,736
Inventories	36,715	20,635
Prepaid expenses, deposits and other current assets	6,681	57,043

Total current assets	130,853	309,085

Furniture and equipment, net	23,625	33,553

Patents, net	16,441	112,046

Total assets	$170,919	$454,684

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$62,103	$98,924
Notes payable - Gibraltar	112,332	—
Notes payable - related party	165,000	165,000
Deferred research and consulting revenue	5,000	25,000

Total current liabilities	344,435	288,924

Note payable	587,668	700,000

Total Liabilities	932,103	988,924

Shareholders’ deficiency
Preferred Series B, 100 shares issued and outstanding	100	100
Preferred Series C, 62,048 shares issued and outstanding	62,048	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 31,221,971 shares issued and outstanding; and additional paid-in capital	13,234,175	13,234,175
Accumulated deficit	(14,057,507)	(13,830,563)

Total shareholders’ deficiency	(761,184)	(534,240)

Total liabilities and shareholders’ deficiency	$170,919	$454,684

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended January 31, 2005 and 2004

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Revenues

Product sales	$108,993	$48,160	259,072	255,490
Royalties	44,878	63,208	85,906	86,180
Research and consulting	338	34,250	20,338	35,900

Total revenue	154,209	145,618	365,316	377,570

Operating expenses

Cost of goods sold	60,014	20,823	131,413	121,875
Selling, general and administrative	126,636	84,827	217,986	228,938
Research and development	56,810	61,264	104,171	115,531
Allowance for inventory obsolesence	36,715	—	36,715	—
Allowance for patent impairment	101,975	—	101,975	—

Total operating expenses	382,150	166,914	592,260	466,344

Net Loss	(227,941)	(21,296)	(226,944)	(88,774)

Weighted average number of common shares outstanding	31,221,971	30,546,045	31,221,971	30,588,638

Basic and diluted loss per common share	$(0.007)	$(0.001)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Periods Ended January 31, 2005 and 2004

	Six Months Ended
	2005	2004
Operating activities
Net income (loss)	$(226,944)	$(88,774)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,925	12,931
Write-off of Fixed Assets	2,003	3,937
Common stock issued for services	—	17,000
Allowance for inventory obsolesence	36,715
Allowance for patent impairment	101,975
Changes in operating assets and liabilities:
Accounts and royalties receivable	72,736	564
Inventories	(52,795)	111,290
Prepaid expenses and other assets	50,362	11,368
Accounts payable and accrued expenses	(36,821)	(33,629)
Deferred research and consulting revenues	(20,000)	(1,950)

Net cash provided by (used in) operating activities	(64,844)	32,737

Investing activities
Patent costs incurred	(6,370)	(9,803)

Net cash used in investing activities	(6,370)	(9,803)

Financing activities
Net proceeds from issuance of common stock	—	15,000
Repayment of loan to shareholder		(2,500)

Net cash provided by financing activities	—	12,500

Net Increase (Decrease) in cash	(71,214)	35,434

Cash, beginning of period	133,671	2,372

Cash, end of period	$62,457	$37,806

Non-cash investing and financing activities Common stock issued for services	—	$17,000

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2005

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended July 31, 2004.

NOTE B-GOING CONCERN—UNCERTAINTY

The licensees to the Company’s Respitrace product line are SensorMedics division of VIASYS Healthcare, Inc. and VivoMetrics, Inc. Based upon current royalty income from SensorMedics, it is anticipated that such income will be approximately $30,000 per quarter. Royalty income from VivoMetrics is anticipated to be approximately $15,000 per quarter. There is no guarantee that such projections will be met.

Acceleration Therapeutics Division of Non-Invasive Monitoring Systems, Inc. released a announcement to the press on January 24, 2005 that the Food and Drug Administration (“FDA”) reclassified the product of the Company, the AT-101 device, from its listed FDA Class 1 (exempt) powered exercise device to a therapeutic vibrator requiring 510(k) submission. The FDA made this determination because the FDA believed that the AT-101 “exceeds the limitations to the exemption in 21 CFR 890.9(a) and (b) because it introduces new indications and new technology for therapeutic vibrators.” Accordingly, the Company cannot market the AT-101 device until it has received an allowance letter from FDA. The Company is weighing its options for response to this action and considers this matter of serious concern to its business. Since then, it has been determined from FDA that the Company is permitted to sell its products for research in the US and also commercially overseas.

The Company needs to seek new sources or methods of financing or increased revenue to continue as a going concern. The Company is exploring alternate means of raising capital and once this has been attained will submit a 510(k) application to FDA for approval to market the AT-101 under the indications for use recommended for Therapeutic Vibrators, e.g., “relaxing muscles and relieving minor aches and pains.” The Company no longer markets Respitrace products and has adjusted its business plan to focus upon revenues arising from Acceleration Therapeutic products. The Company anticipates that funds raised through sales of the AT-101 and outside research consultant activities will maintain the Company as a going concern until the Company receives royalties on the LifeShirt system from VivoMetrics and/or the Company receives revenues from the sale of the AT-101. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. If the Company is unable to raise additional funds or is not successful in implementing its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultations, modify its growth and operating plans, and even be forced to terminate operations completely.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) is engaged in the research, development, manufacturing and marketing of a non-invasive, therapeutic, periodic acceleration, motion platform device, which has been designated as the AT-101. In addition, the Company developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These devices provided diagnostic information regarding cardiorespiratory and sleep disorders in infants, children and adults; in addition, alarms are sounded for adverse cardiac and respiratory events in critically ill patients. These diagnostic devices have been sold to SensorMedics Division of ViaSys Healthcare, Inc. for cash and royalties on sales and to VivoMetrics for royalties on sales and an equity position. The Company has ceased manufacturing, marketing and sales of the diagnostic devices and now is engaged solely with marketing and sales of the AT-101 device.

Business Strategy

During the calendar years 2002, 2003 and 2004, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that will market and distribute its own innovative AT-101 device on a worldwide basis. In January 2005, FDA indicated to the Company that its initial classification submitted as a Class 1 (exempt) Powered Exercise device was invalid and it could no longer market the AT-101 commercially in the US. Instead, the Company can only sell the device for research in the US and commercially overseas until it receives clearance from FDA after a 510(k) submission as a Therapeutic Vibrator device. The FDA intended use for Therapeutic Vibrators is for relaxing muscles and relieving minor aches and pains. The market focus will be to promote this non-invasive, drug free technology to the same population groups as the COX2 inhibitors (recently reported to have serious cardiac side-effects).

Revenue until January 2005 were derived from sales of the AT-101, royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and recourses of developing and marketing the AT-101.

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

This quarterly financial report strongly reflects this transition to a marketing and distribution company and the consequences of this transition on the Company’s business, financial condition and operating results. The Company anticipates experiencing losses at least through the next three fiscal quarters as it carries out its 510(k) submission and await marketing approval for the AT-101.

Current Products

AT-101 Device

Acceleration Therapeutics, a wholly owned division of the Company markets and sells a patented-protected product called the AT-lOl.

Sales of the AT-101 initially classified as a powered exercise device commenced in October 2002 in Japan and in February 2003 in USA. QTM Incorporated, an FDA registered manufacturer (Oldsmar, FL) is currently manufacturing the device. The AT-101 is built in accordance with ISO and FDA Good Manufacturing Practices.

Clinical presentations using the device in such diseases as Parkinson’s disease, multiple sclerosis, amyotrophic lateral sclerosis, polyneuropathy, chronic fatigue syndrome, fibromyalgia, osteoarthritis, carpal tunnel syndrome, restless legs syndrome, asthma, osteoarthritis and chronic heart failure have been made at national and international meetings from medical centers in Miami, Zurich, Kyoto, and Philadelphia. Investigators from Mt. Sinai Medical Center of Greater Miami found that application of the AT-101 in experimental allergic asthma in sheep produced similar benefits to treatment with corticosteroids. Animal studies have been reported on a modified version of the AT-101 as a cardiopulmonary resuscitation technology. A paper on the application of the AT-101 in fibromyalgia and the chronic fatigue syndrome from Mt. Sinai Medical Center of Greater Miami was published in the July issue of Medical Hypotheses. Two papers have been published, one in Chest in January 2005, the other in Journal Applied Physiology in March 2005 and in medical journals from Mt. Sinai Medical Center of Greater

Miami, demonstrating the hemodynamic activity brought about by the AT-101 in normal humans and patients and the other dealing with the beneficial blood changes in animals during AT-101 application, respectively.

Data from clinical investigations reveal that application of the AT-101 is associated with release of nitric oxide in humans into the circulation through addition of pulses to the natural pulse through AT-101 application. This finding supports our belief that the AT-101 will have a major impact in many disease states in which increased production of nitric oxide from the inner lining of blood vessels is beneficial.

The AT-101 device is another invention by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine.

The AT-101 is a comfortable gurney styled device that moves repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The FDA has reclassified the AT-101 device, from its listed FDA Class 1 (exempt) powered exercise device to a therapeutic vibrator requiring 510(k) submission. The FDA made this determination because the FDA believed that the AT-101 “exceeds the limitations to the exemption in 21 CFR 890.9(a) and (b) because it introduces new indications and new technology for therapeutic vibrators.” Accordingly, the Company cannot market the AT-101 device until it has received an allowance letter from FDA. The Company plans to submit a 510(k) application to FDA to gain approval for marketing the AT-101 as a therapeutic vibrator.

The Company requires additional capital to remain in business, submit the 510(k) application, and commercialize the AT-101. Management of the Company continues to seek sources of funding. Failure to secure necessary financing will result in reduction and curtailment of operations.

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

The term the “Company” and “NIMS” refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company’s offices are located at 1666 Kennedy Causeway Avenue, North Bay Village Florida 32341 and its telephone number is (305) 861-0075.

SIX MONTHS ENDED JANUARY 31, 2005

COMPARED TO SIX MONTHS ENDED JANUARY 31, 2004

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $377,570 for the six month period ended January 31, 2004 to $365,316 for the six month period ended January 31, 2005, a decrease of $12,254, primarily as a result of a decrease in research and consulting income of $15,562.

Costs of goods sold. Costs of goods sold increased from $121,875 for the six months ended January 31, 2004 to $131,413 for the six months ended January 31, 2005, an increase of $9,538, primarily due to an increase cost of production of the AT101.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $228,938 for the six months ended January 31, 2004 to $217,986 for the six months ended January 31, 2005, a decrease of $10,952. The decrease is primarily due to a decrease in rent expense arising from the sublease of the Company’s office space.

Research and development costs. Research and development costs decreased from $115,531 for the six months ended January 31, 2004 to $104,171 for the six months ended January 31, 2005, a decrease of $11,360, primarily due to decrease costs of development of the AT101.

Total operating expenses. Total operating expenses increased from $466,344 for the six months ended January 31, 2004 to $592,260 for the six months ended January 31, 2005, an increase of $125,916. The increase is primarily attributed to reserves for patents of $101,975 and inventory of $36,715.

Net Loss. Net loss increased from a net loss of ($88,774) for the six months ended January 31, 2004 to net loss of ($226,944) for the six months ended January 31, 2005. The increase is mainly attributed to an increase of reserves for patents and inventory.

THREE MONTHS ENDED JANUARY 31, 2005

COMPARED TO THREE MONTHS ENDED JANUARY 31, 2004

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $145,618 for the three month period ended January 31, 2004 to $154,209 for the three month period ended January 31, 2005, an increase of $8,591, primarily as a result of an increase in product sales of $60,833 with decrease in royalty revenues of $18,330 and research and consulting revenue of $33,912.

Costs of goods sold. Costs of goods sold increased from $20,823 for the three months ended January 31, 2004 to $60,014 for the three months ended January 31, 2005, an increase of $39,191, primarily due to an increase in the number of units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $84,827 for the three months ended January 31, 2004 to $126,636 for the three months ended January 31, 2005, an increase of $41,809. The increase is primarily due to increases in marketing expenses related to the sale of the AT101 motion platform.

Research and development costs. Research and development costs decreased from $61,264 for the three months ended January 31, 2004 to $56,810 for the three months ended January 31, 2005, a decrease of $4,454. This decrease is primarily due to the decreased costs of development of the AT101 motion platform.

Total operating expenses. Total operating expenses increased from $166,914 for the three months ended January 31, 2004 to $382,150 for the three months ended January 31, 2005, an increase of $215,236. The increase is primarily attributed to reserves for patents of $101,975 and inventory of $36,715, increase in cost of goods sold of $60,014 and an increase in selling expenses of $41,809.

Net loss. Net loss increased from a net loss of $21,296 for the three months ended January 31, 2004 to net loss of $227,941 for the three months ended January 31, 2005, an increase in the net loss of $206,645. The increase is mainly attributed to the increases in operating expenses of $215,236.

Current Assets

Cash. Cash decreased from $133,671 at July 31, 2004 to $62,457 at January 31, 2005, a decrease of $71,214, primarily as a result of the use of cash for purchasing inventory.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $97,736 at July 31, 2004 to $25,000 at January 31, 2005, a decrease of $72,736, primarily as a result of a decrease in royalty receivables.

Inventories. Inventories increased from $20,635 at July 31, 2004 to $36,715 at January 31, 2005, an increase of $16,080, primarily as a result of an increase in the inventory levels with a reserve of 36,715.

Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased from $57,043 at July 31, 2004 to $6,681 at January 31, 2005, a decrease of $50,362, primarily as a use of deposits for inventory.

Furniture and equipment, net. Furniture and equipment, net decreased from $33,553 at July 31, 2004 to $23,625 at January 31, 2005, a decrease of $9,928.

Patents, net Patents, net decreased from $112,046 at July 31, 2004 to $16,441 at January 31, 2005, a decrease of $95,605.

Total current assets. Total current assets decreased from $454,684 at July 31, 2004 to $170,919 at January 31, 2005, a decrease of $283,765.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $98,924 at July 31, 2004 to $62,103 at January 31, 2005, a decrease of $36,821, primarily as a result of a decrease of accrued expenses.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $25,000 at July 31, 2004 to 5,000 at January 31, 2005, a decrease of $20,000.

Current Liabilities. Current liabilities increased from $288,924 at July 31, 2004, to $232,103 at January 31, 2005, a decrease of $56,821, primarily as a result of primarily as a result of a decrease of accrued expenses.

Liquidity and Capital Resources.

The Company has financed its operations and other working capital requirements principally from operating cash flow. Management of the Company estimates that the Company requires a minimum cash flow of $35,000 per month to maintain operations. The Company predominantly finances its operations from the sale of the AT101 Device. Additional capital will be required for the third and fourth quarter of fiscal 2005 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on increasing revenues from the marketing of acceleration therapeutic products. The Company expects to raise additional capital subsequent to the third quarter of fiscal 2005. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, or modify its growth and business plan. The notes in the unaudited financial statements at and for the quarter ended January 31, 2005, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note 2 to the unaudited financial statements at and for the quarter ended January 31, 2005 describe the conditions which raise this doubt and management’s plans.

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

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

Dated: March 15, 2005	/s/ Marvin A. Sackner
Marvin A. Sackner,
Chief Executive Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.