Form 10KSB/A
period 2004-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2005-04-06
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a). Exhibits

Exhibit No.	Description of Exhibits

3(a)	Articles of Incorporation, as amended (1)

(b)	By-Laws, as amended (2)

4(a)	Form of Certificate evidencing shares of Common Stock (3)

10(c)	Revised SMC Agreement (4)

21	Subsidiaries of the Company (2)

23	Consent of Independent Auditors(5)

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1989 and are incorporated herein by reference.

(2)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.

(3)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.

(4)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.

(5)	Filed herewith.

(b) Reports on Form 8-K

None.

ITEM 14	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Company Comptroller, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Principal Executive Officer and Company Comptroller concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: April 6, 2005	By:	/s/ MARVIN A. SACKNER
Marvin A. Sackner, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ MARVIN A. SACKNER MARVIN A. SACKNER	Chairman of the Board and Director	April 6, 2005

/S/ TAFFY GOULD TAFFY GOULD	Vice Chairman of the Board and Director	April 6, 2005

/S/ MORTIN J. ROBINSON MORTON J. ROBINSON	Secretary and Director	April 6, 2005

/S/ GERARD KAISER GERARD KAISER	Director	April 6, 2005

/s/ JOHN G. CLAWSON JOHN G. CLAWSON	Director	April 6, 2005

/s/ LEILA KIGHT LEILA KIGHT	Director	April 6, 2005

EXHIBIT INDEX

Exhibit No.	Description
23	Consent of Independent Auditors

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002