Form 10QSB/A
period 2004-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2005-04-06
CIK 720762

FORM 10-QSB/A

(Amendment No. 1)

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

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

Dated: April 6, 2005	/s/ Marvin A. Sackner
Marvin A. Sackner,
Chief Executive Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.