Form 10QSB
period 2005-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2005-06-14
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended April 30, 2005

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

(305) 861-0075

(Registrant’s telephone number)

_________________________________________________________________________

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of June 14, 2005 was 31,221,971.

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	April 30, 2005 (Unaudited)	July 31, 2004
ASSETS
Current assets
Cash	$4,616	$133,671
Accounts and royalties receivable	47,071	97,736
Inventories	36,715	20,635
Prepaid expenses, deposits and other current assets	12,320	57,043

Total current assets	100,722	309,085
Furniture and equipment, net	18,108	33,553
Patents, net	16,441	112,046

Total assets	$135,271	$454,684

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$66,929	$98,924
Notes payable - Gibraltar	122,544	—
Notes payable - related party	165,000	165,000
Convertible debt	50,000	—
Deferred research and consulting revenue	5,000	25,000

Total current liabilities	409,473	288,924
Note payable	563,735	700,000

Total Liabilities	973,208	988,924

Shareholders’ deficiency
Preferred Series B, 100 shares issued and outstanding	100	100
Preferred Series C, 62,048 shares issued and outstanding	62,048	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 31,221,971 shares issued and outstanding; and additional paid-in capital	13,234,175	13,234,175
Accumulated deficit	(14,134,260)	(13,830,563)

Total shareholders’ deficiency	(837,937)	(534,240)

Total liabilities and shareholders’ deficiency	$135,271	$454,684

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Periods Ended April 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Revenues
Product sales	$410	$67,050	259,482	322,540
Royalties	31,086	62,538	116,992	148,718
Research and consulting	—	22,619	20,338	58,519

Total revenue	31,496	152,207	396,812	529,777

Operating expenses
Cost of goods sold	—	15,190	131,413	137,065
Selling, general and administrative	69,606	70,342	287,592	316,280
Research and development	38,643	66,034	142,814	164,565
Allowance for inventory obsolesence	—	—	36,715	—
Allowance for patent impairment	—	—	101,975	—
Total operating expenses	108,249	151,566	700,509	617,910

Net profit (loss)	(76,753)	641	(303,697)	(88,133)

Weighted average number of common shares outstanding	31,221,971	30,588,638	31,221,971	30,534,670

Basic and diluted loss per common share	$(0.002)	$0.000	$(0.010)	$(0.003)

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Periods Ended April 30, 2005 and 2004

	Nine Months Ended
	2005	2004
Operating activities
Net income (loss)	$(303,697)	$(88,133)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,968	18,801
Write-off of Fixed Assets	3,477	3,937
Common stock issued for services	—	17,000
Provision for inventory obsolesence	—	—
Provision for patent impairment	138,690	—
Changes in operating assets and liabilities:
Accounts and royalties receivable	50,665	23,412
Inventories	(52,795)	101,145
Prepaid expenses and other assets	44,723	(29,027)
Accounts payable and accrued expenses	(31,995)	(31,264)
Deferred research and consulting revenues	(20,000)	(8,644)

Net cash provided by (used in) operating activities	(158,964)	7,227

Investing activities
Patent costs incurred	(6,370)	(15,345)

Net cash used in investing activities	(6,370)	(15,345)

Financing activities
Net proceeds from issuance of common stock	—	15,000
Proceeds form (repayment of) loan to shareholder	—	(2,500)
Proceeds from convertible debt	50,000	—
Proceeds from Line of Credit	(13,721)	2,525

Net cash provided by financing activities	36,279	15,025

Net Increase (Decrease) in cash	(129,055)	6,907
Cash, beginning of period	133,671	2,372

Cash, end of period	$4,616	$9,279

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and/or Annual Report for the fiscal year ended July 31, 2004.

NOTE B - GOING CONCERN—UNCERTAINTY

The licensees to the Company’s Respitrace product line are SensorMedics division of VIASYS Healthcare, Inc. and VivoMetrics, Inc. Based upon current royalty income from SensorMedics, it is anticipated that such income will be approximately $30,000 per quarter. Royalty income from VivoMetrics is anticipated to be approximately $15,000 per quarter. There is no guarantee that such projections will be made.

Acceleration Therapeutics Division of Non-Invasive Monitoring Systems, Inc. released an announcement to the press on January 24, 2005 that the Food and Drug Administration (“FDA”) reclassified the product of the Company, the AT-101 device, from its listed FDA Class 1 (exempt) powered exercise device to a therapeutic vibrator requiring 510(k) submission. The FDA made this determination because the FDA believed that the AT-101 “exceeds the limitations to the exemption in 21 CFR 890.9(a) and (b) because it introduces new indications and new technology for therapeutic vibrators.” Accordingly, the Company cannot market the AT-101 device until it has received an allowance letter from FDA. The Company is weighing its options for response to this action and considers this matter of serious concern to its business. Since then, it has been determined from FDA that the Company is permitted to sell its products for research in the US and also commercially overseas.

The Company needs to seek new sources or methods of financing or increased revenue to continue as a going concern. The Company is exploring alternate means of raising capital and once this has been attained will submit a 510(k) application to FDA for approval to market the AT-101 under the indications for use recommended for Therapeutic Vibrators, e.g., “relief of minor aches and pains.” The Company no longer markets Respitrace products and has adjusted its business plan to focus upon revenues arising from Acceleration Therapeutic products. The Company anticipates that funds raised through a private offering, outside research consultant activities, and royalty payments, will maintain the Company as a going concern until the sales of the AT-101 commence after the FDA’s approval of the Company’s 510(k) submission. There is no guarantee that these goals will be achieved.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2005

The Company receives royalties on the LifeShirt system from VivoMetrics and Sensor Medics division of ViaSys Healthcare, Inc. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. If the Company is unable to raise additional funds or is not successful in implementing its business plan, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultations, modify its growth and operating plans, and even be forced to terminate operations completely.

NOTE C - CONVERTIBLE DEBT

In March 2005, the Company issued two 6% Convertible Debentures (“Debentures”) each in the principal amount of $25,000, to two individuals for the sole purpose of funding ongoing operations. The Debentures have a term of six-months and are convertible into shares of common stock at the option of the individuals or at the time the Company successfully raises $500,000 of additional capital. The Debentures and accrued interest will automatically be converted, without the payment of any additional consideration, into such number of fully paid and nonassessable shares of common stock.

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

Revenue until January 2005 were derived from sales of the AT-101 , royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and recourses of developing and marketing the AT-101.

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

Current Products

AT-101 Powered Exercise Device

Acceleration Therapeutics, a wholly owned division of the Company markets and sells a patented-protected product called the AT-l0l.

Sales of the AT-101 initially classified as a powered exercise device commenced in October 2002 in Japan and in February 2003 in USA. QTM Incorporated, an FDA registered manufacturer (Oldsmar, FL) is currently manufacturing the device. The AT-101 is built in accordance with ISO and FDA Good Manufacturing Practices.

Clinical presentations using the device in such diseases as Parkinson’s disease, multiple sclerosis, amyotrophic lateral sclerosis, polyneuropathy, chronic fatigue syndrome, fibromyalgia, osteoarthritis, carpal tunnel syndrome, restless legs syndrome, asthma, osteoarthritis and chronic heart failure have been made at national and international meetings from medical centers in Miami, Zurich, Kyoto, and Philadelphia. Investigators from Mt. Sinai Medical Center of Greater Miami found that application of the AT-101 in experimental allergic asthma in sheep produced similar benefits to treatment with corticosteroids. Animal studies have been reported on a modified version of the AT-101 as a cardiopulmonary resuscitation technology. A paper on the application of the AT-101 in fibromyalgia and the chronic fatigue syndrome from Mt. Sinai Medical Center of Greater Miami was published in the July issue of Medical Hypotheses. Two papers have been published, one in Chest in January 2005, the other in Journal Applied Physiology in March 2005 in medical journals from Mt. Sinai Medical Center of Greater

Miami, demonstrating the hemodynamic activity brought about by the AT-101 in normal humans and patients and the other dealing with the beneficial blood changes in animals during AT-101 application, respectively.

Data from clinical investigations reveal that application of the AT-101 is associated with release of nitric oxide in humans into the circulation through addition of pulses to the natural pulse through AT-101 application. This finding indicates that the AT-101 may have a major impact in many disease states in which increased production of nitric oxide from the inner lining of blood vessels is beneficial including relief of pain due to chronic inflammation.

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

LifeShirt:

The LifeShirt is a Wearable Physiological Computer (patent, PhysiologicSigns Feedback System, issued April 4, 2000) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant (“PDA”) with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control from full disclosure, transforms data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to the VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep. Recently, Vivometrics received FDA approval to market the LifeShirt with wireless transmission of data.

The term the “Company” and “NIMS” refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company’s offices are located at 1666 Kennedy Causeway Avenue, North Bay Village Florida 32341 and its telephone number is (305) 861-0075.

NINE MONTHS ENDED APRIL 30, 2005

COMPARED TO NINE MONTHS ENDED APRIL 30, 2004

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $529,777 for the nine month period ended April 30, 2004 to $396,812 for the nine month period ended April 30, 2005, a decrease of $132,965, primarily as a result of a decrease in sales of $63,058, royalties of $31,726 and research and consulting income of $38,181.

Costs of goods sold. Costs of goods sold decreased from $137,065 for the nine months ended April 30, 2004 to $131,413 for the nine months ended April 30, 2005, a decrease of $5,652, primarily due to a decrease in AT101 units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $316,280 for the nine months ended April 30, 2004 to $287,592 for the nine months ended April 30, 2005, a decrease of $28,688. The decrease is primarily due to a decrease in rent expense and reduced marketing expenses.

Research and development costs. Research and development costs decreased from $164,565 for the nine months ended April 30, 2004 to $142,814 for the nine months ended April 30, 2005, a decrease of $21,751, primarily due to decrease in the cost of development of the AT101.

Total operating expenses. Total operating expenses increased from $617,910 for the nine months ended April 30, 2004 to $700,509 for the nine months ended April 30, 2005, an increase of $82,599. The increase is primarily attributed to reserves for patents of 101,975 and inventory of 36,715.

Net Loss. Net loss increased from a net loss of ($88,133) for the nine months ended April 30, 2004 to net loss of ($303,697) for the nine months ended April 30, 2005. The increase is mainly attributed to an increase reserves for patents, reserves for inventory and a decrease in gross revenues.

THREE MONTHS ENDED APRIL 30, 2005

COMPARED TO THREE MONTHS ENDED APRIL 30, 2004

Gross revenues. Gross revenues increased from $152,207 for the three month period ended April 30, 2004 to $31,496 for the three month period ended April 30, 2005, a decrease of $120,711, primarily as a result of a decrease in product sales of $66,640, a decrease in royalties of $31,452 and a decrease in research and consulting revenues of $22,619.

Costs of goods sold. Costs of goods sold decreased from $15,190 for the three months ended April 30, 2004 to $0 for the three months ended April 30, 2005, a decrease of $15,190, primarily due to a decrease in AT101 units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $70,342 for the three months ended April 30, 2004 to $69,606 for the three months ended April 30, 2005, a decrease of $736. The decrease is primarily due to a decrease in rent expense.

Research and development costs. Research and development costs decreased from $66,034 for the three months ended April 30, 2004 to $38,643 for the three months ended April 30, 2005, a decrease of $27,391, primarily due to a decrease in costs of research and development of the AT101.

Total operating expenses. Total operating expenses decreased from $151,566 for the three months ended April 30, 2004 to $108,249 for the three months ended April 30, 2005, a decrease of $43,317. The decrease is primarily attributed to decreased research and development costs and costs of goods sold.

Net Profit (Loss). Net income decreased from a net profit of $641 for the three months ended April 30, 2004 to a net loss of ($76,753) for the three months ended April 30, 2005. The decrease is mainly attributed to a decrease in gross revenues.

Current Assets

Cash. Cash decreased from $133,671 at July 31, 2004 to $4,616 at April 30, 2005, a decrease of $129,055, primarily as a result of the use of cash for operations.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $97,376 at July 31, 2004 to $47,071 at April 30, 2005, a decrease of $50,665, primarily as a result of reduced sales of the AT101 and reduced royalty income.

Inventories. Inventories increased from $20,635 at July 31, 2004 to $36,715 at April 30, 2005, an increase of $16,080, primarily as a result of reduced sales of the AT101.

Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased from $57,043 at July 31, 2004 to $12,320 at April 30, 2005, due to a decrease in prepaid inventory.

Furniture and equipment. Furniture and equipment increased from $33,553 at July 31, 2004 to $18,108 at April 30, 2005, a decrease of $15,445.

Patents. Patents decreased from $112,046 at July 31, 2004 to $16,441 at April 30, 2005, a decrease of $95,605 as a result of a reserve provision for the AT101 patents.

Total assets. Total assets decreased from $454,684 at July 31, 2004 to $135,271 at April 30, 2005, a decrease of $319,413.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $98,924 at July 31, 2004 to $66,929 at April 30, 2005, a decrease of $31,995, primarily as a result of decreased costs associated with the AT101 production and development.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $25,000 at July 31, 2004 to $5,000 at April 30, 2005, a decrease of $20,000.

Current Liabilities. Current liabilities increased from $288,924 at July 31, 2004, to $409,473 at April 30, 2005, an increase of $120,549, primarily as a result of the increase in current potion of the bank note payable and other borrowing and two 6% Convertible Debentures, each in the amount of $25,000.

Liquidity and Capital Resources.

The Company has financed its operations and other working capital requirements principally from operating cash flow. Management of the Company estimates that the Company requires a minimum cash flow of $35,000 per month to maintain operations. The Company predominantly finances its operations from the sale of the AT101 Device. Additional capital will be required for the fourth quarter of fiscal 2005 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on increasing revenues from the marketing of acceleration therapeutic products. The Company expects to raise additional capital subsequent to the third quarter of fiscal 2005. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, or modify its growth and business plan. The notes in the unaudited financial statements at and for the quarter ended April 30, 2005, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note B to the unaudited financial statements at and for the quarter ended January 31, 2005 describe the conditions which raise this doubt and management’s plans.

In March 2005, the Company issued two 6% Convertible Debentures (“Debentures”) each in the principal amount of $25,000, to two individuals for the sole purpose of funding ongoing operations. The Debentures have a term of six-months and are convertible into shares of common stock at the option of the individuals or at the time the Company successfully raises $500,000 of additional capital. The Debentures and accrued interest will automatically be converted, without the payment of any additional consideration, into such number of fully paid and nonassessable shares of common stock.

ITEM 3.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2005.

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

NON-INVASIVE MONITORING SYSTEMS, INC. AND SUBSIDIARIES

Dated: June 14, 2005	/s/ MARVIN A. SACKNER
Marvin A. Sackner,
Chief Executive Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.