Form 10KSB
period 2005-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2005-11-09
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2005

Commission File Number: 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(name of small business issuer as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 33141

(Address of principal executive offices) (Zip Code)

(305) 861-0075

(Registrant’s telephone number)

(Former name or former address, if changed since last report)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $461,675.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 8, 2005 was approximately $2,776,855. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of July 31, 2005, was 31,221,971.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

Report on Form 10-KSB

For the Fiscal Year Ended July 31, 2005

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

A. General Development of Business.

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, therapeutic vibrator, which has been designated as the AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices have been sold to SensorMedics Division of ViaSys (NYSE) for cash and royalties on sales and to privately held VivoMetrics in Ventura CA for royalties on sales and an equity position.

Business Strategy

During the calendar years 2002 through 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that markets and distributes the AT-101 therapeutic vibrator device on a worldwide basis. The Company will promote its use for the relief of minor aches and pain.

The Company had originally submitted the AT-101 to FDA as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties of sales of its diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics companies and small research contracts.

Effective August 18, 2005, the Company closed on a financing transaction with a group of private investors of $1,000,000. The financing consisted of the sale of two components: (a) an aggregate of 20 Million shares of the Company’s common stock; and (b) Warrants registered in the name of each Investor to receive an aggregate of 10 Million shares of common stock to be issued to the Investors pro rata based upon their investment.

This capital sufficiently funds our business plan and capital requirements through the second quarter of year 2006 provided the Company receives FDA 510(k) clearance to market the AT-101 therapeutic vibrator, as an effective, safe, non-invasive means for relief of minor aches and pains. From February to now, the Company has developed a working prototype of a less expensive home version of the AT-101. It has engaged an industrial design group to develop plans for its appearance based upon market research. It is anticipated that a production model will be available in 2006.

Gary Macleod was elected Chief Executive Officer on August 22, 2005. Gary Macleod was President and Chief Executive Officer of V-Mobile, Inc. from 2003 to the present. From 2000 to 2003, Mr. Macleod was President and Chief Executive Officer Unplugin, Inc. Mr. Macleod served as President and Chief Executive Officer of Courtroom Technologies, Inc. from 1991 to 2000. Mr. Macleod is a business graduate of Franklin Pierce College in New Hampshire, graduating in 1985.

On August 16, 2005 The Company submitted a 510(k) application to FDA to market the AT-101 as a therapeutic vibrator through its legal counsel and is awaiting a response from the FDA.

Revenue will be derived from sales of the AT-101 therapeutic vibrator device, royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and recourses of developing and marketing the AT-101 therapeutic vibrator.

NIMS assigned its patents for an ambulatory monitoring shirt to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirtTM System. Initial marketing has commenced on the LifeShirt System. There can be no assurances as to the amount of revenues that will be derived from the marketing of the LifeShirt system.

This annual financial report strongly reflects the FDA’s action in halting sales of the AT-101 that previously was registered with FDA as a Class 1 (exempt) powered exercise device in January 2005. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator, as suggested by FDA, has required additional financial resources. Finally, a fabrication design of a less costly version of the AT-101 for home use and market research analysis contract for this new device was necessitated a capital commitment The Company anticipates experiencing losses at least through the next three fiscal quarters as it awaits 510(k) approval to market the AT-101 therapeutic vibrator.

B. Financial Information About Industry Segments.

Not applicable.

C. Narrative Description of Business.

Introduction

The Company is engaged in the marketing and sales of a non-invasive, therapeutic, periodic acceleration, therapeutic vibrator which has been designated as the AT-101.

Current Products

AT-101 Therapeutic Vibrator

Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in USA. QTM Incorporated, an FDA registered manufacturer (Oldsmar, FL) is currently manufacturing the device. The AT-101 is built in accordance with ISO and FDA Good Manufacturing Practices.

Several animal and human research studies this past year have revealed that application of the AT-101 causes release of beneficial substances from the inner lining of blood vessels. These data are not being claimed as an intended use of the device for marketing the AT-101 but demonstrate a potential mechanism for benefits. Dr. Sackner and associates from Mt. Sinai Medical Center Miami Beach published a paper in the January 2005 issue of Chest (Nitric oxide is released into circulation with whole-body, periodic acceleration) that included 14 healthy adults and 40 adult patients with inflammatory diseases who underwent single 45-min trials with the AT-101. Increased nitric oxide bioactivity occurred in every healthy adult and adult patient with inflammatory disease. The application of the AT-101 was well tolerated over the 45-min period in all healthy adults and adult patients; everyone completed the full treatment time without interruption.

Dr. Adams and associates from Mt Sinai Medical Center Miami Beach published a paper in the May 2005 issue of Journal of Applied Physiology (Periodic acceleration: effects on vasoactive, fibrinolytic, and coagulation factors.), a study with a modified AT-101 in pigs. This demonstrated that AT-101 safely produces increases of vasoactive and fibrinolytic activity. And has potential to achieve mediator-related benefits from the actions of nitric oxide and prostaglandins. Kuchera .and Daghigh.from the Philadelphia College of Osteopathic Medicine in a presented a study entitled “Determination of enhanced nitric oxide production using external mechanical stimuli” at the National Meeting of the American Osteopathic Association in October 2004. They showed that the AT-101 elevates nitric oxide in the range associated with release from eNOS in the plasma of normal controls as well as individuals with disorders that have the potential to benefit from such elevations.

Sackner and associates from Mt Sinai Medical Center presented a paper entitled “Periodic acceleration modifies antigen-induced airway responses in sheep by nitric oxide (NO)–mediated down regulation of nuclear factor kappa beta (NF-kB)“at the European Respiratory Society in September 2004. This showed that the AT-101 increased the release of nitric oxide throughout an allergic sheep’s body which blocked the activation of nuclear factor kappa beta mediated inflammation. The was accompanied by relief of bronchospasm.

Dr Adams and associates have been investigating a modified AT-101 for cardiopulmonary resuscitation in anesthetized pigs, which is not presently under consideration for marketing by the Company. In a paper published in the January issue of Resuscitation entitled, “Echocardiographic comparison of cardiopulmonary resuscitation (CPR) using periodic acceleration (pGz) versus chest compression.” They concluded that the AT-101 holds promise as a new method for CPR with better left ventricular (LV) function post-CPR than the more traditional chest compression method.”

The AT-101 therapeutic vibrator is another invention by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine. He holds 27 United States patents.

The AT-101 therapeutic vibrator is a comfortable gurney styled device that moves repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. A 510(k) application has been submitted to FDA to allow the Company to market the AT-101 therapeutic vibrator for the relief of minor aches and pains

The Company will require additional capital in 2006 to remain in business and commercialize the AT-101 therapeutic vibrator for physician offices, sports medicine centers, athletic teams, and home use. Failure to secure necessary financing will result in reduction and curtailment of operations.

The term the “Company” and “NIMS” refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company’s offices are located at 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341 and its telephone number is (305) 861-0075.

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

Regulatory Compliance

Medical device manufacturers are subject to extensive federal and state regulations relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products, the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community

Patents and Trademarks

The Company currently holds 5 United States patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional 2 United States and 4 (international) foreign patents. The Company transferred 14 U.S. patents to VivoMetrics, Inc. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company’s technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The expiration dates of the patents are as follows:

Expiration Year

	Domestic
	1	2006
	1	2011
	1	2013
	1	2018
	1	2019
Total	5

With respect to its present and proposed product line, the Company has 16 trademarks and trade names which are registered in the United States and in several foreign countries, including the Company’s principal trademark.

Competition

The Company competes with several concerns that therapeutic vibratory devices or vibratory devices that are registered with FDA as powered exercise devices that market non-invasive therapeutic vibrators or powered exercise devices. These include Power Plate of North America, Vibraflex, CERAGEM International, Inc. all of which are larger, have longer operating histories and have financial and personnel resources far greater than those of the Company. Management believes, however, that it effectively competes with such concerns on the basis of uniqueness of its product.

Employees

The Company currently employs four full-time employees on a full-time basis. Three are engaged in general, marketing and administrative duties and one in research and development.

ITEM 2. DESCRIPTION OF PROPERTY.

    None

ITEM 3. LEGAL PROCEEDINGS.

Richard Buckley, an individual and past employee of the Company, who was terminated in September 2003, filed suit against the Company in August 2005 for an alleged severance payment (Case #05-15970; 11th Judicial Circuit in and for Dade County). The Company has engaged legal counsel to defend the allegations

Apart from the above, there are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended July 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The table below sets forth, for the respective periods indicated, the prices for the Company’s common stock in the over-the-counter market as reported by the NASD’s OTC Bulletin Board under the symbol NIMU. The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 30, 2003	$0.31	$0.29
April 30, 2003	$0.25	$0.22
July 31, 2003	$0.28	$0.25
October 31, 2003	$0.16	$0.15
January 30, 2004	$0.10	$0.09
April 30, 2004	$0.08	$0.08
July 30, 2004	$0.10	$0.08
October 31, 2005	$0.18	$0.18
January 31, 2005	$0.07	$0.06
April 29, 2005	$0.07	$0.07
July 29, 2005	$0.11	$0.10

At November 8, 2005, the Company’s Common Stock was quoted on the OTC Bulletin Board at a closing price of $0.297 per share.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2005, we had approximately 1615 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company.

Recent Issuances of Unregistered Securities

On August 18, 2005, we the sale of two equity components: (a) an aggregate of Twenty Million (20,000,000) shares of the Company’s common stock; and (b) Warrants registered in the name of each investor to receive an aggregate of Ten Million (10,000,000) shares of the Company’s

Common Stock to be issued to the Investors pro rata based upon their investment, with an exercise price of $0.15 (with the right to a cashless exercise) and an expiration date of February 18, 2007. All of our shares and warrants issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This report may contain “forward-looking” statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words “believes,” “budget,” “target,” “goal,” “anticipate,” “expect,” “plan,” “outlook,” “objective,” “may,” “project,” “intend,” “estimate,” or similar expressions.

Current Accounting Policies

Goodwill and Indefinite-Lived Purchased Intangible Assets In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

The Company reviews its long-lived assets that consist of patents for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the sum of the estimated future cash flows and the carrying amount of the asset. Management reviewed its long-lived assets and determined that a reduction of $101,975 and $0 should be recorded as an impairment of the carrying amount of AT-101 patents as of July 31, 2005 and 2004, respectively.

Income Taxes. The Company provides for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

As of July 31, 2005 the Company had a net operating loss carry forward available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carry forwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carry forwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carry forwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

Share-Based Payment in December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

YEAR ENDED JULY 31, 2005

COMPARED YEAR ENDED JULY 31, 2004

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $851,514 for the year ended July 31, 2004 to $461,675 for the year ended July 31, 2005, a decrease of $389,839, primarily as a result of a decrease in sales of $176,285, royalties of $155,898 and research and consulting income of $57,656.

Costs of goods sold. Costs of goods sold decreased from $168,228 for the year ended July 31, 2004 to $133,503 for the year ended July 31, 2005, a decrease of $34,725, primarily due to a decrease in AT-101 units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $404,852 for the year ended July 31, 2004 to $403,602 for the year ended July 31, 2005, a decrease of $1,250.

Research and development costs. Research and development costs decreased from $252,244 for the year ended July 31, 2004 to $182,561 for the year ended July 31, 2005, a decrease of $69,683, primarily due to a decrease costs of development of the AT-101.

Total operating expenses. Total operating expenses increased from $825,324 for the year ended July 31, 2004 to $858,356 for the year ended July 31, 2005, an increase of $33,032. The increase is primarily attributed to impairment loss on patents of $101,975 and inventory of $36,715.

Net Loss. Net loss increased from a net profit of $26,190 for the year ended July 31, 2004 to a net loss of ($396,681) for the year ended July 31, 2005. The increase is mainly attributed to an increase reserves for patents, reserves for inventory and a decrease in gross revenues.

Current Assets

Cash. Cash decreased from $133,671 at July 31, 2004 to $1,742 at July 31, 2005, a decrease of $131,929, primarily as a result of the use of cash for operations.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $97,376 at July 31, 2004 to $52,047 at July 31, 2005, a decrease of $45,689, primarily as a result of reduced sales of the AT-101 and reduced royalty income.

Inventories. Inventories increased from $20,635 at July 31, 2004 to $36,715 at July 31, 2005, an increase of $16,080, primarily as a result of reduced sales of the AT-101.

Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased from $57,043 at July 31, 2004 to $10,988 at July 31, 2005, a decrease of $46,055, due to a decrease in prepaid inventory.

Furniture and equipment. Furniture and equipment decreased from $33,553 at July 31, 2004 to $16,709 at July 31, 2005, a decrease of $16,844.

Patents. Patents decreased from $112,046 at July 31, 2004 to $15,253 at July 30, 2005, a decrease of $96,793 as a result of impairment loss on patents.

Total assets. Total assets decreased from $454,684 at July 31, 2004 to $133,454 at July 31, 2005, a decrease of $321,230.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $98,924 at July 31, 2004 to $128,717 at July 31, 2005, an increase of $29,793, primarily as a result of increased accrued legal costs.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $25,000 at July 31, 2004 to $5,000 at July 31, 2005, a decrease of $20,000.

Current Liabilities. Current liabilities increased from $288,924 at July 31, 2004, to $521,261 at July 31, 2005, an increase of $232,337, primarily as a result of the increase in current potion of the bank note payable, $122,544, and other borrowings of $100,000.

Liquidity and Capital Resources

On August 18, 2005, the Company closed on a financing transaction with a group of private investors (“Investors”) of $1,000,000. The financing consisted of the sale of two components: (a) an aggregate of Twenty Million (20,000,000) shares of the Company’s common stock; and (b) Warrants registered in the name of each Investor to receive an aggregate of Ten Million (10,000,000) shares of Common Stock to be issued to the Investors pro rata based upon their investment, with an exercise price of $0.15 (with the right to a cashless exercise) and an expiration date of August 18, 2009. The shares sold in this financing transaction have five year unlimited “piggy-back” registration rights and may be registered for resale on a Registration Statement to be filed by the Company if the Investors holding at least 50% of the securities request such registration.

Royalties to date from VivoMetrics and Sensormedics have been an aggregate of approximately $171,382 and $327,280 in 2004 and 2005 respectively. There can be no assurances that the Company will receive similar royalties in 2006.

At July 31, 2005, we had available net operating loss carry forwards of approximately $13,008,000 which expire in various years through 2024.

This annual financial report strongly reflects the FDA’a action in halting sales of the AT-101 that previously was registered with FDA as a Class 1 (exempt) powered exercise device in January 2005. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator as recommended by FDA required financial resources. Finally, fabrication of a less costly version of a prototype AT-101 for home use and an industrial design and market research analysis contract for this new device was necessitated a capital commitment The Company anticipates experiencing losses at least through the next three fiscal quarters as it awaits 510(k) approval to market the AT-101 therapeutic vibrator. NIMS controls production and marketing of this product through its new division, “Acceleration Therapeutics”.

Management believes that this capital sufficiently funds our business plan and capital requirements through the second quarter fiscal year 2006 provided the Company receives FDA 510(k) clearance to market the AT-101 therapeutic vibrator, as an effective, safe, non-invasive means for relief of minor aches and pains.

ITEM 7. FINANCIAL STATEMENTS.

    The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 8A CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 8B OTHER INFORMATION

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended July 31, 2005 and the term of office of each director of the Company.

Name	Age	Position
Marvin A. Sackner, M.D.	73	Chairman of the Board

Taffy Gould	62	Director and Vice Chairman of the Board

Morton J. Robinson, M.D.	73	Director and Secretary

Gerard Kaiser, M.D.	73	Director

Leila Kight	57	Director

John G. Clawson	77	Director

Gary W. Macleod	42	Director and Chief Executive Officer

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death. The Board of Directors met three times in fiscal 2005. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

The following is a brief description of the business experience of our executive officers, directors and significant employees:

MARVIN A. SACKNER, M.D., was elected as Chairman of the Board, Chief Executive Officer and Director with the Company in November 1989. Dr. Sackner co-founded predecessor to the Company in 1977 and was the Chairman of the Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 to 1986, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. He also currently serves as a member of the Scientific Advisory Board of VivoMetrics, Inc.

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

GARY W. MACLEOD was elected our Chief Executive Officer on August 22, 2005. Gary W. Macleod was President and Chief Executive Officer of V-Mobile, Inc. from 2003 to the present. From 2000 to 2003, Mr. Macleod was President and Chief Executive Officer Unplugin, Inc. Mr. Macleod served as President and Chief Executive Officer of Courtroom Technologies, Inc. from 1991 to 2000. Mr. Macleod is a business graduate of Franklin Pierce College in New Hampshire, graduating in 1985.

The Company is permitted up to eight directors consisting of two directors in Class One, two directors in Class Two, and four directors in Class Three. Class One Directors were elected in 2002 to serve initially for two years and then for periods of six years. Gerard Kaiser, M.D. was elected as a Class One Director Class Two Directors were elected in 2002 to serve initially for four years and then for periods of six years. Leila Kight and John G. Clawson were elected in 2002 as Class Two Directors. Class Three Directors were elected in 2002 to serve initially for six years and then for periods of six years. Marvin A. Sackner, M.D., Taffy Gould, and Morton J. Robinson, M.D. were elected as Class Three Directors.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended July 31, 2005, beneficial owners complied with Section 16(a) filing requirements applicable to them, except that our executives are in the process of completing the appropriate forms but have not filed such forms for fiscal year ended July 31, 2005.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB for July 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at July 31, 2005, the end of our last completed fiscal year):

Long Term Compensation
	Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Marvin A. Sackner Chief Executive Officer	2003 2004 2005	$99.000 — —	— — —	— — —	— — —	— — —	— — —	— — —

Gary W. MacLeod Chief Executive Officer	2005	—	—	—	—	—	—	—

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended July 31, 2005.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended July 31, 2005.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

We currently have seven directors. We do not currently provide our directors with compensation, although we do reimburse their expenses. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any director was compensated during the Company’s last completed fiscal year for any service provided as director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of July 31, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name and Address Identify of Group	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned (1)	Percentage of Class (3)	No. of Shares of Voting Securities Beneficially Owned (4)		Percentage of Beneficial Ownership (4)
Marvin A. Sackner, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	12,055,634	(5)	32.3%	36,855.92	59.4%	12,092,489.92	(5)	32.3%

Taffy Gould 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	1,086,665	(6)	2.9%	-0-	-0-	1,086,665	(6)	2.9%
Morton J. Robinson, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	639,999	(7)	1.7%	1,073.19	1.7%	641,072.19	(7)	1.7%

Gerard Kaiser, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	261,666	(8)	*	75.00	*	261,741	(8)	*

Leila Kight 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	1,321,666	(9)	3.5%	-0-	-0-	1,321,666	(9)	3.5%

John G. Clawson 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	382,500	(9)	1.0%	-0-	-0-	382,500	(9)	1.0%

All executive officers and directors as a group (6 persons)	15,748,130		42.2%	38,004.11	61.2%	15,786,134.11		42.2%

*	Less than 1%
(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner’s percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(2)	Based on 37,346,131 shares of Common Stock, consisting of 31,221,971 shares of Common Stock issued and outstanding as of July 31, 2005 and 6,124,160 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder.
(3)	Based on 62,048 Series C Convertible Preferred Stock issued and outstanding, as of July 31, 2005.

(4)	Based on 37,408,179 shares consisting of shares of Common Stock, consisting of 31,221,971 shares of Common Stock issued and outstanding as of July 31, 2005, 62,048 Series C Convertible Preferred Stock and 100 shares of Series B Preferred Stock issued and outstanding as of July 31, 2005 and 6,124,160 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder. Holders of Series C Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock on a share-for-share basis as a single class, on all matters except as otherwise required by law
(5)	Includes securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse and includes options to purchase 999,166 shares of Common Stock.
(6)	Includes options to purchase 611,666 shares of Common Stock. Does not include shares of Common Stock and options to purchase Common Stock held by family members.
(7)	Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson’s medical practice and includes options to purchase 181,666 shares of Common Stock. Does not include securities held by trust established for the benefit of Dr. Robinson’s children, in which securities he disclaims beneficial ownership.
(8)	Includes shares of Common Stock held by Dr. Kaiser’s spouse and includes options to purchase 120,000 shares of Common Stock.
(9)	Includes securities held by Leila Kight and John Ballou and includes options to purchase 321,666 shares of Common Stock.

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

On December 30, 2003, the Company amended the agreement regarding assignment of patents and related intellectual property, whereby the Company agreed to provide for the payment by

VivoMetrics of the balance of the Additional Minimum Royalty, as defined in twelve equal monthly payments beginning January 15, 2004. Total royalties receivable from VivoMetrics was $90,075 as of July 31, 2005.

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

During fiscal year 2004 the Company issued a Note payable to an officer and shareholder of the Company in the amount of $65,000. Total Notes payable to such officer and shareholder of the Company was $165,000 at July 31, 2005.

During fiscal year 2004 the Company issued common stock for services as follows: 500,000 shares issued to an officer and shareholder of the Company; 100,000 shares issued to a shareholder of the Company; 100,000 shares issued to a vendor.

ITEM 13. EXHIBITS.

Exhibit No.		Description of Exhibits
3	(a)	Articles of Incorporation, as amended (1)

	(b)	By-Laws, as amended (2)

4	(a)	Form of Certificate evidencing shares of Common Stock (3)

10	(c)	Revised SMC Agreement (4)

14.1		Code of Ethics(5)

21		Subsidiaries of the Company (2)

23		Consent of Independent Auditors(5)

31.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

31.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (5)

32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1989 and are incorporated herein by reference.
(2)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.
(3)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.
(4)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.
(5)	Filed herewith.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended July 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending July 31, 2005 was $ 22,750.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended July 31, 2005 were $13,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2005 was $$0.00.

Year ended July 31, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending July 31, 2004 was $20,990.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended July 31, 2004 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2005 was $$0.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended July 31, 2005 by Jewett Schwartz & Associates, L.L.P. is compatible with maintaining Jewett Schwartz & Associates, L.L.P.’s independence.

AUDITOR’S TIME ON TASK

All of the work expended by Jewett Schwartz & Associates, L.L.P. on our July 31, 2005 audit was attributed to work performed by Jewett Schwartz & Associates, L.L.P.’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: November 9, 2005	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ Marvin A. Sackner	Chairman of the Board and Director	November 9, 2005
MARVIN A. SACKNER

/S/ Gary W. Macleod	Director, Chief Executive Officer	November 9, 2005
GARY W. MACLEOD

/S/ Taffy Gould	Vice Chairman of the Board and Director	November 9, 2005
TAFFY GOULD

/S/ Mortin J. Robinson	Secretary and Director	November 9, 2005
MORTON J. ROBINSON

/S/ Gerard Kaiser	Director	November 9, 2005
GERARD KAISER

/s/ John G. Clawson	Director	November 9, 2005
JOHN G. CLAWSON

/s/ Leila Kight	Director	November 9, 2005
LEILA KIGHT

NON-INVASIVE MONITORING SYSTEMS, INC.

FINANCIAL STATEMENTS

For the years ended July 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive monitoring Systems, Inc. (“the Company”) as of July 31, 2005, and the related statements of operations, changes in shareholders’ deficiency and cash flows for the years ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. as of July 31, 2005, and the results of its operations and its cash flows for the years ended July 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, & Associates

Jewett, Schwartz, & Associates

October 19, 2005

Hollywood, FL

NON-INVASIVE MONITORING SYSTEMS, INC.

BALANCE SHEETS

	July 31, 2005	July 31, 2004
ASSETS

Current assets
Cash	$1,742	$133,671
Accounts and royalties receivable	52,047	97,736
Inventories, net	36,715	20,635
Prepaid expenses, deposits and other current assets	10,988	57,043

Total current assets	101,492	309,085

Furniture and equipment, net	16,709	33,553

Patents, net	15,253	112,046

Total assets	$133,454	$454,684

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$128,717	$98,924
Notes payable - Gibraltar	122,544	—
Notes payable - related party	165,000	165,000
Advance on financing	100,000	—
Deferred research and consulting revenue	5,000	25,000

Total current liabilities	521,261	288,924

Note payable	543,114	700,000

Total Liabilities	1,064,375	988,924

Shareholders’ deficiency
Preferred Series B, 100 shares issued and outstanding	100	100
Preferred Series C, 62,048 shares issued and outstanding	62,048	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 31,221,971 shares issued and outstanding; and additional paid-in capital	13,234,175	13,234,175
Accumulated deficit	(14,227,244)	(13,830,563)

Total shareholders’ deficiency	(930,921)	(534,240)

Total liabilities and shareholders’ deficiency	$133,454	$454,684

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

Years Ended July 31, 2005 and 2004

	2005	2004
Revenues

Product sales	$269,955	$446,240
Royalties	171,382	327,280
Research and consulting	20,338	77,994

Total revenue	461,675	851,514

Operating expenses

Cost of goods sold	133,503	168,228
Selling, general and administrative	403,602	404,852
Research and development	182,561	252,244
Allowance for inventory obsolesence	36,715	—
Impairment loss on patents	101,975	—

Total operating expenses	858,356	825,324

Net profit (loss)	(396,681)	26,190

Weighted average number of common shares outstanding - basic and diluted	31,221,971	30,734,008

Basic and diluted loss per common share	$(0.013)	$0.001

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock and Additional Paid-in Capital		Accumulated Deficit	Total
	Series B	Series C	Shares	Amount
Balance at July 31, 2003	$100	$62,048	30,466,416	$13,160,175	$(13,856,753)	$(634,430)
Common stock issed for cash	—	—	55,555	15,000	—	15,000
Common stock issued for services			700,000	59,000		59,000
Net Income	—	—	—	—	26,190	26,190

Balance at July 31, 2004	100	62,048	31,221,971	13,234,175	(13,830,563)	(534,240)
Net loss	—	—	—	—	(396,681)	(396,681)

Balance at July 31, 2005	$100	$62,048	31,221,971	$13,234,175	$(14,227,244)	$(930,921)

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

Years Ended July 31, 2005 and 2004

	2005	2004
Operating activities
Net income (loss)	$(396,681)	$26,190
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,496	23,596
Write-off of Fixed Assets	6,709	3,937
Common stock issued for services	—	59,000
Provision for inventory obsolesence	36,715	—
Impairment loss on patents	101,975	—
Changes in operating assets and liabilities:
Accounts and royalties receivable	45,689	(46,979)
Inventories	(52,795)	110,944
Prepaid expenses and other assets	46,055	(31,397)
Accounts payable and accrued expenses	29,793	(83,376)
Deferred research and consulting revenues	(20,000)	4,704

Net cash provided by (used in) operating activities	(189,044)	66,619

Investing activities
Purchase of furniture, software an equipment	(3,361)	—
Patent costs incurred	(5,182)	(15,345)

Net cash used in investing activities	(8,543)	(15,345)

Financing activities
Net proceeds from issuance of common stock	—	15,000
Proceeds from loan from shareholder	100,000	65,000
Repayments for loan to shareholder		(2,500)
Proceeds (repayments) of Line of Credit	(34,342)	2,525

Net cash provided by financing activities	65,658	80,025

Net Increase (Decrease) in cash	(131,929)	131,299

Cash, beginning of period	133,671	2,372

Cash, end of period	$1,742	$133,671

Supplemental disclosure
Cash paid for Taxes	$1,092	$—

Cash paid for Interest	$41,276	$—

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

1.	ORGANIZATION AND GOING CONCERN

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), a Florida corporation, manufactured computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body’s surface that has been sold to SensorMedics Division of ViaSys for cash and royalties and to VivoMetrics for royalties and an equity stake in VivoMetrics. It has shifted its business to marketing and sales of a motion platform, therapeutic vibrator device designated the AT-101. The Company also performs consultative research of diagnostic monitoring devices.

Going Concern. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has an accumulated deficit of $14,227,244 and a shareholders’ deficiency of $930,921 at July 31, 2005, current liabilities exceeded current assets by $419,769 at July 31, 2005 and incurred a net loss of $396,681 and net cash of $192,405 was used in operations during fiscal year 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management’s plans as to these matters are for the Company to seek new sources or methods of funding operations or revenue from the sale of its products, royalties and research and consulting services to pursue its business strategy. Management also plans to obtain additional capital through the sale of the Company’s securities. Additionally, the Company has made an application with the FDA for approval of its product. The Company also obtained financing further discussed in note 13 to the financial statements. However, at this time there can be no assurance that the Company will be able to successfully implement its plans or if such plans are successfully implemented that the Company will obtain the necessary capital or revenue to continue funding operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

Furniture and Equipment. Furniture and equipment are stated at cost and depreciated using the straight-line method, over the 5-year estimated useful lives of the assets.

Goodwill and Indefinite-Lived Purchased Intangible Assets In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

The Company reviews its long-lived assets that consist of patents for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the sum of the estimated future cash flows and the carrying amount of the asset. Management reviewed its long-lived assets and determined that a reduction of $101,975 and $0 should be recorded as an impairment of the carrying amount of AT101 patents as of July 31, 2005 and 2004, respectively.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

selling price is reasonable assured. The Company recognizes product sales revenue when products are shipped and royalties as they are earned. Research and consulting revenue is recognized over the term of the respective agreements.

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the year ended July 31, 2005.

Research and Development Costs. Research and development costs and are expensed as incurred.

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s judgment and the history of warranty costs incurred. Warranty costs incurred during the fiscal year ended July 31, 2005 and 2004 were $678 and $0, respectively.

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

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share.

Inventory Pricing

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs.” The new statement amends Accounting Research Bulletin (“APB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

3.	ROYALTIES RECEIVABLE

In August 2000, the Company entered into license and research and consulting agreements with VivoMetrics, Inc. (“VivoMetrics”). In accordance with the terms of these agreements the Company assigned certain patents and software, as well as a non-exclusive, worldwide license under these items, to VivoMetrics in consideration for royalty fees of 3% of sales.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

4.	FURNITURE AND EQUIPMENT, NET

Furniture and equipment, net of accumulated depreciation consist of the following at July 31, 2004:

Computer equipment and software	5 yrs	78,002
Product demonstration equipment	5 yrs	12,659

		90,661
Less: accumulated depreciation		73,952

		$16,709

Depreciation expense was $13,496 and $17,148 during the fiscal year ended July 31, 2005 and 2004, respectively.

5.	PATENTS, NET

Patents, net of accumulated amortization consist of the following at July 31, 2005:

Patents	$52,530
Pending patents	89,744
Other patent costs	20,519

162,793
Less: accumulated amortization	(147,540)

$15,253

Amortization expense was $101,975 and $6,875 during the fiscal year ended July 31, 2005 and 2004, respectively.

6.	NOTES PAYABLE – RELATED PARTY

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

twenty three (23) payments of principal and interest in the amount of $10,211 beginning on March 27, 2005 and on the 27th day of each month thereafter; and a final payment of the entire unpaid balance of principal, earned fees and charges and accrued and unpaid interest, on February 27, 2007. The Promissory Note bears interest at an annual rate of 5.875%. Interest expense was $42,458 during the year ended July 31, 2005.

The following principal payments are due and payable:

Fiscal Year Ended July 31,	Principal Obligation
2006	84,000
2007	581,600

$665,600

8.	INCOME TAXES

At July 31, 2005, the Company has available net operating loss carry forwards of approximately $13,008,000 which expire in various years through 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company’s deferred income tax asset would result from the net operating losses and amounted to approximately $5,000,000.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $5,000,000 valuation allowance at July 31, 2004 was necessary. The increase in the valuation allowance for the year ended July 31, 2005 is $ 600,000.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

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

The following table summarizes the transactions of the Company’s stock options for the two-year period ended July 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2003	5,968,000	$0.438
Options granted	645,000	0.200
Options exercised	—	—
Options forfeited	—	—

Options outstanding, July 31, 2004	6,613,000	0.415
Options granted	93,331	0.150
Options exercised	—	—
Options forfeited	(582,171)	0.415

Options outstanding, July 31, 2005	6,124,160	$0.411

Options to purchase 5,775,000 and 5,130,000 shares were exercisable at July 31, 2005 and 2004, respectively.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

10.	PREFERRED STOCK

Series B Preferred Stock has a liquidation preference of $100 per share, provides for a non-cumulative dividend of $10 per share, if declared, and has 100 shares issued and outstanding.

Series C Preferred Stock has a liquidation preference of $1 per share, provides for a non-cumulative dividend of $0.40 per share, if declared, and has 62,048 shares issued and outstanding.

Holders of the Company’s Preferred Stock are entitled to one vote for each share held. No preferred stock dividends have been declared as of July 31, 2005.

11.	RELATED PARTY TRANSACTIONS

In August 2000, the Company entered into license and research and consulting agreements with VivoMetrics. The Company also received founders’ common stock of VivoMetrics which has subsequently been diluted to approximately 3% ownership interest in VivoMetrics. The Company consults on patents pending transferred from the Company to VivoMetrics and on technologic issues for which it receives financial compensation on a project by project basis. The prior CEO of the Company was also a member of the Board of Directors and also a member of the Scientific Advisory Board of VivoMetrics.

During fiscal year 2004 the Company issued a Note payable to an officer and shareholder of the Company in the amount of $65,000. Total Notes payable to such officer and shareholder of the Company was $165,000 at July 31, 2005.

On March 1, 2005, the Company its only lease, the Company then entered into an understanding with its then CEO and its major shareholder to sublease on a month to month basis its corporate office at a rate of approximately $1,600.

12.	COMMITMENTS AND CONTINGENCIES

Leases.

On June 1, 2004 the Company entered into a Sublease agreement for a portion of its corporate office space provided to Hema Diagnostics Systems, LLC (“HDS”). Under the terms of the Sublease HDS agreed to pay the Company rent of $51,348 per annum payable in equal monthly installments of $4,279 through and including April 30, 2007. This sublease agreement was cancelled on March 1, 2005.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2005 and 2004

There were no future minimum rental payments as of July 31, 2005.

Rent expense was approximately $110,000 and $154,000 for the years ending July 31, 2005 and 2004, respectively.

13.	SUBSEQUENT EVENTS

On August 18, 2005, we closed on a financing transaction with a group of private investors (“Investors”) of $1,000,000. The financing consisted of the sale of two components: (a) an aggregate of Twenty Million (20,000,000) shares of the Company’s common stock; and (b) Warrants registered in the name of each Investor to receive an aggregate of Ten Million (10,000,000) shares of Common Stock to be issued to the Investors pro rata based upon their investment, with an exercise price of $0.15 (with the right to a cashless exercise) and an expiration date of August 18, 2009. The shares sold in this financing transaction have five year unlimited “piggy-back” registration rights and may be registered for resale on a Registration Statement to be filed by the Company if the Investors holding at least 50% of the securities request such registration.

In March and June of 2005, the Company received an aggregate of $100,000 as an advance against the financing of August 18th, described above.

Richard Buckley, an individual and past employee of the company, who was terminated in September 2003, filed suit against the Company for an alleged severance payment.

Exhibit Index

Exhibit No.	Description
14.1	Code of Ethics

23	Consent of Independent Auditors

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002