Form 10QSB
period 2005-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2005-12-09
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2005

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

Common Stock, $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of December 9, 2005 was 51,221,971.

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

BALANCE SHEETS

	October 31, 2005 (Unaudited)	July 31, 2005
ASSETS

Current assets
Cash	$777,697	$1,742
Accounts and royalties receivable	10,950	52,047
Inventories, net	36,715	36,715
Prepaid expenses, deposits and other current assets	29,741	10,988

Total current assets	855,103	101,492

Furniture and equipment, net	13,718	16,709

Patents, net	14,405	15,253

Total assets	$883,226	$133,454

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$68,994	$128,717
Notes payable - Gibraltar	122,544	122,544
Notes payable - related party	165,000	165,000
Advance on Financing	—	100,000
Deferred research and consulting revenue	—	5,000

Total current liabilities	356,538	521,261

Note payable	522,449	543,114

Total Liabilities	878,987	1,064,375

Shareholders’ equity (deficiency)
Preferred Series B, 100 shares issued and outstanding	100	100
Preferred Series C, 62,048 shares issued and outstanding	62,048	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 51,221,971 shares issued and outstanding; and additional paid-in capital	14,234,175	13,234,175
Accumulated deficit	(14,292,084)	(14,227,244)

Total shareholders’ equity (deficiency)	4,239	(930,921)

Total liabilities and shareholders’ equity (deficiency)	$883,226	$133,454

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended October 31, 2005 and 2004

	2005	2004
Revenues

Product sales	$1,310	$150,079
Royalties	53,474	41,028
Research and consulting	8,750	20,000

Total revenue	63,534	211,107

Operating expenses

Cost of goods sold	1,075	71,399
Selling, general and administrative	88,516	91,350
Research and development	38,783	47,361
Total operating expenses	128,374	210,110

Net profit (loss)	(64,840)	997

Weighted average number of common shares outstanding - basic and diluted	51,221,971	31,221,971

Basic and diluted loss per common share	$(0.001)	$0.000

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

Years Ended July 31, 2005 and 2004

	2005	2004
Operating activities
Net income (loss)	$(64,840)	$997
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,840	3,943
Changes in operating assets and liabilities:
Accounts and royalties receivable	41,097	19,902
Inventories	—	10,145
Prepaid expenses and other assets	(18,753)	(51,055)
Accounts payable and accrued expenses	(59,724)	6,758
Deferred research and consulting revenues	(5,000)	(20,000)

Net cash provided by (used in) operating activities	(103,380)	(29,310)

Investing activities
Purchase of furniture, software an equipment	—	—
Patent costs incurred	—	(6,710)

Net cash used in investing activities	—	(6,710)

Financing activities
Net proceeds from issuance of common stock	1,000,000	—
Proceeds from loan from shareholder	—	—
Repayments of Advance on Financing	(100,000)	—
Proceeds (repayments) of notes payable	(20,665)	—

Net cash provided by financing activities	879,335	—

Net Increase (Decrease) in cash	775,955	(36,020)

Cash, beginning of period	1,742	133,671

Cash, end of period	$777,697	$97,651

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1.	ORGANIZATION AND GOING CONCERN

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

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

3.	SHAREHOLDERS’ EQUITY

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

In March and June of 2005, the Company received an aggregate of $100,000 as an advance against the financing of August 18th, described above.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

4.	LITIGATION

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

On August 16, 2005, the Company submitted a 510(k) application to FDA to market the AT-101 as a therapeutic vibrator through its legal counsel and is awaiting a response from the FDA.

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

This quarterly financial report strongly reflects the FDA’s action in halting sales of the AT-101 that previously was registered with FDA as a Class 1 (exempt) powered exercise device in January 2005. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator, as suggested by FDA, has required additional financial resources. The Company anticipates experiencing losses at least through the next two fiscal quarters as it awaits 510(k) approval to market the AT-101 therapeutic vibrator.

The Company will seek additional capital in 2006 to remain in business and commercialize the AT-101 therapeutic vibrator for physician offices, sports medicine centers, athletic teams, and home use. Failure to secure necessary financing may result in reduction and curtailment of operations.

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

As of October 31, 2005 the Company had a net operating loss carry forward available to offset future taxable income for federal and state income tax purposes.

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

THREE MONTHS ENDED OCTOBER 31, 2005

COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2004

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $211,107 for the three month period ended October 31, 2004 to $63,534 for the three month period ended October 31, 2005, a decrease of $147,573, primarily as a result of a decrease in At-101 sales of $148,769.

Costs of goods sold. Costs of goods sold decreased from $71,399 for the three month period ended October 31, 2004 to $1,075 for the three month period ended October 31, 2005, a decrease of $70,324, primarily due to a decrease in AT101 units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $91,350 for the three month period ended October 31, 2004 to $88,516 for the three month period ended October 31, 2005, a decrease of $2,834.

Research and development costs. Research and development costs decreased from $47,361 for the three month period ended October 31, 2004 to $38,783 for the three month period ended October 31, 2005, a decrease of $8,578.

Total operating expenses. Total operating expenses decreased from $210,110 for the three month period ended October 31, 2004 to $128,374 for the three month period ended October 31, 2005, a decrease of $81,736. The decrease is primarily attributed to reduced cost of sales.

Net Loss. Net loss increased from a net profit of $997 for the three month period ended October 31, 2004 to a net loss of ($64,840) for the three month period ended October 31, 2005. The increase is mainly attributed to reduced sales of the AT101.

Current Assets

Cash. Cash increased from $1,742 at July 31, 2005 to $777,697 at October 31, 2005, an increase of $775,955, primarily as a result of the financing received in August 2005.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $52,047 at July 31, 2005 to $10,950 at October 31, 2005, a decrease of $41,097, primarily as a result of royalty payments received in October 2005.

Inventories. Inventories remained unchanged from $36,715 at July 31, 2005 to $36,715 at October 31, 2005.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased from $10,988 at July 31, 2005 to $29,741 at October 31, 2005, an increase of 18,753, due to an increase in deposits and prepaid consulting.

Furniture and equipment. Furniture and equipment decreased from $16,709 at July 31, 2005 to $13,718 at October 31, 2005, a decrease of $2,991.

Patents. Patents decreased from $15,253 at July 31, 2005 to $14,405 at October 31, 2005, a decrease of $848.

Total assets. Total assets increased from $133,454 at July 31, 2005 to $883,226 at October 31, 2005, an increase of $749,772, primarily as a result of the financing received in August 2005.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $128,717 at July 31, 2005 to $68,094 at October 31, 2005, an decrease of $60,623.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $5,000 at July 31, 2005 to $0 at October 31, 2005, a decrease of $5,000.

Current Liabilities. Current liabilities decreased from $521,261 at October 31, 2005, to $356,538 at October 31, 2005, a decrease of $164,723, primarily as a result of the decrease in other borrowings of $100,000.

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

Management believes that this capital sufficiently funds our business plan and capital requirements through the second quarter of 2006 provided the Company receives FDA 510(k) clearance to market the AT-101 therapeutic vibrator, as an effective, safe, non-invasive means for relief of minor aches and pains. The notes in the unaudited financial statements at and for the quarter ended October 31, 2005, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note 1 to the unaudited financial statements at and for the quarter ended October 31, 2005 describe the conditions which raise this doubt and management’s plans.

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2005.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Small Business Issuer Purchases Of Equity Securities

None.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: December 9, 2005	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Dated: December 9, 2005	By:	/s/ David Genzler
David Genzler
Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.