Form 10QSB
period 2006-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2006-03-08
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2006

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

March 8, 2006 was 51,310,166.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

BALANCE SHEETS

	January 31, 2006 (Unaudited)	July 31, 2005
ASSETS
Current assets
Cash	$630,282	$1,742
Accounts and royalties receivable	23,604	52,047
Inventories, net	36,715	36,715
Prepaid expenses, deposits and other current assets	9,997	10,988

Total current assets	700,598	101,492

Furniture and equipment, net	10,945	16,709

Patents, net	14,235	15,253

Total assets	$725,778	$133,454

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$100,760	$128,717
Notes payable - Gibraltar	122,544	122,544
Notes payable - related party	165,000	165,000
Advance on Financing	—	100,000
Deferred research and consulting revenue	—	5,000

Total current liabilities	388,304	521,261

Note payable	501,392	543,114

Total Liabilities	889,696	1,064,375

Shareholders’ equity (deficiency)
Preferred Series B, 100 shares issued and outstanding	100	100
Preferred Series C, 62,048 shares issued and outstanding	62,048	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 51,221,971 shares issued and outstanding; and additional paid-in capital	14,234,175	13,234,175
Accumulated deficit	(14,460,241)	(14,227,244)

Total shareholders’ equity (deficiency)	(163,918)	(930,921)

Total liabilities and shareholders’ equity (deficiency)	$725,778	$133,454

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended January 31, 2006 and 2005

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Revenues
Product sales	$3,841	$108,993	5,151	259,072
Royalties	53,955	44,878	107,429	85,906
Research and consulting	18,554	338	27,304	20,338

Total revenue	76,350	154,209	139,884	365,316

Operating expenses
Cost of goods sold	13,372	60,014	14,447	131,413
Selling, general and administrative	168,002	126,636	256,518	217,986
Research and development	63,133	56,810	101,916	104,171
Allowance for inventory obsolesence		36,715		36,715
Allowance for patent impairment		101,975		101,975
Total operating expenses	244,507	382,150	372,881	592,260

Net profit (loss)	(168,157)	(227,941)	(232,997)	(226,944)

Weighted average number of common shares outstanding - basic and diluted	51,221,971	31,221,971	51,221,971	31,221,971

Basic and diluted loss per common share	$(0.003)	$(0.007)	$(0.005)	$(0.007)

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

Periods Ended January 31, 2006 and 2005

	Six Months Ended
	2006	2005
Operating activities
Net income (loss)	$(232,997)	$(226,944)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,782	7,925
Write-off of Fixed Assets	—	2,003
Allowance for inventory obsolesence	—	36,715
Allowance for patent impairment	—	101,975
Changes in operating assets and liabilities:
Accounts and royalties receivable	28,443	72,736
Inventories	—	(52,795)
Prepaid expenses and other assets	991	50,362
Accounts payable and accrued expenses	(27,957)	(36,821)
Deferred research and consulting revenues	(5,000)	(20,000)

Net cash provided by (used in) operating activities	(229,738)	(64,844)

Investing activities
Purchase of furniture, software an equipment	—	—
Patent costs incurred	—	(6,370)

Net cash used in investing activities	—	(6,370)

Financing activities
Net proceeds from issuance of common stock	1,000,000	—
Proceeds from loan from shareholder	—	—
Repayments of Advance on Financing	(100,000)	—
Proceeds (repayments) of notes payable	(41,722)	—

Net cash provided by financing activities	858,278	—

Net Increase (Decrease) in cash	628,540	(71,214)

Cash, beginning of period	1,742	133,671

Cash, end of period	$630,282	$62,457

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1.	ORGANIZATION

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include royalties receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for royalties receivable, accounts payable and accrued expenses because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Richard Buckley, an individual and past employee of the company, who was terminated in September 2003, filed suit against the Company for an alleged severance payment. The matter was subsequently settled.

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

The Company had originally submitted the AT-101 to FDA as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on a prescription basis but in January 2005, FDA disagreed with the Company’s classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased all sales and marketing efforts thereafter. Revenue has continued to be received from royalties of sales of its diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics companies and small research contracts.

This quarterly financial report strongly reflects the FDA’s action in halting sales of the AT-101 that previously was registered with FDA as a Class 1 (exempt) powered exercise device in January 2005. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator, as suggested by FDA, has required additional financial resources. The Company anticipates experiencing losses at least through the next fiscal quarter as it awaits 510(k) approval to market the AT-101 therapeutic vibrator.

The Company has been awarded a Small Business Innovative Research (SBIR) for Phase 1, of a six month research contract in the amount of $99,624 for “The Use of Non-Invasive Methods to Determine Stroke Volume”.

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

Once FDA approval is received revenue will be derived from sales of the AT-101 therapeutic vibrator device, royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and recourses of developing and marketing the AT-101 therapeutic vibrator.

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

As of January 31, 2006 the Company had a net operating loss carry forward available to offset future taxable income for federal and state income tax purposes.

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

SIX MONTHS ENDED JANUARY 31, 2006

COMPARED TO SIX MONTHS ENDED JANUARY 31, 2005

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $365,316 for the six month period ended January 31, 2005 to $139,884 for the six month period ended January 31, 2006, a decrease of $225,432, primarily as a result of the cessation of sales of the At-101 sales of $253,921, offset by an increases in royalty income of $21,523.

Costs of goods sold. Costs of goods sold decreased from $131,413 for the six month period ended January 31, 2005 to $14,447 for the six month period ended January 31, 2006, a decrease of $116,966, primarily due to a the cessation of sales of the AT101.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $217,986 for the six month period ended January 31, 2005 to $255,518 for the six month period ended January 31, 2006, an increase of $38,532, primarily as a result of increased salary expenses and legal expenses.

Research and development costs. Research and development costs decreased from $104,171 for the six month period ended January 31, 2005 to $101,916 for the six month period ended January 31, 2006, a decrease of $2,255.

Total operating expenses. Total operating expenses decreased from $592,260 for the six month period ended January 31, 2005 to $372,881 for the six month period ended January 31, 2006, a decrease of $219,379. The decrease is primarily attributed to reduced cost of sales and no additional allowances, offset by increased selling, general and administrative expenses.

Net Loss. Net loss increased from 226,994 for the six month period ended January 31, 2005 to $232,997 for the six month period ended January 31, 2006. The increase is mainly attributed to reduced sales of the AT101.

THREE MONTHS ENDED JANUARY 31, 2006

COMPARED TO THREE MONTHS ENDED JANUARY 31, 2005

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $154,209 for the three month period ended January 31, 2005 to $76,350 for the three month period ended January 31, 2006, a decrease of $77,859, primarily as a result of the cessation of sales of the At-101.

Costs of goods sold. Costs of goods sold decreased from $60,014 for the three month period ended January 31, 2005 to $13,372 for the three month period ended January 31, 2006, a decrease of $46,642, primarily due to the cessation of sales of the At-101.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $126,636 for the three month period ended January 31, 2005 to $168,002 for the three month period ended January 31, 2006, an increase of $41,366, primarily as a result of increased salary expenses and legal expenses.

Research and development costs. Research and development costs increased from $56,810 for the three month period ended January 31, 2005 to $63,133 for the three month period ended January 31, 2006, an increase of $6,323 primarily as a result of increased product development costs.

Total operating expenses. Total operating expenses decreased from $382,150 for the three month period ended January 31, 2005 to $244,507 for the three month period ended January 31, 2006, a decrease of $137,643. The decrease is primarily attributed to no additional allowances.

Net Loss. Net loss decreased from $227,941 for the three month period ended January 31, 2005 to $168,157 for the three month period ended January 31, 2006. The decrease is mainly attributed to no additional allowances, offset by decreased revenue.

Current Assets

Cash. Cash increased from $1,742 at July 31, 2005 to $630,282 at January 31, 2006, an increase of $628,540, primarily as a result of the financing received in August 2005.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $52,047 at July 31, 2005 to $23,604 at January 31, 2006, a decrease of $28,443, primarily as a result of royalty payments received in January 2006.

Inventories. Inventories remained unchanged from $36,715 at July 31, 2005 to $36,715 at January 31, 2006.

Prepaid expenses and other current assets. Prepaid expenses and other current assets decreased from $10,988 at July 31, 2005 to $9,997 at January 31, 2006, a decrease of $991.

Furniture and equipment. Furniture and equipment decreased from $16,709 at July 31, 2005 to $10,945 at January 31, 2006, a decrease of $5,764.

Patents. Patents decreased from $15,253 at July 31, 2005 to $14,235 at January 31, 2006, a decrease of $1,018.

Total assets. Total assets increased from $133,454 at July 31, 2005 to $725,778 at January 31, 2006, an increase of $592,324, primarily as a result of the financing received in August 2005.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses decreased from $128,717 at July 31, 2005 to $100,760 at January 31, 2006, a decrease of $27,957.

Advance on financing. Advance on financing decreased from $100,000 at July 31, 2005 to $0 at January 31, 2006, a decrease of $100,000.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $5,000 at July 31, 2005 to $0 at January 31, 2006, a decrease of $5,000.

Current Liabilities. Current liabilities decreased from $521,261 at July 31, 2005, to $388,304 at January 31, 2006, a decrease of $132,957, primarily as a result of the decrease in advance on financing of $100,000.

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2006.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: March 08, 2006	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Dated: March 08, 2006	By:	/s/David Genzler
David Genzler
Principal Accounting Officer