Form 10QSB
period 2006-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2006-06-06
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of June 6, 2006 was 51,221,971.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	April 30, 2006 (Unaudited)	July 31, 2005
ASSETS
Current assets
Cash	$507,208	$1,742
Accounts and royalties receivable	23,604	52,047
Inventories, net	36,715	36,715
Prepaid expenses, deposits and other current assets	16,695	10,988

Total current assets	584,222	101,492

Furniture and equipment, net	8,814	16,709

Patents, net	13,726	15,253

Total assets	$606,762	$133,454

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$171,629	$128,717
Notes payable - Gibraltar	122,544	122,544
Notes payable - related party	165,000	165,000
Advance on Financing	—	100,000
Deferred research and consulting revenue	—	5,000

Total current liabilities	459,173	521,261
Note payable	479,816	543,114

Total Liabilities	938,989	1,064,375

Shareholders’ equity (deficiency)
Preferred Series B, 100 shares issued and outstanding	100	100
Preferred Series C, 62,048 shares issued and outstanding	62,048	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 51,221,971 shares issued and outstanding; and additional paid-in capital	14,234,175	13,234,175
Accumulated deficit	(14,628,550)	(14,227,244)

Total shareholders’ equity (deficiency)	(332,227)	(930,921)

Total liabilities and shareholders’ equity (deficiency)	$606,762	$133,454

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended April 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Revenues

Product sales	$—	$410	$5,151	$259,482
Royalties	57,114	31,086	164,543	116,992
Research and consulting	50,832	—	78,136	20,338

Total revenue	107,946	31,496	247,830	396,812

Operating expenses

Cost of goods sold	32,637	—	47,084	131,413
Selling, general and administrative	188,560	69,606	445,078	287,592
Research and development	55,057	38,643	156,973	142,814
Allowance for inventory obsolesence		—		36,715
Allowance for patent impairment		—		101,975

Total operating expenses	276,254	108,249	649,135	700,509

Net profit (loss)	(168,308)	(76,753)	(401,305)	(303,697)

Weighted average number of common shares outstanding - basic and diluted	51,221,971	31,221,971	51,221,971	31,221,971

Basic and diluted loss per common share	$(0.003)	$(0.002)	$(0.008)	$(0.010)

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Periods Ended April 30, 2006 and 2005

	Nine Months Ended
	2006	2005
Operating activities
Net income (loss)	$(401,305)	$(303,697)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,422	11,968
Write-off of Fixed Assets	—	3,477
Allowance for inventory obsolesence	—	—
Allowance for patent impairment	—	138,690
Changes in operating assets and liabilities:
Accounts and royalties receivable	28,443	50,665
Inventories	—	(52,795)
Prepaid expenses and other assets	(5,707)	44,723
Accounts payable and accrued expenses	42,911	(31,995)
Deferred research and consulting revenues	(5,000)	(20,000)

Net cash provided by (used in) operating activities	(331,236)	(158,964)

Investing activities
Purchase of furniture, software an equipment	—	—
Patent costs incurred	—	(6,370)

Net cash used in investing activities	—	(6,370)

Financing activities
Net proceeds from issuance of common stock	1,000,000	—
Proceeds from loan from shareholder	—	—
Proceeds from convertible debt		50,000
Repayments of Advance on Financing	(100,000)	—
Proceeds (repayments) of notes payable	(63,298)	(13,721)

Net cash provided by financing activities	836,702	36,279

Net Increase (Decrease) in cash	505,466	(129,055)

Cash, beginning of period	1,742	133,671

Cash, end of period	$507,208	$4,616

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1.	ORGANIZATION

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

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

NIMS assigned its patents for an ambulatory monitoring shirt to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirt™ System. Initial marketing has commenced on the LifeShirt System. There can be no assurances as to the amount of revenues that will be derived from the marketing of the LifeShirt system.

The Company will seek additional capital in 2006 to commercialize the AT-101 therapeutic vibrator for physician offices, sports medicine centers, athletic teams, and home use.

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

As of April 30, 2006 the Company had a net operating loss carry forward available to offset future taxable income for federal and state income tax purposes.

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

NINE MONTHS ENDED APRIL 30, 2006

COMPARED TO NINE MONTHS ENDED APRIL 30, 2005

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $396,812 for the nine month period ended April 30, 2005 to $247,830 for the nine month period ended April 30, 2006, a decrease of $148,982, primarily as a result of a decrease in At-101 sales of $254,331, offset by an increases in royalty income of $47,551 and increase in research and consulting income of $57,798.

Costs of goods sold. Costs of goods sold decreased from $131,413 for the nine month period ended April 30, 2005 to $47,084 for the nine month period ended April 30, 2006, a decrease of $84,329, primarily due to a decrease in AT101 units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $287,592 for the nine month period ended April 30, 2005 to $445,078 for the nine month period ended April 30, 2006, an increase of $157,486, primarily as a result of increased salary expenses and legal expenses.

Research and development costs. Research and development costs increased from $142,814 for the nine month period ended April 30, 2005 to $156,973 for the nine month period ended April 30, 2006, an increase of $14,159.

Total operating expenses. Total operating expenses decreased from $700,509 for the nine month period ended April 30, 2005 to $649,135 for the nine month period ended April 30, 2006, a decrease of $51,374. The decrease is primarily attributed to reduced cost of sales and no additional allowances, offset by increased research and development general and selling and administrative expenses.

Net Loss. Net loss increased from $303,697 for the nine month period ended April 30, 2005 to $401,305 for the nine month period ended April 30, 2006. The increase is mainly attributed to reduced sales of the AT101.

THREE MONTHS ENDED APRIL 30, 2006

COMPARED TO THREE MONTHS ENDED APRIL 30, 2005

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $31,496 for the three month period ended April 30, 2005 to $107,946 for the three month period ended April 30, 2006, an increase of $76,450, primarily as a result of an increase in royalties $26,028 and research and consulting income of $50,832.

Costs of goods sold. Costs of goods sold increased from $0 for the three month period ended April 30, 2005 to $32,637 for the three month period ended April 30, 2006, an increase of $32,637, primarily due to an increase in a research contract.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $69,606 for the three month period ended April 30, 2005 to $188,560 for the three month period ended April 30, 2006, an increase of $118,954, primarily as a result of increased salary expenses and legal expenses.

Research and development costs. Research and development costs increased from $38,643 for the three month period ended April 30, 2005 to $55,057 for the three month period ended April 30, 2006, an increase of $16,414 primarily as a result of increased product development costs.

Total operating expenses. Total operating expenses increased from $108,249 for the three month period ended April 30, 2005 to $276,254 for the three month period ended April 30, 2006, an increase of $168,005. The increase is primarily attributed to increased product development costs, salary expenses and legal expenses.

Net Loss. Net loss increased from $76,753 for the three month period ended April 30, 2005 to $168,308 for the three month period ended April 30, 2006. The increase of $91,555 is primarily attributed to increased product development costs, salary expenses and legal expenses, offset by increases in royalties and research and consulting.

Current Assets

Cash. Cash increased from $1,742 at July 31, 2005 to $507,208 at April 30, 2006, an increase of $505,466, primarily as a result of the financing received in August 2005.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $52,047 at July 31, 2005 to $23,604 at April 30, 2006, a decrease of $28,443, primarily as a result of royalty payments received in January 2006.

Inventories. Inventories remained unchanged from $36,715 at July 31, 2005 to $36,715 at April 30, 2006.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased from $10,988 at July 31, 2005 to $16,695 at April 30, 2006, an increase of $5,707.

Furniture and equipment. Furniture and equipment decreased from $16,709 at July 31, 2005 to $8,814 at April 30, 2006, a decrease of $7,895.

Patents. Patents decreased from $15,253 at July 31, 2005 to $13,726 at April 30, 2006, a decrease of $1,527.

Total assets. Total assets increased from $133,454 at July 31, 2005 to $606,762 at April 30, 2006, an increase of $473,308, primarily as a result of the financing received in August 2005.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $128,717 at July 31, 2005 to $171,629 at April 30, 2006, an increase of $42,912.

Advance on financing. Advance on financing decreased from $100,000 at July 31, 2005 to $0 at April 30, 2006, a decrease of $100,000.

Deferred research and consulting revenue. Deferred research and consulting revenue decreased from $5,000 at July 31, 2005 to $0 at April 30, 2006, a decrease of $5,000.

Current Liabilities. Current liabilities decreased from $521,261 at July 31, 2005, to $459,173 at April 30, 2006, a decrease of $62,088, primarily as a result of the decrease in advance on financing of $100,000.

ITEM 3.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2006.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: June 6, 2006	By: /s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Dated: June 6, 2006	By: /s/ David Genzler
David Genzler
Principal Accounting Officer