Form 10KSB
period 2006-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2006-11-13
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2006

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

Common Stock, $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $340,597

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 10, 2006 was approximately $28,701,675.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of July 31, 2006, was 52,315,721.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

Report on Form 10-KSB

For the Fiscal Year Ended July 31, 2006

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the “Exer-Rest,” the home and clinic version of the AT-101 motion platform; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

A. General Development of Business.

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, therapeutic vibrator, which has been designated as the “Exer-Rest,” the home and clinic version of the previously fabricated AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices were sold to SensorMedics Division of ViaSys (NYSE) for cash and royalties on sales and to privately held VivoMetrics in Ventura CA for royalties on sales and an equity position.

Business Strategy

During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the AT-101 powered exercise device on a worldwide basis. The Company promoted its use for the improved circulation and joint mobility.

The Company had originally registered the AT-101 to the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k)

submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of its diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics companies and small research contracts.

NIMS assigned its patents for an ambulatory monitoring shirt to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirtTM System. Marketing and sales efforts have commenced on the LifeShirt System. There can be no assurances as to the amount of revenues that will be derived from sales of the LifeShirt system.

On August 16, 2005, the Company submitted a 510(k) application to FDA to market the AT-101 as a therapeutic vibrator through its legal counsel. This 510(k) application was withdrawn in May 2006.

This annual financial report reflects the FDA’s action in halting sales of the AT-101 in January 2005 that previously was registered with FDA as a Class 1 (exempt) powered exercise device. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator, as suggested by FDA, required additional financial resources amongst other things. Finally, design, marketing research and fabrication of a less costly and more efficient version of the AT-101 for home and clinic use called the “Exer-Rest” has necessitated an additional capital commitment. The Company anticipates experiencing losses at least through the next three fiscal quarters as it awaits 510(k) approval to market the “Exer-Rest” therapeutic vibrator.

Revenue is expected to be derived from sales of the “Exer-Rest” therapeutic vibrator device overseas and in the U.S when FDA approval for marketing is obtained, and from existing royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the “Exer-Rest” therapeutic vibrator.

Effective October 16, 2006, the Registrant accepted $2.357 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,616,005 shares of the Registrant’s common stock, $0.01 par value (“Common Stock”) are being issued to the exercising optionholders and warrantholders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Registrant to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,005,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders.

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Registrant and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, options to Directors in lieu of salary and certain guarantees of the Registrant’s debt.

Directors (including a director holding more than 10% of the outstanding Common Stock (a “10% Holder”) exercised in the aggregate, options to purchase 2,189,164 shares of Common Stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of Common Stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Registrant were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

On October 20, 2006, pursuant to the Offer, the Registrant accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional amounts are not included in the previous paragraphs.

B. Financial Information About Industry Segments.

Not applicable.

C. Narrative Description of Business.

Introduction

The Company is engaged in the development and clinical trial to obtain FDA approval of a non-invasive, whole body, periodic acceleration, therapeutic vibrator which has been designated as the “Exer-Rest.”

Current Products

AT-101 Therapeutic Vibrator and the “Exer-Rest.”

Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in USA. QTM Incorporated, an FDA registered manufacturer (Oldsmar, FL) has was manufactured the device. The AT-101 is built in accordance with ISO and FDA Good Manufacturing Practices.

Several recent animal and human research studies have revealed that application of the AT-101 technology caused release of beneficial substances from the inner lining of blood vessels. These data are not being claimed as an intended use of the device for marketing the “Exer-Rest” but demonstrate a potential mechanism for benefits.

The AT-101 and “Exer-Rest” therapeutic vibrators are inventions by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Marvin Sackner (Chairman of the Board of Directors and Shareholders) is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine. He holds 30 United States patents.

The “Exer-Rest” therapeutic vibrator is based upon the design of the AT 101 therapeutic vibrator which is a comfortable gurney styled device that moves repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The “Exer-Rest” has a much less costly drive mechanism than the AT-101, has the dimensions and appearance of a commercial extra long twin bed with weight about one half the AT-101, can be more readily operated by the patient himself/herself without the aid of an additional person versus the AT-101, and will have a much lower selling price than the AT-101.

The Company has obtained additional capital in 2006 to permit it to continue operations and perform a clinical trial needed to obtain FDA approval to market the “Exer-Rest” therapeutic vibrator for physician offices and home use. No such approval can be assured.

The term the “Company” and “NIMS” refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company’s offices are located at 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida, 32341 and its telephone number is (305) 861-0075.

LifeShirt:

The LifeShirt is a Wearable Physiological Computer (US Patents 6,551,252 issued [April 22, 2003], 6,413,225 [issued July 2, 2002], 6,047,203 [issued April 4, 2000]) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant (“PDA”) with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control from full disclosure, transforms data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

Regulatory Compliance

Medical device manufacturers are subject to extensive federal and state regulations relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its products; the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community and is the intent of the Company to obtain the CE mark.

Patents and Trademarks

The Company currently holds three United States patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional United States and 4 (international) foreign patents. The Company transferred 14 U.S. patents to VivoMetrics, Inc. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company’s technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The patents along with their expiration dates (20 years from filing date) are listed below:

US Patent	Inventors	Title	Expiration Date

7,111,346	Inman, D. Michael; Sackner, Marvin A.	Reciprocating movement platform for the addition of pulses of the fluid channels of a subject	May 15, 2023

7,090,648	Sackner, Marvin A.; Inman, D. Michael	External addition of pulses to fluid channels of body to release or suppress endothelial mediators and to determine effectiveness of such intervention	September 28, 2021

6,155,976	Sackner, Marvin A.; Inman, D. Michael; Meichner, William J.	Reciprocating movement platform for shifting subject to and fro in headwards-footwards direction	May 24, 2019

With respect to its present and proposed product line, the Company has 16 trademarks and trade names which are registered in the United States and in several foreign countries, including the Company’s principal trademark.

Competition

The Company competes with several entities that market, sell or distribute therapeutic vibratory devices that are registered with FDA as powered exercise devices, or therapeutic vibrators. These include Power Plate of North America, Vibraflex, CERAGEM International, Inc. all of which are larger, have longer operating histories and have financial and personnel resources far greater than those of the Company. Management believes, however, that it effectively competes with such concerns on the basis of uniqueness of its product.

Employees

The Company currently employs five full-time employees on a full-time basis. Three are engaged in general, marketing and administrative duties and two in research and development.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently leases two office spaces. The first is at 1666 Kennedy Avenue, North Bay Village Florida. The second is located at 3920 Bee Ridge Road, Sarasota, Florida.

The Rent expense for both the North Bay Village location and the Sarasota location was $35,430.

These premises are occupied under short term leases. The North Bay Village office is subleased from Dr Sackner on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended July 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The table below sets forth, for the respective periods indicated, the prices for the Company’s common stock in the over-the-counter market as reported by the NASD’s OTC Bulletin Board under the symbol NIMU.OB. The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 30, 2004	$0.10	$0.09
April 30, 2004	$0.08	$0.08

July 30, 2004	$0.10	$0.08
October 31, 2005	$0.18	$0.18
January 31, 2005	$0.07	$0.06
April 29, 2005	$0.07	$0.07
July 29, 2005	$0.11	$0.10
January 31, 2006	$0.50	$0.45
April 30, 2006	$0.50	$0.43
July 31, 2006	$0.79	$0.74
October 2006	$0.73	$0.71

At November 10, the Company’s Common Stock was quoted on the OTC Bulletin Board at a closing price of $ 0.70 per share.

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2006, we had approximately 1628 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company.

Recent Issuances of Unregistered Securities

Effective October 16, 2006, the Registrant accepted $2.357 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,616,005 shares of the Registrant’s common stock, $0.01 par value (“Common Stock”) are being issued to the exercising optionholders and warrantholders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Registrant to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,005,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders. The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Registrant and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, and options were issued to Directors in lieu of salary and certain guarantees of the Registrant’s debt.

Directors (including a director holding more than 10% of the outstanding Common Stock (a “10% Holder”) exercised in the aggregate, options to purchase 2,189,164 shares of Common Stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of Common Stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Registrant were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

On October 20, 2006, pursuant to the Offer, the Registrant accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional amounts are not included in the previous paragraphs.

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

Critical Accounting Policies

Long-lived assets. The Company reviews its long-lived assets that consist of patents for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the sum of the estimated future cash flows and the carrying amount of the asset. Management reviewed its long-lived assets and determined that a reduction of $101,975 should be recorded as an impairment of the carrying amount of AT-101 patents during the year ended July 31, 2005.

Income Taxes. The Company provides for income taxes in accordance with Statements of Financial Accounting Standards No. 9 Accounting for Income Taxes (“SFAS No. 109”) using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences of between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

As of July 31, 2006 the Company had a net operating loss carry forward of approximately $13,600,000 available to offset future taxable income for federal and state income tax purposes. The Company’s ability to utilize its net operating losses may be limited due to changes in the Company’s ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions.

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

Stock-Based Compensation. In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that will require employee compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective for small business issuers as of the first interim or annual period of the first fiscal year beginning after December 15, 2005.

YEAR ENDED JULY 31, 2006

COMPARED TO YEAR ENDED JULY 31, 2005

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $461,675 for the year ended July 31, 2005 to $340,597 for the year ended July 31, 2006, a decrease of $121,078, primarily as a result of a decrease in product sales of $264,804, offset by an increases in royalty income of $51,745 and increase in research and consulting income of $91,981. The decrease in revenues was the result of FDA’s action in preventing sales of the AT-101 because the agency disagreed with the Company’s classification as a powered exercise device. The royalty income increased because SensorMedics and VivoMetrics had increased sales of NIMS’ licensed products. The research and consulting income increased primarily as a result of NIMS being awarded a phase 1 Small Business Innovation Research government contract.

Cost of sales. Cost of Sales decreased from $133,503 for the year ended July 31, 2005 to $45,614 for the year ended July 31, 2006, a decrease of $87,889, primarily due the discontinuance of AT-101 units sold.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $361,144 for the year ended July 31, 2005 to $601,705 for the year ended July 31, 2006, an increase of $240,561, primarily as a result of increased salary expenses and legal expenses.

Research and development costs. Research and development costs increased from $182,561 for the year ended July 31, 2005 to $212,472 for the year ended July 31, 2006, an increase of $29,911, primarily as a result of increased product development costs for the AT101 home version.

Total operating expenses. Total operating expenses increased from $815,898 for the year ended July 31, 2005 to $886,016 for the year ended July 31, 2006, an increase of $70,118. The increase is primarily attributed to increased research and development costs and general and administrative expenses.

Net Loss. Net loss increased from $396,681 for the year ended July 31, 2005 to $613,060 for the year ended July 31, 2006. The increase is mainly attributed to reduced product sales and increased operating expenses.

Current Assets

Cash. Cash increased from $1,742 at July 31, 2005 to $404,376 at July 31, 2006, an increase of $402,634, primarily as a result of the equity financing received in August 2005.

Accounts Receivable and Royalties Receivable. Accounts Receivable and Royalties Receivable decreased from $52,047 at July 31, 2005 to $23,604 at July 31, 2006, a decrease of $28,443, primarily as a result of royalty payments received in July 2006.

Inventories. Inventories decreased from $36,715 at July 31, 2005 to $10,490 at July 31, 2006, primarily as a result of an additional write-down in July 2006 of AT-101 inventory in the amount of $26,225.

Prepaid expenses and other current assets. Prepaid expenses and other current assets increased from $10,988 at July 31, 2005 to $20,674 at July 31, 2006, an increase of $9,686, primarily due to a vendor deposit.

Furniture and equipment. Furniture and equipment decreased from $16,709 at July 31, 2005 to $7,027 at July 31, 2006, a decrease of $9,682, due to current year depreciation.

Patents and deferred loan costs. Patents and deferred loan costs decreased from $15,253 at July 31, 2005 to $13,217 at July 31, 2006, a decrease of $2,036, due to current amortization.

Total assets. Total assets increased from $133,454 at July 31, 2005 to $479,388 at July 31, 2006, an increase of $345,934, primarily as a result of increased cash due to equity financing received in August 2005.

Liabilities

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $114,542 at July 31, 2005 to $207,605 at July 31, 2006, an increase of $93,063, primarily as a result of increased legal fees payable.

Advance on financing. Advance on financing decreased from $100,000 at July 31, 2005 to $0 at July 31, 2006, a decrease of $100,000, as a bridge loans converted to common stock as part of the August, 2005 equity financing.

Deferred research and consulting revenue and warranty income. Deferred research and consulting revenue and warranty income decreased from $19,175 at July 31, 2005 to $10,275 at July 31, 2006, a decrease of $8,900 due to current year recognition of revenue.

Current Liabilities. Current liabilities increased from $510,896 at July 31, 2005, to $957,068 at July 31, 2006, an increase of $446,172, primarily as a result of the note payable in the amount of $580,563 becoming due within the next year, offset by the decrease in advance on financing of $100,000 and offset by increased legal fees payable.

Liquidity and Capital Resources

On August 18, 2005, the Company closed on a financing transaction with a group of private investors (“Investors”) for $1,000,000. The financing consisted of the sale of two components: (a) an aggregate of twenty one million (21,000,000) shares of the Company’s common stock; and (b) Warrants registered in the name of each Investor to receive an aggregate of nine million, five hundred thousand (9,500,000) shares of Common Stock to be issued to the Investors pro rata based upon their investment, with an exercise price of $0.15 and an expiration date of August 18, 2009. The shares sold in this financing transaction have five year unlimited “piggy-back” registration rights and may be registered for resale on a Registration Statement to be filed by the Company if the Investors holding at least 50% of the securities request such registration.

Effective October 16, 2006, the Registrant accepted $2.357 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,616,005 shares of the Registrant’s common stock, $0.01 par value (“Common Stock”) are being issued to the exercising optionholders and warrantholders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Registrant to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,005,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders.

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Registrant and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, and options were issued to Directors in lieu of salary and certain guarantees of the Registrant’s debt.

Directors (including a director holding more than 10% of the outstanding Common Stock (a “10% Holder”) exercised in the aggregate, options to purchase 2,189,164 shares of Common Stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of Common Stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Registrant were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

On October 20, 2006, pursuant to the Offer, the Registrant accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional amounts are not included in the previous paragraphs.

Royalties from VivoMetrics and SensorMedics were $223,127 and $171,382 in 2005 and 2006 respectively. There can be no assurances that the Company will receive similar royalties in 2007.

At July 31, 2006, we had available net operating loss carry forwards of approximately $13,600,000 which expire in various years through 2026. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The decline in product sales reflects the FDA’s action in halting sales of the AT-101 that previously was registered with FDA as a Class 1 (exempt) powered exercise device in January 2005. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator as recommended by FDA required financial resources. Finally, fabrication of a less costly version of a substitute device for the AT-101 (“Exer-Rest”) for home and clinic use and an industrial design and market research analysis contract for this new device has necessitated a capital commitment. The Company anticipates experiencing losses as it awaits 510(k) approval to market the “Exer-Rest” therapeutic vibrator. NIMS controls production and marketing of this product through its new division, “Acceleration Therapeutics”.

Management believes that as a result of the capital financing in October of 2006 that it will have sufficient capital to fund our business capital requirements through July 31, 2007.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 5, 2006, Jewett, Schwartz, & Associates (the “Former Accountant”) was dismissed as the Company’s accountant. The Company engaged Eisner, LLP as its principal accountants effective September 5, 2006. From the time that the Former Accountant was engaged on January 21, 2003 to the present, the Former Accountant did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B.

The Former Accountant issued the audit report for the Registrant’s financial statements for years ended July 31, 2003, July 31, 2004 and July 31, 2005. These reports did not contain an adverse opinion or a disclaimer of opinion. During this period and the subsequent interim period prior to the dismissal of the Former Auditor, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the Former Auditor’s satisfaction would have caused the Former Auditor to make reference to this subject matter of the disagreements in connection with the Former Auditor’s report, nor did the Former Accountant advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

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

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended July 31, 2006 and the term of office of each director of the Company.

Name	Age	Position
Marvin A. Sackner, M.D.	74	Chairman of the Board

Taffy Gould	63	Director and Vice Chairman of the Board

Morton J. Robinson, M.D.	74	Director and Secretary

Gerard Kaiser, M.D.	74	Director

Leila Kight	58	Director

John G. Clawson	78	Director

Gary W. Macleod	43	Director and Chief Executive Officer

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

GARY W. MACLEOD was elected Chief Executive Officer on August 22, 2005. Gary W. Macleod was President and Chief Executive Officer of V-Mobile, Inc. from 2003 to the present. From 2000 to 2003, Mr. Macleod was President and Chief Executive Officer Unplugin, Inc. Mr. Macleod served as President and Chief Executive Officer of Courtroom Technologies, Inc. from 1991 to 2000. Mr. Macleod is a business graduate of Franklin Pierce College in New Hampshire, graduating in 1985.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended July 31, 2005, beneficial owners complied with Section 16(a) filing requirements applicable to them, except that our executives are in the process of completing the appropriate forms but have not filed such forms for fiscal year ended July 31, 2006.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at July 31, 2006, the end of our last completed fiscal year):

Name and Principal Position	Annual Compensation			Long Term Compensation
	Year	Salary	Bonus	Awards		Payouts
				Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Marvin A. Sackner	2004		—	—	—	—	—	—
Chairman of the Board of Directors	2005		—	—	—	—	—	—
Gary W. MacLeod Chief Executive Officer	2005		—	—	—	—	—	—

There were grants of stock options to the Named Executive Officers during the fiscal year ended July 31, 2006. There were 675,000 Options granted to Executive Officers during the fiscal year ending July 31, 2006. There was an additional grant of 93,331 to Guarantors of a note payable on the company’s behalf. Six Guarantors exercised those options during the Private Placement of October 2006 which entitled them to a twenty percent (20%) bonus in shares which totaled 11,199.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of July 31, 2006, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address Identify of Group	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned (1)	Percentage of Class (3)	No. of Shares of Voting Securities Beneficially Owned (4)		Percentage of Beneficial Ownership (4)
Marvin A. Sackner, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	12,584,471	(5)	18.4%	36,855.92	59.4%	12,621,326.92	(5)	18.5%

Taffy Gould 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	1,488,331	(6)	2.2%	-0-	-0-	1,488,331	(6)	2.2%

Morton J. Robinson, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	799,165	(7)	1.2%	1,073.19	1.7%	800,238.19	(7)	1.2%

Gerard Kaiser, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	261,666	(8)	*	75.00	*	261,741	(8)	*

Name and Address Identify of Group	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned (1)	Percentage of Class (3)	No. of Shares of Voting Securities Beneficially Owned (4)		Percentage of Beneficial Ownership (4)
Leila Kight 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	1,333,332	(9)	2.0%	-0-	-0-	1,333,332	(9)	2.0%

John G. Clawson 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	367,500	(9)	*	-0-	-0-	367,500	(9)	*

All executive officers and directors as a group (6 persons)	27,584,465		40.4%	41,285.11	66,5%	27,625,750.11		40.4%

Frost Gamma Investment Trust 4400 Biscayne Blvd Miami, FL 33137	10.750,000	(10)	15.8%	3,281	5.3%	10,753,281		15.7%

*	Less than 1%
(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner’s percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(2)	Based on 67,566,824 shares of Common Stock, consisting of 52,310,166 shares of Common Stock issued and outstanding as of July 31, 2006 and 5,756,658 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder and 9,500,000 shares of Common Stock that can be acquired within 60 days from date hereof upon exercise of warrants to the holder.
(3)	Based on 62,048 Series C Convertible Preferred Stock issued and outstanding, as of July 31, 2005.
(4)	Based on 67,566,824 shares consisting of shares of Common Stock, consisting of 52,310,166 shares of Common Stock issued and outstanding as of July 31, 2006, 62,048 Series C Convertible Preferred Stock and 100 shares of Series B Preferred Stock issued and outstanding as of July 31, 2006 and 5,756,658 shares of Common Stock that can be acquired within 60 days from the date hereof upon exercise of options to the holder and 9,500,000 shares of Common Stock that can be acquired within 60 days from date hereof upon exercise of warrants to the holder. Holders of Series C Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock on a share-for-share basis as a single class, on all matters except as otherwise required by law

(5)	Includes securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse and includes options to purchase 1,190,832 shares of Common Stock.
(6)	Includes options to purchase 571,665 shares of Common Stock. Does not include shares of Common Stock and options to purchase Common Stock held by family members.
(7)	Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson’s medical practice and includes options to purchase 340,832 shares of Common Stock. Does not include securities held by trust established for the benefit of Dr. Robinson’s children, in which securities he disclaims beneficial ownership.
(8)	Includes shares of Common Stock held by Dr. Kaiser’s spouse and includes options to purchase 120,000 shares of Common Stock.

(9) Includes securities held by Leila Kight and John Ballou and includes options to purchase 333,332 shares of Common Stock.

(10)	Includes securities held by Frost Gamma Investments Trust includes warrants to purchase 3,250,000 shares of Common Stock. Frost Gamma Investments Trust is controlled by Dr. Phillip Frost.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has approximately a 2% non-diluted interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. Dr. Sackner’s son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc. Dr. Sackner currently serves as a member of the Scientific Advisory Board of VivoMetrics, Inc.

The Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics, Inc. in consideration for a royalty of 3% of VivoMetrics, Inc.’s gross revenues from sales of certain products. The minimum royalty in the second year was $250,000. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Under the agreement with VivoMetrics, Inc., VivoMetrics, Inc. grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If VivoMetrics, Inc. fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty of 5% of the gross revenues the Company earns on these sales. The Company is not currently active in this regard.

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

Please see Note 11 to the Financial Statements for recent transactions.

ITEM 13. EXHIBITS.

Exhibit No.		Description of Exhibits
3	(a)	Articles of Incorporation, as amended (1)

	(b)	By-Laws, as amended (2)

4	(a)	Form of Certificate evidencing shares of Common Stock (3)

10	(c)	Revised SMC Agreement (4)

14.1		Code of Ethics(5)

21		Subsidiaries of the Company (2)

23.1		Consent of Independent Auditors (Jewett, Schwartz, & Associates)(6)

31.1		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (6)

31.2		Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (6)

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1989 and are incorporated herein by reference.
(2)	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.
(3)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.
(4)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.
(5)	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.
(6)	Filed herewith.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended July 31, 2006

Audit Fees: The aggregate fees, including expenses, expected to be billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB amount to $45,000. The fees billed for our quarterly reports on Form 10-QSB during the fiscal year ending July 31, 2006 totaled $6,450.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended July 31, 2006 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2006 was $0.00.

Year ended July 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending July 31, 2005 was $22,750.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended July 31, 2005 were $14,500.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2005 was $$0.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work performed for us in the year ended July 31, 2006 by Eisner LLP. is compatible with maintaining Eisner LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: November 13, 2006	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Dated: November 13, 2006	By:	/s/ David Genzler
David Genzler,
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ Marvin A. Sackner MARVIN A. SACKNER	Chairman of the Board and Director	November 13, 2006

/S/ Gary W. Macleod GARY W. MACLEOD	Director, Chief Executive Officer	November 13, 2006

/S/ Taffy Gould TAFFY GOULD	Vice Chairman of the Board and Director	November 13, 2006

/S/ Morton J. Robinson MORTON J. ROBINSON	Secretary and Director	November 13, 2006

/S/ Gerard Kaiser GERARD KAISER	Director	November 13, 2006

/s/ John G. Clawson JOHN G. CLAWSON	Director	November 13, 2006

/s/ Leila Kight LEILA KIGHT	Director	November 13, 2006

NON-INVASIVE MONITORING SYSTEMS, INC.

FINANCIAL STATEMENTS

For the years ended July 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive Monitoring Systems, Inc. as of July 31, 2006 and the related statements of operations, changes in capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. as of July 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner, LLP
Eisner, LLP

New York, New York

November 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive monitoring Systems, Inc. (“the Company”) as of July 31, 2005, and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. as of July 31, 2005, and the results of its operations and its cash flows for the year ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jewett, Schwartz, & Associates

Jewett, Schwartz, & Associates

November 9, 2005

Hollywood, FL

NON-INVASIVE MONITORING SYSTEMS, INC.

BALANCE SHEET

July 31, 2006
ASSETS
(Note 7)
Current assets
Cash	$404,376
Accounts and royalties receivable	23,604
Inventories, net	10,490
Prepaid expenses, deposits and other current assets	20,674

Total current assets	459,144

Furniture and equipment, net	7,027

Patents and deferred loan costs, net	13,217

Total assets	$479,388

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities
Note payable - Gibraltar	$580,563
Accounts payable and accrued expenses	207,605
Notes payable - shareholder	165,000
Deferred research and consulting revenue and warranty income	3,900

Total current liabilities	957,068

Deferred warranty income	6,375

Total Liabilities	963,443

Capital deficiency
Preferred Series B, 100 shares issued and outstanding	100
Preferred Series C, 62,048 shares authorized, issued and outstanding	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 52,315,721 shares issued and outstanding	523,158
Additional paid in capital	13,770,943
Accumulated deficit	(14,840,304)

Total capital deficiency	(484,055)

Total liabilities and capital deficiency	$479,388

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF OPERATIONS

Years Ended July 31, 2006 and 2005

	2006	2005
Revenues

Product sales, net	$5,151	$269,955
Royalties	223,127	171,382
Research and consulting and warranty	112,319	20,338

Total revenue	340,597	461,675

Operating expenses

Cost of sales	45,614	133,503
Selling, general and administrative	601,705	361,144
Research and development	212,472	182,561
Allowance for inventory obsolesence	26,225	36,715
Impairment loss on patents	—	101,975

Total operating expenses	886,016	815,898

Operating loss	(545,419)	(354,223)

Interest expense, net	67,641	42,458

Net loss	$(613,060)	$(396,681)

Weighted average number of common shares outstanding - basic and diluted	51,295,259	31,221,971

Basic and diluted loss per common share	$(0.012)	$(0.013)

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

	Preferred Stock				Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Series B	Shares	Series C	Shares	Amount
Balance at July 31, 2004	100	$100	62,048	$62,048	31,221,971	$312,220	$12,921,955	$(13,830,563)	$(534,240)
Common stock issued for cash									—
Common stock issued for services									—
Net loss								(396,681)	(396,681)

Balance at July 31, 2005	100	100	62,048	62,048	31,221,971	312,220	12,921,955	(14,227,244)	(930,921)
Common stock issued for cash and converted bridge loans					21,000,000	210,000	782,500		992,500
Common stock issued for legal settlement					93,750	938	29,062		30,000
Options issued to bank debt guarantors							37,426		37,426
Net loss								(613,060)	(613,060)

Balance at July 31, 2006	100	$100	62,048	$62,048	52,315,721	$523,158	$13,770,943	$(14,840,304)	$(484,055)

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

Years Ended July 31, 2006 and 2005

	2006	2005
Operating activities
Net loss	$(613,060)	$(396,681)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred warranty income	(3,900)	(325)
Depreciation and amortization	11,718	13,496
Common stock issued for legal settlement	30,000
Options issued to bank debt guarantors	37,426
Write-off of fixed assets	—	6,709
Common stock issued for services	—	—
Provision for inventory obsolesence	26,225	36,715
Impairment loss on patents	—	101,975
Changes in operating assets and liabilities:
Accounts and royalties receivable	28,443	45,689
Inventories	—	(52,795)
Prepaid expenses and other assets	(9,686)	46,055
Accounts payable and accrued expenses	93,063	15,618
Deferred research and consulting revenues	(5,000)	(5,500)

Net cash used in operating activities	(404,771)	(189,044)

Investing activities
Purchase of furniture, software and equipment	—	(3,361)
Patent costs incurred	—	(5,182)

Net cash used in investing activities	—	(8,543)

Financing activities
Net proceeds from issuance of common stock	892,500	—
Proceeds from loan from shareholders	—	100,000
Repayments of notes payable	(85,095)	(34,342)

Net cash provided by financing activities	807,405	65,658

Net increase (decrease) in cash	402,634	(131,929)

Cash, beginning of year	1,742	133,671

Cash, end of year	$404,376	$1,742

Supplemental disclosure
Cash paid for income taxes	$647	$1,092

Cash paid for Interest	$38,878	$41,276

Supplemental schedule of non-cash financing activities
Bridge loans converted to common stock	$100,000

Legal fees deducted in connection with equity financing proceeds	$7,500

The accompanying notes are an integral part of these financial statements.

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), a Florida corporation, had manufactured computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body’s surface. It licensed the rights to these products to SensorMedics Division of ViaSys in 1995 for cash and royalties and to VivoMetrics for royalties and an equity stake in VivoMetrics (valued at $0) in 1999. The Company’s activities then concentrated on developing marketing and sales of a motion platform, therapeutic vibrator device designated the AT-101. The Company also performs consultative research of diagnostic monitoring devices. Sales of the AT-101 were stopped by the Food and Drug Administration (“FDA”) because of a reclassification of the product from a powered exercise to a therapeutic vibrator device in January, 2005. The Company is now concentrating on the “Exer-Rest,” a home and clinic version of the AT-101 and seeking FDA approval to market the “Exer-Rest.”

Basis of Presentation. The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As of July 31, 2006, the Company has working capital deficiency of $497,924 and an accumulated deficit of $14,840,304 due to recurring loses. The Company has cash in the amount of $404,376 as of July 31, 2006 and raised an additional $2.357 million as of October 16, 2006 when it closed on a new equity financing (Note 13). Management has determined that these funds will be sufficient to support the Company’s operations through July 31, 2007.

Reclassification. Certain amounts in the 2005 financial statements have been reclassified in order to conform to the current year’s presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such items include input variables for stock based compensation. Actual results could differ from these estimates.

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method and consist primarily of components.

Furniture and Equipment. Furniture and equipment are stated at cost and depreciated using the straight-line method, over the 5-year estimated useful lives of the assets.

Long-lived Assets. The Company reviews its long-lived assets that consist of patents for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the fair value and the carrying amount of the asset. Management reviewed its long-lived assets and determined that a reduction of $0 and $101,975 should be recorded as an impairment of the carrying amount of AT101 patents as of July 31, 2006 and 2005, respectively.

Income Taxes. The Company provides for income taxes in accordance with Statements of Financial Accounting Standards, No. 109, Accounting for Income Taxes, (“SFAS No. 109”) using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

As of July 31, 2006 the Company had a net operating loss carryforward of approximately $13,600,000 available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforwards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

Revenue Recognition. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists and when collection of the fixed or determinable selling price is reasonably assured. The Company recognizes product sales revenue when products are shipped and royalties as they are earned. Research and consulting revenue and warranty income on extended AT-101 warranties outstanding are recognized over the term of the respective agreements.

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the years ended July 31, 2006 and 2005.

Research and Development Costs. Research and development costs and are expensed as incurred.

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. Warranty costs incurred during the fiscal years ended July 31, 2006 and 2005 were $0 and $678, respectively.

Earnings (Loss) Per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. No dilution resulted from the 7,256,658 options, 9,500,000 warrants and 6,204,800 equivalent common shares upon conversion of the Class C preferred stock due to the net loss reported for the year ended July 31, 2006.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts and royalties receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for accounts and royalties receivable, accounts payable and accrued expenses and notes payable – shareholder because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock Based Compensation. In December 2002, the Financial Accounting Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company uses the intrinsic value method for valuing its employee/director awards of stock options and recording the related compensation expense, if any, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee or director compensation cost for stock is reflected in the net loss, as all options granted have exercise prices greater than or equal to the market value of the underlying common stock on the date of the grant. The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

The following table illustrates the effect on the net loss attributed to common stockholders and net loss per share attributable to common stockholders, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended July 31,
	2006		2005
Net loss as reported	$	<613,060>	$	<396,681>

Add: Total stock Based compensation included in the reported net loss		0		0

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$	<153,375>		0

Proforma net loss	$	<766,435>	$	<396,681>

Net loss attributed to common stockholders
Per share: Basic & Diluted - as reported	$	<.012>	$	<.013>

Basic & Diluted - pro forma	$	<.015>	$	<.013>

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statements of Accounting Standards (SFAS) No. 123R, “Shares Based Payment.” The SFAS No. 123R requires that the fair value of stock options granted to employees and directors be recorded in the results of operations over the vesting period and is effective for the company August 1, 2006. We have not determined the effect of the new standard on the results of the Company’s rules. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on earnings per share could change. We have not determined whether we will adopt this accounting standard using the prospective or retrospective method. See Note 10 under stock options to the financial statements for assumptions used by management in calculating the fair value of the employee stock options.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. We are currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

3.	ACCOUNTS AND ROYALTIES RECEIVABLE

The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from the SensorMedics Division of ViaSys Healthcare, Inc. (“Viasys”) and VivoMetrics, Inc. (Note 11).

Royalty income from both ViaSys and VivoMetrics combined were $223,127 and $171,382 for the years ended July 31, 2006 and 2005, respectively. Royalties from ViaSys accounted for $128,543 in year ended July 31, 2005 and $133,762 in 2006. Royalties from VivoMetrics accounted for $42,839 in year ended July 31, 2005 and $89,365 in 2006. Royalties receivable at July 31, 2006 were $7,000.

The Company also completed as of June 30, 2006 a contract with the U.S. Army for medical research in the amount of $99,624. Accounts receivable were $16,604 from this contract at July 31, 2006.

Cost of sales includes cost of product sales, royalties, and research and consulting and warranty income. A component of cost of sales for the year ended July 31, 2006 and 2005, is a provision for inventory obsolescence in the amount of $26,225 and $36,715, respectively related to the markdown of the Company’s AT-101 inventory.

4.	FURNITURE AND EQUIPMENT, NET

Furniture and equipment, net of accumulated depreciation consists of the following: at July 31, 2006 and 2005, respectively:

Computer equipment and software	5 yrs	78,002
Product demonstration equipment	5 yrs	12,659

		90,661
Less: accumulated depreciation		83,634

		$7,027

Depreciation expense was $9,682 and $13,496 during the fiscal years ended July 31, 2006 and 2005, respectively.

5.	PATENTS AND DEFERRED LOAN COSTS

Patents and deferred loan costs consist of the following at July 31, 2006

Patents	$12,029
Deferred Loan Costs	$1,188

$13,217

Amortization expense was $2,036 and $101,975 during the fiscal years ended July 31, 2006 and 2005, respectively.

6.	NOTES PAYABLE – RELATED PARTY

As of July 31, 2006, the total notes payable to an officer and shareholder of the Company was $165,000. There are two notes outstanding; $100,000 and $65,000. The notes are payable upon demand in cash or common or preferred stock of the Company and in the event of default the notes become immediately due and payable in cash with interest accruing at 1.5% per month on any unpaid balance. The $100,000 note bears interest at the prime rate plus 2% and the $65,000 note is non-interest bearing. Interest expense on the interest bearing note was $5,679 for the year ended July 31, 2006. The interest was accrued but not paid as of July 31, 2006. The notes were converted at $0.40 per share to 495,000 shares (including the 20% bonus) of the Company’s common stock in the October 2006 Private Placement.

7.	NOTE PAYABLE-GILBRALTAR

On February 27, 2004 the Company converted its revolving line of credit to a Promissory Note in the amount of $700,000 payable to a bank. The Company pledged all corporate assets excluding fixtures as collateral. The Promissory Note requires the Company to make twelve (12) payments of interest beginning March 27, 2004 and on the 27th day of each month thereafter; twenty three (23) payments of principal and interest in the amount of $10,211 beginning on March 27, 2005 and on the 27th day of each month thereafter; and a final payment of the entire unpaid balance of principal, earned fees and charges and accrued and unpaid interest, on February 27, 2007. All payments required through July 31, 2006 have been made. The Promissory Note bears interest at an annual rate of 5.875%. Interest expense was $67,641 during the year ended July 31, 2006. The debt is also guaranteed by certain shareholders of the Company. The guarantors receive 93,331 options in the aggregate annually to purchase the Company’s stock every January at fifteen cents per share so long as the debt is outstanding. Included in interest expense for the years ended July 31, 2006 and 2005 was $37,426 and $0 expense reflecting the fair value of the options granted. The Black Scholes model was used to compute the fair market value of the options for 5 years at 134% volatility and a discount rate of 4.30%. The Company’s common stock was trading at 43 cents on the date the options were granted.

8.	Deferred Warranty Income

The Company has three extended warranties outstanding as of July 31, 2006 on prior sales of its AT -101. The Company amortizes the revenue from the sale of these extended warranties over the life of the agreements, which are generally three to four years. The Company recognized revenue in the amounts of $3,500 and $325, respectively for the years ended July 31, 2006 and 2005. Deferred warranty income was $10,275 as of July 31, 2006. There was no cost associated with the recognition of warranty income for the year ended July 31, 2006.

9.	INCOME TAXES

At July 31, 2006 and 2005, the Company has available net operating loss carry forwards of approximately $13,600,000 which expire in various years through 2026. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company’s deferred income tax asset would result from the net operating losses and amounted to approximately $5,300,000 and $5,000,000 at July 31, 2006 and 2005, respectively.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $5,300,000 valuation allowance at July 31, 2006 ($5,000,000 at July 31, 2005) was necessary. The increases in the valuation allowance for the years ended July 31, 2006 and 2005 was $300,000 and $600,000, respectively.

10.	CAPITAL DEFICIENCY

August, 2005 Equity Financing

Effective August 18, 2005 Non-Invasive Monitoring Systems, Inc., (the “Company”) closed on a financing transaction with a group of private investors (“Investors”) for $1,000,000. The financing consisted of the sale of two components: (a) an aggregate of 21,000,000 shares of the company’s Common Stock; and (b) Warrants registered in the name of each investor to receive an aggregate of 9,500,000 shares of Common Stock to be issued to the investors pro rata based on their investment, with an exercise price of $0.15 and an expiration date February 18, 2007.

The shares of the Company’s common stock underlying the securities sold in this transaction may be registered for resale on a registration Statement to be filed by the Company if the Investors holding at least 50% of the securities request such registration. That right expires when the common stock becomes eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933. In addition, for a period of five years, the Investors shall have unlimited “piggy-back” rights of the shares of Common Stock on the registration statements which permit the sale of securities to the public (excepting Form S-8).

The total financing of $1,000,000 included the conversion to common stock, of $100,000 bridge loans from shareholders outstanding as of July 31, 2005. One bridge loan in the amount of $50,000 was converted at $.05 per share and the other bridge loan for $50,000 was converted $.025 for a total of 2,000,000 shares.

Stock Options

The following table summarizes the transactions of the Company’s stock options for the two-year period ended July 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2004	6,613,000	$0.415
Options granted	93,331	0.150
Options exercised	—	—
Options forfeited	(582,171)	0.415

Options outstanding, July 31, 2005	6,124,160	0.411
Options granted	1,593,331	0.291
Options exercised	—	—
Options forfeited	(460,833)	0.335

Options outstanding, July 31, 2006	7,256,658	$0.390

The following table sets forth the range of exercise prices, number of shares weighted average exercise price, and remaining contractual lives by groups of similar price as July 31, 2006:

Options Outstanding		Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Options Exercisable
Range of Exercise Prices	Number of Shares			Number of Shares	Weighted Average Price
14.5¢ - 15¢	873,325	$0.150	7.86	873,325	$0.150
30¢ - 40¢	4,908,333	$0.369	5.00	4,033,333	$0.608
50¢ - 75¢	1,475,000	$0.600	10.00	1,475,000	$0.600

Total	7,256,658	$0.390	6.36	6,381,658	$0.402

The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” however, the Company has computed for pro forma disclosure purposes the value of all options granted for the year ended July 31, 2006, using the Black-Scholes options pricing model as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” and using the following weighted average assumptions used for grants in 2006.

2006
Risk-free Interest rate	4.49%
Expected dividend yield	0%
Expected lives	5 years
Expected volatility	134%

The Company’s 2000 Stock Plan (the “plan”), as amended, provides for a total of 2,000,000 shares of Common Stock, of which a total of 1,900,000 shares remain available at July 31, 2006. The Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for the a 10% shareholder. Options expire ten years from the date of the grant and are exercisable according to the terms of the individual options agreement.

Warrants

The Company has 9,500,000 warrants outstanding at July 31, 2006. The warrants all have an expiration date of February 18, 2007 and are exercisable at $.15. The warrants were all issued as part of the August, 2005 equity financing.

Common Shares Reserved

The following is a summary of the Company’s reserved Common Stock shares as of July 31, 2006.

Options issued and Outstanding	7,256,658
Options available under the 2000 Stock Plan	1,900,000
Warrants	9,500,000
Conversion of Class C Preferred Shares	6,204,800

24,861,458

Legal Settlement. During the year ended July 31, 2006, the Company settled a severance pay dispute with a former employee for $10,000 in cash and 93,750 shares of the Company’s Common Stock with a fair market value of $30,000.

PREFERRED STOCK

Series B Preferred Stock has a liquidation preference of $100 per share, provides for a non-cumulative dividend of $10 per share, if declared, and has 100 shares issued and outstanding.

Series C Convertible Preferred Stock has a liquidation preference of $1 per share, provides for a non-cumulative dividend of $0.40 per share, if declared, and has 62,048 shares authorized issued and outstanding. The Series C Convertible Preferred Stock is convertible at the option of the holder in to 100 Shares of Common Stock upon payment of a conversion premium of $1.05 per Common Share.

Holders of the Company’s Preferred Stock are entitled to one vote for each share held. No preferred stock dividends have been declared as of July 31, 2006.

11.	RELATED PARTY TRANSACTIONS

The Company has approximately a 2% nondiluted and 1.1% fully diluted interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. Dr. Sackner’s (who is Chairman of the Board and shareholder in the Company) son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc. Dr. Sackner currently serves as a member of the Scientific Advisory Board of VivoMetrics, Inc.

The Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics, Inc. in consideration for a royalty of 3% of VivoMetrics, Inc.’s gross revenues from sales of certain products. The minimum royalty in the second year was $250,000. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Under the agreement with VivoMetrics, Inc., VivoMetrics, Inc. grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If VivoMetrics, Inc. fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty of 5% of the gross revenues the Company earns on these sales. The Company is not currently active in this regard.

Dr. Sackner also personally leases office space used by the Company for business on a month-to-month basis in North Bay Village Florida. Under an arrangement with the Company, the Company reimburses Dr. Sackner for the cost of the space monthly.

12.	COMMITMENTS AND CONTINGENCIES

Leases.

There were no future minimum rental payments as of July 31, 2006. The Company leases office space in Sarasota, Florida. The lease expires October 31, 2006.

Rent expense was approximately $35,430 and $110,000 for the years ending July 31, 2006 and 2005, respectively.

13.	SUBSEQUENT EVENTS

On October 16, 2006, the Registrant accepted $2.357 million for the exercise of outstanding options and warrants by certain private investors. As a result of the exercise, 14,616,005 shares of the Registrant’s common stock, $0.01 par value (“Common Stock”) are being issued to the exercising optionholders and warrantholders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Registrant to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,005,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders.

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Registrant and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002 and certain guarantees of the Registrant’s debt.

Directors (including a director holding more than 10% of the outstanding Common Stock (a “10% Holder”)) exercised in the aggregate, options to purchase 2,189,164 shares of Common Stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of Common Stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Registrant were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

On October 20, 2006, pursuant to the Offer, the Registrant accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional amounts are not included in the previous paragraphs.

Exhibit Index

23.1	Consent of Independent Auditors (Jewett, Schwartz, & Associates )

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002