Form 10QSB
period 2006-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2006-12-20
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2006

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 31, 2006 was 67,051,726.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format     YES  ☐    NO  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

October 31, 2006
ASSETS
Current assets
Cash	$2,328,286
Accounts and royalties receivable	34,450
Prepaid expenses, deposits and other current assets	82,546

Total current assets	2,445,282
Furniture and equipment, net	5,260
Patents and deferred loan costs, net	11,738

Total assets	$2,462,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable - Gibraltar	$558,534
Accounts payable and accrued expenses	196,248
Deferred research and consulting revenue and warranty income	3,900

Total current liabilities	758,682
Deferred warranty income	5,400

Total Liabilities	764,082

Shareholders’ equity
Preferred Series B, 100 shares issued and outstanding	100
Preferred Series C, 62,048 shares authorized, issued and outstanding	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 67,051,726 shares issued and outstanding	670,518
Additional paid in capital	16,300,625
Accumulated deficit	(15,335,093)

Total shareholders’ equity	1,698,198

Total liabilities and shareholders’ equity	$2,462,280

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended October 31, 2006 and 2005

	2006	2005
Revenue
Product sales, net	$22,710	$1,310
Royalties	52,970	53,474
Research, consulting and warranty	1,360	8,750

Total revenue	77,040	63,534

Operating expenses
Cost of sales	10,490	1,075
Selling, general and administrative	435,352	77,177
Research and development	96,239	38,783

Total operating expenses	542,081	117,035

Operating loss	(465,041)	(53,501)
Interest income (expense), net	(29,748)	(11,339)

Net loss	$(494,789)	$(64,840)

Weighted average number of common shares outstanding - basic and diluted	54,744,733	51,221,971

Basic and diluted loss per common share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended October 31, 2006 and 2005

	2006	2005
Operating activities
Net loss	$(494,789)	$(64,840)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred warranty income	(975)	0
Depreciation and amortization	3,246	3,840
Stock based compensation expense	23,006	—
Fair value of bonus shares issued to directors and debt guarantors	296,451	—
Changes in operating assets and liabilities:
Accounts and royalties receivable	(10,846)	41,097
Inventories	10,490	—
Prepaid expenses and other assets	(61,872)	(18,753)
Accounts payable and accrued expenses	(11,356)	(59,724)
Deferred research and consulting revenues	—	(5,000)

Net cash used in operating activities	(246,645)	(103,380)

Financing activities
Net proceeds from issuance of common stock	2,192,584	900,000
Repayments of notes payable	(22,029)	(20,665)

Net cash provided by financing activities	2,170,555	879,335

Net increase in cash	1,923,910	775,955
Cash, beginning of period	404,376	1,742

Cash, end of period	$2,328,286	$777,697

Supplemental disclosure
Cash paid for Interest	$8,606	$9,892

Supplemental schedule of non-cash financing activities
Notes converted to common stock	$165,000	$100,000

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

The unaudited interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (the “Company”). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2006, and results of operations and cashflows for the three months ended October 31, 2006 and 2005. The results of operations for the three months ended October 31, 2006 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Other than the Company’s adoption of SFAS 123(R) “Share Based Payment” the Company’s accounting policies continue unchanged from July 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on form 10-KSB for the year ended July 31, 2006.

1. ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), is a Florida corporation. The Company is concentrating on developing the “Exer-Rest,” a home and clinic version of the AT-101 a motion platform therapeutic vibrator device, and seeking FDA approval to market the “Exer-Rest.”

Business. The Company’s primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, therapeutic vibrator, which has been designated as the “Exer-Rest,” the home and clinic version of the AT-101 for improved circulation and joint mobility. The Company had originally registered the AT-101 to the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of its diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics (a related party) companies and small research contracts. Revenue is expected to be derived from sales of the “Exer-Rest” therapeutic vibrator device overseas and in the U.S when FDA approval for marketing is obtained, and from existing royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s resources on developing and marketing the “Exer-Rest” therapeutic vibrator.

Product sales during the three month’s ended October 31, 2006 included $21,050 for the sale of the one AT-101 sold for research purposes to an educational institution which had remained in inventory at July 31, 2006. No further sales of this product are expected in the foreseeable future.

Reclassification. Certain amounts in the prior year’s financial statements have been reclassified in order to conform to the current year’s presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the useful lives of long-lived assets and valuation reserves for inventory and patents.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

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

As of October 31, 2006 the Company had a net operating loss carryforward of approximately $13,700,000 available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforwards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

SFAS No. 109 provides that the Company recognize income tax benefits for loss carryforwards. The tax benefits must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists and when collection of the fixed or determinable selling price is reasonably assured. The Company recognizes product sales revenue when products are shipped, title passes and the goods are accepted by the customer and royalties as they are earned. Research and consulting revenue and warranty income on extended AT-101 warranties outstanding are recognized over the term of the respective agreements. Included in revenue for the three months ended October 31, 2006 and 2005 is $975 of warranty income.

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the periods ended October 31, 2006 and October 31, 2005.

Research and Development Costs. Research and development costs primarily consist of expenditures by the Company for research and development of the “Exer-Rest” device to third parties and are expensed as incurred.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. There were no warranty costs during the periods ended October 31, 2006 and October 31, 2005.

Earnings (Loss) Per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. No dilution resulted from the 4,151,654 options, 6,204,800 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding, due to the net loss reported for the three months ended October 31, 2006. For the three months ended October 31, 2005 no dilution resulted from the 6,124,160 options, 6,204,800 common shares issuable upon conversion of the Class C preferred stock, and 9,500,000 warrants outstanding, due to the net loss reported.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts and royalties receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for accounts and royalties receivable, accounts payable and accrued expenses and notes payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation. In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires employee compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective for the Company August 1, 2006.

3. STOCK BASED COMPENSATION

Effective August 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company’s previous accounting under FAS No. 123, accounting for Stock-Based Compensation (SFAS No. 123), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

Accounting for Stock Issued to Employees (APB No. 25). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at August 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s Financial Statements as of and for the three months ended October 31, 2006 reflect the impact of the adoption of SFAS No. 123R. The Company recorded share-based compensation of $23,006 or $0.00 per share which is included in the Company’s net loss for the period.

The Company’s 2000 Stock Plan (the “Plan”), as amended, provides for a total of 2,000,000 shares of Common Stock. The Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire ten years from the date of the grant and are exercisable according to the terms of the individual options agreement.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

A summary of the Company’s stock options activity as of October 31, 2006 and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, July 31, 2006	7,256,658	$0.390

Options granted	—
Options exercised	3,105,004	$0.316

Options forfeited

Options outstanding and expected to vest, October 31, 2006	4,151,654	$0.445	3.11	$1,185,210

Exercisable, October 31, 2006	3,370,404	$0.478	3.08	$849,272

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with provisions of the SFAS No. 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net loss, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the option is based on a historical weighted average of exercised options. The expected volatility is derived from historical volatility of the Company’s stock on the US Over the Counter market for a period that matches the expected term of the option. The risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. The Company has not paid dividends and does not expect to pay dividends in the future.

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of October 31, 2006, there was $191,719 of unrecognized costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 2.0 years.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

No options were granted in the three months ended October 31, 2006 and 2005. The total intrinsic value of stock options exercised for the three months ended October 31, 2006 was $1,285,319. No options were exercised during the three months ended October 31, 2005.

SFAS No. 123 required disclosure of net income, on a pro forma basis, as if expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123R, the net loss for the three months ended October 31, 2005 would be unchanged as there were no unvested options outstanding.

4. NOTES PAYABLE – SHAREHOLDER

As of July 31, 2006 notes payable to an officer and shareholder of the Company totaled $165,000. There were two notes outstanding; $100,000 and $65,000. The notes were payable upon demand in cash or common or preferred stock of the Company and in the event of default the notes would become immediately due and payable in cash with interest accruing at 1.5% per month on any unpaid balance. The $100,000 note bore interest at the prime rate plus 2% and the $65,000 note was non-interest bearing.

The notes totaling $165,000 plus cash of $10,000 were used by Dr. Sackner in exercising his options to purchase 675,000 common shares (including 112,500 bonus common shares) in the October, 2006 private placement.

5. SHAREHOLDERS’ EQUITY

Effective October 16, 2006, the Company accepted $2.193 million for the exercise of outstanding options and warrants held by Board members and private investors. In addition, the Chairman of the board utilized outstanding notes totaling $165,000 to purchase common stock. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising optionholders and warrantholders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Company to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,105,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Company and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, options to Directors in lieu of salary and certain guarantees of the Company’s debt. The Company recorded $296,451 total additional compensation and interest expense for the fair value of bonus shares issued to directors and guarantors of the Company’s debt for the three months ended October 31, 2006.

Directors (including a director holding more than 10% of the outstanding Common Stock (a “10% Holder”) exercised in the aggregate, options to purchase 2,189,164 shares of Common Stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of Common Stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Company were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

Pursuant to the Offer, the Company also accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional share amounts are not included in the previous paragraphs.

6. RELATED PARTY TRANSACTIONS

The Company has a 2% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. Dr. Sackner’s (who is Chairman of the Board and shareholder in the Company) son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc. Dr. Sackner currently serves as a member of the Scientific Advisory Board of VivoMetrics, Inc.

The Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics, Inc. in consideration for a royalty of 3% of VivoMetrics, Inc.’s gross revenues from sales of certain products. The minimum royalty in the second year was $250,000. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Royalty income under the agreement with VivoMetrics was $19,277 and $20,377 for the three months ended October 31, 2006 and 2005, respectively. Under the agreement with VivoMetrics, Inc., VivoMetrics, Inc. grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years. If VivoMetrics, Inc. fails to earn gross revenues of $200,000 from the commercial sale of certain products and/or services to hospitals following the 2002 calendar year, the Company has the right to sell certain products to hospitals for the following three years in exchange for a royalty of 5% of the gross revenues the Company earns on these sales. The Company is not currently active in this regard.

Dr. Sackner also personally leases office space used by the Company for business on a month-to-month basis in North Bay Village Florida. Under an arrangement with the Company, the Company reimburses Dr. Sackner for the cost of the space monthly.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2006

7. COMMITMENTS AND CONTINGENCIES

Leases.

The Company leases office space in Sarasota, Florida. The lease expires October 31, 2007. Rent expense under all operating leases was $9,311 and $4,832 for the three months ended October 31, 2006 and 2005, respectively.

8. RECENT ACCOUNTING PRONOUNCEMENTS.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company is currently evaluating the impact of adoption of FIN 48, which is effective for the fiscal year beginning August 1, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the fiscal year beginning August 1, 2008. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial conditions and results of operations.

NON-INVASIVE MONITORING SYSTEMS, INC.

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

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, therapeutic vibrator, which has been designated as the “Exer-Rest,” the home and clinic version of the previously fabricated AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices were sold to SensorMedics Division of ViaSys (NYSE) for cash and royalties on sales and to privately held VivoMetrics (a related party) in Ventura CA for royalties on sales and an equity position.

Business Strategy

During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the AT-101 powered exercise device on a worldwide basis. The Company promoted its use for the improved circulation and joint mobility.

The Company had originally registered the AT-101 to the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k)

submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of its diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics companies and small research contracts. Product sales during the three month’s ended October 31, 2006 included $21,050 for the sale of the one AT-101 which had remained in inventory at July 31, 2006. No further sales of this product are expected in the foreseeable future.

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

This quarterly financial report reflects the FDA’s action in halting sales of the AT-101 in January 2005 that previously was registered with FDA as a Class 1 (exempt) powered exercise device. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator, as suggested by FDA, required additional financial resources amongst other things. Finally, design, marketing research and fabrication of a less costly and more efficient version of the AT-101 for home and clinic use called the “Exer-Rest” has necessitated an additional capital commitment. The Company anticipates experiencing losses at least through the next two fiscal quarters as it awaits 510(k) approval to market the “Exer-Rest” therapeutic vibrator.

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

Current Products

AT-101 Therapeutic Vibrator and the “Exer-Rest.”

Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in USA. QTM Incorporated, an FDA registered manufacturer (Oldsmar, FL) was manufactured the device. The AT-101 is built in accordance with ISO and FDA Good Manufacturing Practices.

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

Recent Accounting Pronouncements

Stock-Based Compensation. In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires employee compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective for small business issuers as of the first interim or annual period of the first fiscal year beginning after December 15, 2005. The company adopted SFAS 123(R) effective August 1, 2006.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company is currently evaluating the impact of adoption of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

THREE MONTHS ENDED OCTOBER 31, 2006

COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2005

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $63,534 for the three months ended October 31, 2005 to $77,040 for the three months ended October 31, 2006, an increase of $13,506, primarily as a result of an increase in product sales of $21,400, primarily due the sale of a research AT-101 machine, offset by a decrease in research and consulting and warranty income of $7,390. Product sales during the three month’s ended October 31, 2006 included $21,050 for the sale of the one AT-101 which had remained in inventory at July 31, 2006. No further sales of this product are expected in the foreseeable future.

Cost of sales. Cost of Sales increased from $1,075 for the three months ended October 31, 2005 to $10,490 for the three months ended October 31, 2006, an increase of $9,415, primarily due the sale of a research AT-101 machine.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $77,177 for the three months ended October 31, 2005 to $435,352 for the three months ended October 31, 2006, an increase of $358,175, primarily as a result of increased salary expenses with addition of 2 new employees, legal expenses increased for additional patent and trademark work , audit fees stock option compensation expense and the fair value of bonus shares issued to directors and guarantors of the Company’s debt in connection with the October, 2006 equity financing round.

Research and development costs. Research and development costs increased from $38,783 for the three months ended October 31, 2005 to $96,239 for the three months ended October 31, 2006, an increase of $57,456, primarily as a result of increased product development costs for the AT101 home version.

Total operating expenses. Total operating expenses increased from $117,035 for the three months ended October 31, 2005 to $542,081 for the three months ended October 31, 2006, an increase of $425,046. The increase is primarily attributed to increased research and development costs and general and administrative expenses, including the fair value of bonus shares issued to directors and guarantors of the Company’s debt in connection with the October, 2006 equity financing round.

Net Loss. Net loss increased from $64,840 for the three months ended October 31, 2005 to $494,789 for the three months ended October 31, 2006. The increase is mainly attributed to increased operating expenses, including the fair value of the bonus shares issued to directors and guarantors of the Company’s debt.

Liquidity and Capital Resources

Working capital at October 31, 2006 was $1,686,600 up from ($497,924) at July 31, 2006 principally due to the private placement offering in October 2006. Net cash used in operations was $246,645 for the three months ended October 31, 2006, up from $103,380 for the three months ended October 31, 2005 principally due to the increased net loss incurred. Net cash provided by financing activities totaled $2,170,555 principally due to the private placement.

Effective October 16, 2006, the Company accepted $2.193 million for the exercise of outstanding options and warrants held by Board members and private investors. In addition, the Chairman of the Board utilized outstanding notes totaling $165,000, to purchase common stock. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising optionholders and warrantholders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Company to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,005,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders.

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Company and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, and options were issued to Directors in lieu of salary and certain guarantees of the Company’s debt. The Company recorded $296,451 total additional compensation and interest expense for the fair value of bonus shares issued to directors and guarantors of the Company’s debt for the three months ended October 31, 2006.

Directors (including a director holding more than 10% of the outstanding Common Stock (a “10% Holder”) exercised in the aggregate, options to purchase 2,189,164 shares of Common Stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of Common Stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Company were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

Pursuant to the Offer, the Company also accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional share amounts are not included in the previous paragraphs.

At October 31, 2006, we had available net operating loss carry forwards of approximately $13,700,000 which expire in various years through 2026. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Management believes that as a result of the capital financing in October of 2006 that it will have sufficient capital to fund our business capital requirements through July 31, 2008.

ITEM 3.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2006.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases Of Equity Securities

Effective October 16, 2006, the Company accepted $2.357 million for the exercise of outstanding options and warrants held by Board members and private investors. In addition, the Chairman of the Board utilized outstanding notes totaling $165,000, to purchase common stock. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) are being issued to the exercising optionholders and warrantholders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Company to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,005,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders.

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Company and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, options to Directors in lieu of salary and certain guarantees of the Company’s debt. The Company recorded $296,451 total additional compensation and interest expense for the fair value of bonus shares issued to directors and guarantors of the Company’s debt for the three months ended October 31, 2006.

Directors (including a director holding more than 10% of the outstanding Common Stock (a “10% Holder”) exercised in the aggregate, options to purchase 2,189,164 shares of Common Stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of Common Stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Company were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

Pursuant to the Offer, the Company also accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional share amounts are not included in the previous paragraphs.

The offer and sale of the above securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the

Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on any issued stock certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits

A. Exhibits:

3(a)	Articles of Incorporation, as amended (1)

3(b)	By-Laws, as amended (2)

4(a)	Form of Certificate evidencing shares of Common Stock (3)

10(c)	Revised SMC Agreement (4)

14.1	Code of Ethics (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (6)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (6)

1.	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1989 and are incorporated herein by reference.
2.	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.
3.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.
4.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.
5.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.
6.	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: December 20, 2006	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer
Dated: December 20, 2006
	By:	/s/ David Genzler
David Genzler
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.