Form 10QSB
period 2007-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2007-03-16
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of January 31, 2007 was 67,051,726

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEET

January 31, 2007 (Unaudited)
ASSETS
Current assets
Cash	$2,138,662
Royalties receivable	23,000
Deposits	5,250

Total Current assets	2,166,912

Furniture and equipment, net	3,198
Patents, net	10,091

Total assets	$2,180,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Note payable—bank	$536,174
Accounts payable and accrued expenses	164,590
Deferred warranty income	3,900

Total current liabilities	704,664
Deferred warranty income	4,425

Total Liabilities	709,089

Shareholders’ equity
Preferred Series B, 100 shares issued and outstanding	100
Preferred Series C, 62,048 shares authorized, issued and outstanding	62,048
Common stock, $.01 par value; 100,000,000 shares authorized; 67,051,726 shares issued and outstanding	670,518
Additional paid in capital	16,305,587
Accumulated deficit	(15,567,141)

Total shareholders’ equity	1,471,112

Total liabilities and shareholders’ equity	$2,180,201

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Periods ended January 31, 2007 and 2006

	Three months ended January 31,			Six Months Ended January 31,
	2007		2006	2007	2006
Revenues
Product sales, net	$		$3,841	$22,710	$5,151
Royalties		79,781	53,955	132,751	107,429
Research, consulting and warranty		975	18,554	2,335	27,304

Total revenues		80,756	76,350	157,796	139,884

Operating expenses
Cost of sales			13,372	10,490	14,447
Selling, general and administrative		232,703	160,364	668,055	237,542
Research and development		100,568	63,133	196,807	101,916

Total operating expenses		333,271	236,869	875,352	353,905

Operating loss		(252,515)	(160,519)	(717,556)	(214,021)
Interest income (expense), net		20,467	(7,638)	(9,281)	(18,976)

Net loss		$(232,048)	$(168,157)	$(726,837)	$(232,997)

Weighted average number of common shares outstanding—basic and diluted		67,051,726	51,221,971	60,931,855	51,221,971

Basic and diluted loss per common share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	2007	2006
Operating activities
Net loss	$(726,837)	$(232,997)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred warranty income	(1,950)	(1,950)
Depreciation and amortization	6,954	6,782
Stock based compensation expense	46,012
Fair value of bonus shares issued to directors and debt guarantors	296,451
Changes in operating assets and liabilities:
Accounts and royalties receivable	604	28,443
Inventories	10,490
Prepaid expenses and other assets	15,424	991
Accounts payable and accrued expenses	(43,013)	(27,957)
Deferred research and consulting revenues		(3,050)

Net cash used in operating activities	(395,865)	(229,738)

Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	2,174,540	900,000
Repayments of notes payable	(44,389)	(41,722)

Net cash provided by financing activities	2,130,151	858,278

Net increase in cash	1,734,286	628,540
Cash, beginning of period	404,376	1,742

Cash, end of period	$2,138,662	$630,282

Supplemental disclosure
Cash paid for interest	$16,688	$18,654

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercises	$165,000	$100,000

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

The unaudited interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (the “Company”). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2007, and results of operations and cashflows for the interim periods ended January 31, 2007 and 2006. The results of operations for the three and six months ended January 31, 2007 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Other than the Company’s adoption of SFAS 123(R) “Share Based Payment” the Company’s accounting policies continue unchanged from July 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on form 10-KSB for the year ended July 31, 2006.

1. ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), is a Florida corporation. The Company is concentrating on developing the “Exer-Rest,” a home and clinic version of the AT-101, a motion platform therapeutic vibrator device, and seeking FDA approval to market the “Exer-Rest.”

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of its diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics (a related party) companies and small research contracts. Revenue is expected to be derived from sales of the “Exer-Rest” therapeutic vibrator device overseas through distributors and in the U.S when FDA approval for marketing is obtained, and from existing royalties and research contracts.

There were no product sales during the three months ended January 31, 2007.

Liquidity. The Company believes that as a result of the financing in October 2006 it will have sufficient resources to carry out its currently budgeted operating plan at least through January 31, 2008.

Reclassification. Certain amounts in the prior periods’ financial statements have been reclassified in order to conform to the current periods’ presentation.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

Income Taxes. The Company provides for income taxes in accordance with Statements of Financial Accounting Standards, No. 109, Accounting for Income Taxes, (“SFAS No. 109”) using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

As of January 31, 2007 the Company had a net operating loss carryforward of approximately $13,900,000 available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforward is subject to limitation if there have been significant changes of ownership as defined in provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

Revenue Recognition. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists and when collection of the fixed or determinable selling price is reasonably assured. The Company recognizes product sales revenue when products are shipped, title passes and the goods are accepted by the customer and royalties as they are earned. Research and consulting revenue and warranty income on extended AT-101 warranties outstanding are recognized over the term of the respective agreements. Included in revenue for each of the six month periods ended January 31, 2007 and 2006 is $1,950 of amortization of deferred warranty income.

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the three and six months periods ended January 31, 2007 and January 31, 2006.

Research and Development Costs. Research and development costs primarily consist of expenditures by the Company for research and development of the “Exer-Rest” device to third parties and are expensed as incurred.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. There were no warranty costs during the three and six month periods ended January 31, 2007 and January 31, 2006.

Earnings (Loss) Per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. No dilution resulted from the 4,151,654 options, 6,204,800 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding at January 31, 2007, due to the net loss reported for the three and six months then ended. For the three and six months ended January 31, 2006 no dilution resulted from the 7,256,658 options, 6,204,800 common shares issuable upon conversion of the Class C preferred stock, and 9,500,000 warrants outstanding, due to the net loss reported.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include royalties receivable, accounts payable and accrued expenses and notes payable. Fair values were assumed to approximate carrying values for royalties receivable, accounts payable and accrued expenses and notes payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation. In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires employee compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and was effective for the Company August 1, 2006.

3. STOCK BASED COMPENSATION

Effective August 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R), which

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company’s previous accounting under FAS No. 123, accounting for Stock-Based Compensation (SFAS No. 123), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB No. 25). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at August 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No.123(R). The Company’s Financial Statements as of and for the three and six months ended January 31, 2007 reflect the impact of the adoption of SFAS No. 123R. The Company recorded share-based compensation of $23,006 and $46,012 or $.00 per share which is included in the Company’s net loss for the three and six months ended January 31, 2007, respectively.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

A summary of the Company’s stock options activity as of January 31, 2007 and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, July 31, 2006	7,256,658	$0.390		$
Options granted
Options exercised	3,105,004	$0.316		$

Options forfeited
Options outstanding and expected to vest, January 31, 2007	4,151,654	$0.445	3.52		$1,156,831

Exercisable, January 31, 2007	3,464,161	$0.473	2.97		$916,206

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with provisions of SFAS No.123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net loss, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the option is based on a historical weighted average of exercised options. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. Over the Counter market for a period that matches the expected term of the option. The risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. The Company has not paid dividends and does not expect to pay dividends in the future.

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of January 31, 2007, there was $168,713 of unrecognized costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.83 years.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

No options were granted in the three and six months ended January 31, 2007 and 2006. The total intrinsic value of stock options exercised for the three months ended January 31, 2007 was $0. The total intrinsic value of stock options exercised for the six months ended January 31, 2007 was $1,285,319. No options were exercised during the three and six months ended January 31, 2006.

SFAS No. 123 required disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123R, the net loss for the three and six months ended January 31, 2006 would have been increased by stock based compensation of $107,363 to $275,520 and $340,360, respectively.

4. NOTES PAYABLE – SHAREHOLDER

As of July 31, 2006 notes payable to the Company’s Chairman of the Board and shareholder of the Company totaled $165,000. There were two notes outstanding; $100,000 and $65,000. The notes were payable upon demand in cash or common or preferred stock of the Company and in the event of default the notes would become immediately due and payable in cash with interest accruing at 1.5% per month on any unpaid balance. The $100,000 note bore interest at the prime rate plus 2% and the $65,000 note was non-interest bearing.

The notes totaling $165,000 plus cash of $10,000 were used by the Chairman in exercising his options to purchase 562,500 common shares plus 112,500 bonus common shares in the October, 2006 private placement. (See Note 5.)

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

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

6. RELATED PARTY TRANSACTIONS

The Company has a 2% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. Dr. Marvin A. Sackner, who is Chairman of the Board and shareholder in the Company, currently serves as a member of the Scientific Advisory Board of VivoMetrics, Inc. Dr. Sackner’s son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc.

The Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics, Inc. in consideration for a royalty of 3% of VivoMetrics, Inc.’s gross revenues from sales of certain products. The minimum royalty in the second year was $250,000. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Royalty income under the agreement with VivoMetrics was $32,887 and $20,275 for the three months ended January 31, 2007 and 2006, respectively, and was $52,164 and $40,652 for the six month periods ended January 31, 2007 and January 31, 2006, respectively.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

Under the agreement with VivoMetrics, Inc., VivoMetrics, Inc. grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years.

Dr. Sackner also personally leases office space used by the Company for business on a month-to-month basis in North Bay Village, Florida. Under an arrangement with the Company, the Company reimburses Dr. Sackner for the cost of the space monthly. The amounts reimbursed to Dr. Sackner by the Company for each of the three and six months periods ended January 31, 2007 and 2006 were $5,025 and $10,050 respectively.

7. COMMITMENTS AND CONTINGENCIES

Leases.

The Company leases office space in Sarasota, Florida. The Company moved its office location within Sarasota and executed a new lease on November 15, 2006. The lease expires November 14, 2007. Rent expense under all operating leases was $15,582 and $13,791 for the three months ended January 31, 2007 and 2006, respectively, and $24,893 and $18,623 for the six months ended January 31, 2007 and 2006, respectively.

8. RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company is currently evaluating the impact of adoption of FIN 48, which is effective for the Company’s fiscal year beginning August 1, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the Company’s fiscal year beginning August 1, 2008. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2007

9. SUBSEQUENT EVENT.

The Company refinanced its existing bank debt in February, 2007 at another bank by securing a $500,000 line of credit, which expires in February, 2008. The debt is secured by certificates of deposit in the amount of $400,000, and bears interest at one percent per annum below prime rate.

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

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, therapeutic vibrator, which has been designated as the “Exer-Rest,” the home and clinic version of the previously fabricated AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices were sold to SensorMedics Division of ViaSys (NYSE) for cash and royalties on sales and to privately held VivoMetrics (a related party) in Ventura, CA for royalties on sales and an equity position.

NON-INVASIVE MONITORING SYSTEMS, INC.

Business Strategy

During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the AT-101 powered exercise device on a worldwide basis. The Company promoted its use for the improved circulation and joint mobility.

The Company had originally registered the AT-101 to the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of its diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics companies and small research contracts. Product sales during the six months ended January 31, 2007 included $21,050 for the sale of the one AT-101 which had remained in inventory at July 31, 2006. No further sales of this product are expected in the foreseeable future.

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

The financial statements reflect the FDA’s action in halting sales of the AT-101 in January 2005 that previously was registered with FDA as a Class 1 (exempt) powered exercise device. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator, as suggested by FDA, required additional financial resources among other things. Finally, design, marketing research and fabrication of a less costly and more efficient version of the AT-101 for home and clinic use called the “Exer-Rest” has necessitated an additional capital commitment. The Company anticipates experiencing losses at least through the next two fiscal quarters as it awaits 510(k) approval to market the “Exer-Rest” therapeutic vibrator.

Revenue is expected to be derived from sales of the “Exer-Rest” therapeutic vibrator device overseas and in the U.S if FDA approval for marketing is obtained, and from existing royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the “Exer-Rest” therapeutic vibrator.

Current Products

AT-101 Therapeutic Vibrator and the “Exer-Rest.”

Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in USA. QTM Incorporated, an FDA registered manufacturer (Oldsmar, FL) manufactured the device. The AT-101 is built in accordance with ISO and FDA Good Manufacturing Practices.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

The Company has obtained additional capital in 2006 to permit it to continue operations and perform a clinical trial needed to obtain FDA approval to market the “Exer-Rest” therapeutic vibrator for physician offices and home use. No such approval can be assured.

LifeShirt:

The LifeShirt is a Wearable Physiological Computer (U.S. Patents 6,551,252 issued [April 22, 2003], 6,413,225 [issued July 2, 2002], 6,047,203 [issued April 4, 2000]) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant (“PDA”) with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control and transforms data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company is currently evaluating the impact of adoption of FIN 48, which is effective for the Company’s fiscal year beginning August 1, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for the Company’s fiscal year beginning August 1, 2008.

NON-INVASIVE MONITORING SYSTEMS, INC.

The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues increased from $76,350 for the three months ended January 31, 2006, to $80,756 for the three months ended January 31, 2007, an increase of $4,406, primarily as a result of an increase in royalty income of $25,826 and a reduction in research, consulting and warranty income of $17,579. Gross revenues increased from $139,884 for the six months ended January 31, 2006 to $157,796 for the six months ended January 31, 2007, an increase of $17,912 primarily as a result of an increase in royalty income of $25,322, an increase in product sales of $17,559 offset by a reduction in research, consulting and warranty income of $24,969.

Cost of sales. There were no product sales for the three months ended January 31, 2007. Product sales for the three months ended January 31, 2006 were $3,841. Cost of sales decreased from $14,447, for the for the six months ended January 31, 2006, to $10,490 for the six months ended January 31, 2007, a decrease of $3,957 primarily due to government contact costs incurred in 2006. These costs amounted to $10,879 for the three and six months ended January 31, 2006 and were paid to VivoMeterics (a related party) for services provided in fulfilling the government contract.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $160,364 for the three months ended January 31, 2006 to $232,703 for the three months ended January 31, 2007, an increase of $72,339, primarily as a result of increased salary expenses and rent. Selling, general and administrative expenses increased from $237,542 for the six months ended January 31, 2006 to $668,055 for the six months ended January 31, 2007, an increase of $430,513 as a result of professional service fees and stock based compensation expense for employees, directors and bank debt guarantors.

Research and development costs. Research and development costs increased from $63,133 for the three months ended January, 2006 to $100,568 for the three months ended January 31, 2007, an increase of $37,435 primarily as a result of increased product development costs for the AT101 home version. Research and development costs increased from $101,916 for the six months ended January 31, 2006 to $196,807 for the six months ended January 31, 2007, an increase of $94,891 primarily as a result of increased product development costs for the AT101 home version.

Total operating expenses. Total operating expenses increased from $236,869 for the three months ended January 31, 2006 to $333,271 for the three months ended January 31, 2007, an

NON-INVASIVE MONITORING SYSTEMS, INC.

increase of $96,402. The increase is primarily attributed to increased research and development costs and selling, general and administrative expenses. Total operating expenses increased from $353,905 for the six months ended January 31, 2006 to $875,352 for the six months ended January 31, 2007 an increase of $521,447. The increase is primarily attributed to increased research and development costs, selling, general and administrative expenses and a stock based compensation expense for employees, directors and bank debt guarantors.

Interest income (expense), net. Interest income (expense), net increased in the 2007 periods compared to the 2006 periods as a result of the proceeds of the private placement completed in October 2006.

Net Loss. Net loss increased from $168,157 for the three months ended January 31, 2006 to $232,048 for the three months ended January 31, 2007 an increase of $63,891. The increase is mainly attributed to increased operating expenses. Net loss increased from $232,997 for the six months ended January 31, 2006 to $726,837 for the six months ended January 31, 2007, an increase of $493,840. The increase is primarily attributed to increased research and development costs, selling, general and administrative expenses and a stock based compensation expense, for employees, directors and bank debt guarantors.

Liquidity and Capital Resources

Working capital at January 31, 2007 was $1,462,248 up from ($497,924) at July 31, 2006 principally due to the private placement offering in October, 2006. Net cash used in operations was $395,865 for the six months ended January 31, 2007, up from $229,738 for the six months ended January 31, 2006 principally due to the increased net loss incurred. Net cash provided by financing activities totaled $2,130,151 principally due to the private placement.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Company and various private investors. The exercised options were issued to Directors and others in connection with, among other things, a private placement in 2002, and options were issued to Directors in lieu of salary and because of certain guarantees of the Company’s debt.

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

At January 31, 2007, we had available net operating loss carry forwards of approximately $13, 900,000 which expire in various years through 2026. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Management believes that as a result of the capital financing in October of 2006 it will have sufficient capital to fund the Company’s business capital requirements through July 31, 2008.

ITEM 3.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

NON-INVASIVE MONITORING SYSTEMS, INC.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2007.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) NA

(c) None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

A. Exhibits:

3(a)	Articles of Incorporation, as amended (1)

3(b)	By-Laws, as amended (2)

4(a)	Form of Certificate evidencing shares of Common Stock (3)

10(c)	Revised SMC Agreement (4)

14.1	Code of Ethics(5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

1.	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1989 and are incorporated herein by reference.
2.	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.
3.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1990 and incorporated herein by reference.
4.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1996 and incorporated herein by reference.
5.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference.
6.	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: March 16, 2007	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Dated: March 16, 2007	By:	/s/ Gary M. Wetstein
Gary M. Wetstein
Chief Financial Officer