Form 10QSB
period 2007-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2007-06-14
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of April 30, 2007 was 67,114,226

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

April 30, 2007 (Unaudited)
ASSETS
Current assets
Cash	$1,478,841
Restricted cash	400,000
Royalties receivable	23,460
Prepaid expenses	41,773
Deposits	5,250

Total current assets	1,949,324

Furniture and equipment, net	18,369
Patents, net	9,122

Total assets	$1,976,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Note payable—bank	$500,000
Notes payable—other	24,027
Accounts payable and accrued expenses	308,490
Deferred warranty income	3,900

Total current liabilities	836,417
Deferred warranty income	3,450

Total liabilities	839,867

Shareholders’ equity
Preferred Series B, 100 shares issued and outstanding	100
Preferred Series C, 62,048 shares authorized, issued and outstanding	62,048
Common Stock, $ .01 par value; 100,000,000 shares authorized; 67,114,226 shares issued and outstanding	671,143
Additional paid in capital	16,352,968
Accumulated deficit	(15,949,311)

Total shareholders’ equity	1,136,948

Total liabilities and shareholders’ equity	$1,976,815

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Periods ended April 30, 2007 and 2006

	Three months Ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006
Revenues
Product sales, net	$1,700	$—	$24,410	$5,151
Royalties	74,431	57,114	207,182	164,543
Research, consulting and warranty	975	50,832	3,310	78,136

Total revenues	77,106	107,946	234,902	247,830

Operating Expenses
Cost of sales		32,637	10,490	47,084
Selling, general and administrative	438,723	182,643	1,106,097	420,185
Research and development	35,565	55,057	232,372	156,973

Total Operating expenses	474,288	270,337	1,348,959	624,242

Operating Loss	(397,182)	(162,391)	(1,114,057)	(376,412)
Interest Income (Expense), Net	14,331	(5,917)	5,050	(24,893)

Net Loss	$(382,851)	$(168,308)	$(1,109,007)	$(401,305)

Weighted average number of common shares outstanding - basic and diluted	67,058,046	51,221,971	62,936,381	51,221,971

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2007	2006
Operating Activities
Net Loss	$(1,109,007)	$(401,305)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty Income	(2,925)	(5,000)
Depreciation and amortization	10,100	9,422
Stock based compensation expense	69,018
Fair value of bonus shares issued to directors and debt guarantors	296,451

Changes in operating assets and liabilities
Accounts and royalties receivable	144	28,443
Inventories	10,490
Prepaid expenses and other assets	(2,322)	(5,707)
Accounts payable and accrued expenses	100,885	42,911

Net cash used in operating activities	(627,166)	(331,236)

Investing Activities
Fixed asset purchases	(17,347)
Certificates of deposit (restricted)	(400,000)

Net cash used in investing activities	(417,347)

Financing Activities
Net proceeds from issuance of common stock and exercise of options and warrants	2,199,541	900,000
Proceeds from bank loan	500,000
Repayments of notes payable	(580,563)	(63,298)

Net cash provided by financing activities	2,118,978	836,702

Net increase in cash	1,074,465	505,466
Cash, beginning of period	404,376	1,742

Cash, end of period	$1,478,841	$507,208

Supplemental disclosure
Cash paid for interest	$32,891	$24,893

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercise	$165,000	$100,000

Insurance premiums financed by notes payable	$30,220

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

The unaudited interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (the “Company”). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2007, and results of operations and cash flows for the interim periods ended April 30, 2007 and 2006. The results of operations for the three and nine months ended April 30, 2007 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Other than the Company’s adoption of SFAS 123(R) “Share Based Payment” the Company’s accounting policies continue unchanged from July 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on form 10-KSB for the year ended July 31, 2006.

1.	ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), is a Florida corporation. The Company is concentrating on developing the “Exer-Rest™,” a home and clinic version of the AT-101, a motion platform therapeutic vibrator device, and seeking FDA approval to market the “Exer-Rest™.”

Business. The Company’s primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, therapeutic vibrator, which has been designated as the “Exer-Rest™,” the home and clinic version of the AT-101 for improved circulation and joint mobility. The Company had originally registered the AT-101 with the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in April 2005, the FDA disagreed with the Company’s device classification. The FDA instructed the Company that it cease marketing the AT-101 as a therapeutic vibrator until receiving approval on a new application to the FDA.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue is being received principally from royalties on sales of diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics (a related party) companies and small research contracts. Revenue is expected to be derived from sales of the “Exer-Rest™”, internationally through distributors and from existing royalties and research contracts.

Liquidity. The Company believes that as a result of the financing in October 2006 it will have sufficient resources to carry out its currently budgeted operating plan at least through April 30, 2008.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

Income Taxes. The Company provides for income taxes in accordance with Statements of Financial Accounting Standards, No. 109, Accounting for Income Taxes (“SFAS No. 109”) using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

As of April 30, 2007 the Company had a net operating loss carryforward of approximately $14,300,000 available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforward is subject to limitation if there have been significant changes of ownership as defined in provisions under Section 382 of the Internal Revenue Code and similar state provisions.

SFAS No. 109 provides that the Company recognize income tax benefits for loss carryforwards. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or if future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists and when collection of the fixed or determinable selling price is reasonably assured. The Company recognizes product sales revenue when products are shipped, title passes and the goods are accepted by the customer, and royalties as they are earned. Research and consulting revenue and warranty income on extended AT-101 warranties outstanding are recognized over the term of the respective agreements. Included in revenue for each of the nine month periods ended April 30, 2007 and 2006 is $2,925 of amortization of deferred warranty income.

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the three and nine months periods ended April 30, 2007 and April 30, 2006.

Research and Development Costs. Research and development costs primarily consist of expenditures by the Company for research and development of the “Exer-Rest™” device to third parties and are expensed as incurred.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. There were no warranty costs during the three and nine month periods ended April 30, 2007 and April 30, 2006.

Earnings (Loss) Per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. No dilution resulted from the 2,689,160 options, 6,204,800 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding at April 30, 2007, due to the net loss reported for the three and nine months then ended. For the three and nine months ended April 30, 2006 no dilution resulted from the 7,256,658 options, 6,204,800 common shares issuable upon conversion of the Class C preferred stock, and 9,500,000 warrants outstanding, due to the net loss reported.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments such as royalties receivable, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

Stock-Based Compensation. In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires employee compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and was effective for the Company August 1, 2006.

3.	STOCK BASED COMPENSATION

Effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R), which

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company’s previous accounting under FAS No. 123, accounting for Stock-Based Compensation (SFAS No. 123), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at August 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s Financial Statements as of and for the three and nine months ended April 30, 2007 reflect the current impact of the adoption of SFAS No. 123R. The Company recorded share-based compensation of $23,006 and $69,018 which is included in the Company’s selling, general and administrative expenses for the three and nine months ended April 30, 2007, respectively.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

A summary of the Company’s stock options activity as of April 30, 2007 and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, July 31, 2006	7,256,658	$0.390		$

Options granted
Options exercised	(3,167,504)	$0.325		$

Options forfeited	(1,399,994)	$0.400

Options outstanding and expected to vest, April 30, 2007	2,689,160	$0.276	3.44		$4,527,188

Exercisable, April 30, 2007	2,095,410	$0.30	3.39		$3,565,313

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

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of April 30, 2007, there was $145,707 of unrecognized costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.59 years.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

No options were granted in the three and nine months ended April 30, 2007 and 2006. There were 62,500 options exercised during the three months ended April 30, 2007. The total intrinsic value of stock options exercised for the three and nine months ended April 30, 2007 was $33,750 and $1,319,069, respectively.

SFAS No. 123 required disclosure of net income (loss), on a pro forma basis, as if expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123R, the net loss for the three and nine months ended April 31, 2006 would have been increased by stock based compensation of $23,006 to $191,314 and $130,369 to $531,674, respectively.

4.	NOTES PAYABLE

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

Notes payable – other were issued to finance insurance premiums and are payable in ten monthly installments through December, 2007, with interest at 12.73 % per annum.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

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

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Company and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, options to Directors in lieu of salary and certain guarantees of the Company’s debt. The Company recorded $296,451 of compensation and interest expense for the nine months ended April 30, 2007 for the fair value of bonus shares issued to directors and guarantors of the Company’s indebtedness.

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

During the third quarter ended April 30, 2007, the Company also accepted an additional $25,000 from an exercising optionholder, for the exercise options to purchase 62,500 shares of Common Stock.

6.	RELATED PARTY TRANSACTIONS

The Company has a 2% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. Dr. Marvin A. Sackner, who is Chairman of the Board and shareholder in the Company, currently serves as a member of the Scientific Advisory Board of VivoMetrics, Inc. Dr. Sackner’s son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

The Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics, Inc. in consideration for a royalty of 3% of VivoMetrics, Inc.’s gross revenues from sales of certain products. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Royalty income under the agreement with VivoMetrics was $36,934 and $20,098 for the three months ended April 30, 2007 and 2006, respectively, and was $89,098 and $60,750 for the nine month periods ended April 30, 2007 and April 30, 2006, respectively.

Under the agreement with VivoMetrics, Inc., VivoMetrics, Inc. grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years.

Dr. Sackner also personally leases office space used by the Company for business on a month-to-month basis in North Bay Village, Florida. Under an arrangement with the Company, the Company reimburses Dr. Sackner for the cost of the space monthly. The amounts reimbursed to Dr. Sackner by the Company for each of the three and nine month periods ended April 30, 2007 and 2006 were $5,223 and $15,273 and $5,024 and $13,013, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Leases.

The Company leases office space in Sarasota, Florida. The Company moved its office location within Sarasota and executed a new lease on November 15, 2006 which expires November 14, 2007. Rent expense under all operating leases was $13,048 and $9,933 for the three months ended April 30, 2007 and 2006, respectively, and $37,941 and $26,118 for the nine months ended April 30, 2007 and 2006, respectively.

8.	RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2006, the FASB issued Interpretation No. 48, (FIN 48”) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for the Company’s fiscal year beginning August 1, 2007. The Company is currently evaluating the impact of this standard on the financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning August 1, 2008. The company is currently evaluating the impact of this standard on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of this standard on the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the Exer-Rest™ motion platform; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, therapeutic vibrator, which has been designated as the “Exer-Rest™,” the home and clinic version of the previously fabricated AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to

NON-INVASIVE MONITORING SYSTEMS, INC.

detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices were sold to SensorMedics Division of ViaSys (NYSE) for cash and royalties on sales and to privately held VivoMetrics (a related party) in Ventura, CA for royalties on sales and an equity position.

Business Strategy

During the calendar years 2002 through April 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the AT-101 powered exercise device on a worldwide basis. The Company promoted its use for the improved circulation and joint mobility.

The Company had originally registered the AT-101 with the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in April 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of its diagnostic monitoring hardware and software from the SensorMedics and VivoMetrics companies and small research contracts. Product sales during the nine months ended April 30, 2007 included $21,050 for the sale of the one AT-101 which had remained in inventory at July 31, 2006. No further sales of this product are expected in the foreseeable future.

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

The financial statements reflect the FDA’s action in halting sales of the AT-101 in April 2005 that previously was registered with FDA as a Class 1 (exempt) powered exercise device. Further, the preparation and submission of a 510(k) application for the AT-101 as a therapeutic vibrator,

NON-INVASIVE MONITORING SYSTEMS, INC.

as suggested by FDA, required additional financial resources among other things. Finally, design, marketing research and fabrication of a less costly and more efficient version of the AT -101 for home and clinic use called the “Exer-Rest™” has necessitated an additional capital commitment. The Company anticipates experiencing losses at least through the next two fiscal quarters as it awaits 510(k) approval to market the “Exer-Rest™” therapeutic vibrator.

Revenue is expected to be derived from sales of the “Exer-Rest™” therapeutic vibrator device overseas and in the U.S if FDA approval for marketing is obtained, and from existing royalties and research contracts. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the “Exer-Rest™” therapeutic vibrator.

Current Products

AT-101 Therapeutic Vibrator and the “Exer-Rest™.”

Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in USA. QTM Incorporated, an FDA registered manufacturer (Oldsmar, FL) manufactured the device. The AT-101 is built in accordance with ISO and FDA Good Manufacturing Practices.

Several recent animal and human research studies have revealed that application of the AT-101 technology caused release of beneficial substances from the inner lining of blood vessels. These data are not being claimed as an intended use of the device for marketing the “Exer-Rest™” but demonstrate a potential mechanism for benefits.

The AT-101 and “Exer-Rest™” therapeutic vibrators are inventions by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner (Chairman of the Board of Directors and Shareholders) is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine. He holds 30 United States patents.

The “Exer-Rest™” therapeutic vibrator is based upon the design of the AT-101 therapeutic vibrator which is a comfortable gurney styled device that moves repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The “Exer-Rest™” has a much less costly drive mechanism than the AT-101, has the dimensions and appearance of a commercial extra long twin bed with weight about one half the AT-101, can be more readily operated by the patient himself/herself without the aid of an additional person versus the AT-101, and will have a much lower selling price than the AT-101.

NON-INVASIVE MONITORING SYSTEMS, INC.

Revenue is expected to be derived from sales of the “Exer-Rest™”, internationally through distributors and from existing royalties and research contracts. Sales of the “Exer-Rest™” will commence in the third quarter 2007.

The Company has obtained additional capital in 2006 to permit it to continue operations and perform a clinical trial needed to obtain FDA approval to market the “Exer-Rest™” therapeutic vibrator for physician offices and home use. No such approval can be assured.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2006, the FASB issued Interpretation No. 48, (FIN 48”) “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for the Company’s fiscal year beginning August 1, 2007. The Company is currently evaluating the impact of this standard on the financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

April 30, 2007

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning August 1, 2008. The company is currently evaluating the impact of this standard on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of this standard on the financial statements.

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $107,946 for the three months ended April 30, 2006, to $77,106 for the three months ended April 30, 2007, a decrease of $30,840, primarily as a result of an increase in royalty income of $17,317 and a reduction in research, consulting and warranty income of $49,857. Gross revenues decreased from $247,830 for the nine months ended April 30, 2006 to $234,902 for the nine months ended April 30, 2007, a decrease of $12,928 primarily as a result of an increase in royalty income of $42,639, an increase in product sales of $19,259 offset by a reduction in research, consulting and warranty income of $74,826.

As indicated under “Business Strategy” above, the Company has stopped selling the AT 101. The Company is in the final testing stage for the next generation AT 101, the Exer-Rest, and will commence sales internationally once the Exer-Rest has completed all required certifications. The Company anticipates sales to commence in the third calendar quarter of 2007. The Company will begin sales of the Exer-Rest commercially in the United States when the Company receives approval from the FDA. The increase in product sales for the nine months ended April 30, 2007, was primarily due to the sale of an AT 101 to a medical institution for research purposes. Royalties increased this period due the increase in sales by the Company’s licensees. Research, consulting and warranty income decreased for the period primarily due to the completion of a Government contract in the prior year.

NON-INVASIVE MONITORING SYSTEMS, INC.

Cost of sales. There were no product sales for the three months ended April 30, 2006. Product sales for the three months ended April 30, 2007 were $1,700. Cost of sales decreased from $47,084, for the for the nine months ended April 30, 2006, to $10,490 for the nine months ended April 30, 2007, a decrease of $36,594 primarily due to government contract costs incurred in 2006. These additional costs were paid to VivoMetrics (a related party) for services provided in fulfilling a government contract.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $182,643 for the three months ended April 30, 2006 to $438,723 for the three months ended April 30, 2007, an increase of $256,080 primarily as a result of increased professional service fees, insurance, travel, marketing and stock based compensation expense for employees, directors and bank debt guarantors. Selling, general and administrative expenses increased from $420,185 for the nine months ended April 30, 2006 to $1,106,097 an increase of $685,912 as a result of increased professional service fees, insurance, travel, marketing, wages and stock based compensation expense for employees, directors and bank debt guarantors.

Research and development costs. Research and development costs decreased from $55,057 for the three months ended April 30, 2006 to $35,565 for the three months ended April 30, 2007, a decrease of $19,492. Research and development costs increased from $156,973 for the for the nine months ended April 30, 2006 to $232,372 for the nine months ended April 30, 2007, an increase of $75,399 primarily as a result of increased product development costs for the AT 101 home version.

Total operating expenses. Total operating expenses increased from $270,337 for the three months ended April 30, 2006 to $474,288 for the three months ended April 30, 2007, an increase of $203,951. The increase is primarily attributed to increased selling, general and administrative expenses. Total operating expenses increased from $624,242 for the nine months ended April 30, 2006 to $1,348,959 for the nine months ended April 30, 2007 an increase of $724,717. The increase is primarily attributed to increased research and development costs, selling, general and administrative expenses and stock based compensation expense for employees, directors and bank debt guarantors.

Interest income (expense), net. Interest income (expense), net reflects income in the 2007 periods compared to the 2006 periods as a result of the interest earned on the proceeds of the private placement completed in October 2006.

Net Loss. Net loss increased from $168,308 for the three months ended April 30, 2006 to $382,851 for the three months ended April 30, 2007, an increase of $214,543. The increase is mainly attributed to increased operating expenses. Net loss increased from $401,305 for the nine months ended April 30, 2006 to $1,109,007 for the nine months ended April 30, 2007, an increase of $707,702. The increase is primarily attributed to increased research and development costs, selling, general and administrative expenses and stock based compensation expense, for employees, directors and bank debt guarantors.

NON-INVASIVE MONITORING SYSTEMS, INC.

Liquidity and Capital Resources

Working capital at April 30, 2007 was $1,112,907 up from ($497,924) at July 31, 2006 principally due to the private placement offering in October, 2006. Net cash used in operations was $627,166 for the nine months ended April 30, 2007, up from $331,236 for the nine months ended April 30, 2006 principally due to the increased net loss incurred. Net cash used in investing activities for the nine months ended April 30, 2007 totaled $417,347, consisting of purchase of certificates of deposit in the amount of $400,000 used as collateral for a bank loan, and fixed asset purchases of $17,347. Net cash provided by financing activities totaled $2,118,978 principally due to the private placement. Effective October 16, 2006, the Company accepted $2.193 million for the exercise of outstanding options and warrants held by Board members and private investors. In addition, the Chairman of the Board utilized outstanding notes totaling $165,000, to purchase common stock. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising optionholders and warrantholders.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Company were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

Pursuant to the Offer, the Company also accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock. These additional share amounts are not included in the previous paragraphs.

At April 30, 2007, we had available net operating loss carry forwards of approximately $14, 300,000 which expire in various years through 2026. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Management believes that as a result of the capital financing in October of 2006 it will have sufficient capital to fund the Company’s business capital requirements through July 31, 2008.

ITEM 3.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2007.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Issuance of Common Stock. On March 1 2007, the Company issued 62,500 shares of its Common Stock, upon exercise of an option by an investor at an exercise price of $0.40 per share for total consideration of $25,000.

Exemption from Registration. The Company issued the above-described Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. The option was initially issued to an accredited investor, who represented that he was acquiring the option for investment purposes. The option restricts transfer of Common Stock acquired upon exercise thereof unless an applicable exemption exists under the securities laws. A legend was placed on the stock certificates representing the Common Stock issued upon exercise to the effect that the shares were not registered and absent registration could only be transferred with an appropriate opinion of counsel.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2007	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Dated: June 14, 2007
	By:	/s/ Gary M. Wetstein
Gary M. Wetstein
Chief Financial Officer