Form 10KSB
period 2007-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2007-10-29
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2007

Commission File Number: 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(name of small business issuer as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 33141

(Address of principal executive offices) (Zip Code)

(305) 861-0075

(Company’s telephone number)

(Former name or former address, if changed since last report)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $310,314

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of held as of October 23, 2007, was approximately $29,524,729

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of July 31, 2007, was 67,090,228

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

Report on Form 10-KSB

For the Fiscal Year Ended July 31, 2007

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

A. General Development of Business.

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, motorized platform, which has been designated as the “Exer-Rest™,” the home, wellness center and clinic version of the previously fabricated AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices were sold in 1999 to SensorMedics Division of ViaSys (NYSE) and to privately held VivoMetrics, Inc., in Ventura CA, both of which currently pay royalties to NIMS on sales of these products.

Business Strategy

During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the AT-101 powered exercise device on a worldwide basis. During the calendar years 2005 to 2007, the Company reorganized its operations and designed, developed and manufactured the Exer-Rest™ motorized platform, to replace the Company’s flagship AT 101 and promote its use for the improved circulation and joint mobility.

The Company had originally registered the AT-101 with the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of diagnostic monitoring hardware and software by the SensorMedics and VivoMetrics companies and small research contracts. Additionally, the Company has received revenues from sales of parts and units sold for research purposes.

NIMS assigned its patents for an ambulatory monitoring shirt to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership now carried at zero value for financial reporting services in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirt TM System.

There can be no assurance as to the amount of revenues that will be derived from sales of the LifeShirt system. Commercial sales of the AT 101 were halted in January 2005. In 2006, design, marketing research and fabrication of a less costly and more efficient version of the AT-101 for home, wellness centers, home fitness and clinic use called the “Exer-Rest™ was achieved. This revolutionary, non invasive, drug-free device developed by NIMS that is powering a new dimension in fitness and wellness for all ages, lifestyles and physical abilities. It accomplishes such solutions through our patented technology called whole body, periodic acceleration. The Exer-Rest™ serves as an aid to improve circulation, increase joint mobility, and to provide relief of minor aches and pains. The development of the Exer-Rest™ has necessitated an additional capital commitment. The Company anticipates experiencing losses through the next two fiscal quarters as it awaits sales to commence in the UK, Europe, India and Latin America. It is anticipated that the Exer-Rest™ will be marketed and sold during the last calendar quarter of 2007.

Revenue is expected to be derived from sales of the “Exer-Rest™” device overseas commencing in last calendar quarter of 2007 and in the U.S if FDA approval for marketing is obtained, and from existing royalties.

The Company recently entered into a Product and Development and Supply Agreement with Sing Lin, Ltd. (SingLin) of Taichung, Taiwan. Sing Lin will manufacture NIMS patented Exer-Rest II and Somno-Ease motorized platforms.

Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the “Exer-Rest™, Exer-Rest (II) and the new Somno-Ease motorized platforms. These devices will be marketed and sold by the Acceleration Therapeutics division of NIMS in the UK, Europe, India and Latin America. They will be sold by Sing Lin Technology Ltd of Taichung, Tawian in the Far East. The Somno-Ease which will not require FDA approval will be marketed and sold by NIMS in the United States and by the Acceleration Therapeutics division of NIMS in the UK, Europe, India and Latin America. .

The Exer-Rest™ is currently being tested in a controlled pilot study in the U.S. for temporary relief of musculoskeletal pain associated with osteoarthritis of the hip prior to the pivotal trial to be submitted to the FDA for approval to market in the United States.

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

In addition to the aforementioned transactions, on October 20, 2006, the Company accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares at an exercise price of $0.40 per share, of Common Stock, and the issuance of 12,500 Bonus Shares. These additional amounts are not included in the previous paragraphs.

B. Financial Information About Industry Segments.

Not applicable.

C. Narrative Description of Business.

Introduction

The Company is engaged in the development and clinical trial to obtain FDA approval of a non-invasive, whole body, periodic acceleration, therapeutic vibrator which has been designated as the “Exer-Rest™.” The Exer-Rest™ is a motorized platform that moves a subject repetitively from head to foot at 140 times per minute over a travel of 0.65” (1.65cm). The Exer-Rest™ has the same functionality as the AT 101 but with dimensions and utility of a twin bed, is much lighter in weight, and is driven with a more efficient motorized mechanism. The wired hand held controller provides digital values of speed, travel and time rather than analog values of speed and arbitrary force values as in the AT 101.

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

The AT-101 and “Exer-Rest™” therapeutic vibrators are inventions by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner (Chairman of the Board of Directors is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine. He holds 30 United States patents.

The “Exer-Rest™” therapeutic vibrator is based upon the design and concept of the AT 101 therapeutic vibrator which is a comfortable gurney styled device that moves repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The “Exer-Rest™” has a much less costly drive mechanism than the AT-101, has the dimensions and appearance of a commercial extra long twin bed with weight about one half the AT-101, and is designed such that the user can utilize and operate without assistance, and has a much lower selling price than the AT-101.

The Company has obtained additional capital in 2006 to permit it to continue operations and perform a clinical trial needed to obtain FDA approval to market the “Exer-Rest™” therapeutic vibrator for physician offices and home use. No such approval can be assured.

LifeShirt:

The LifeShirt is a Wearable Physiological Computer (US Patents 6,551,252 issued [April 22, 2003], 6,413,225 [issued July 2, 2002], 6,047,203 [issued April 4, 200]) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant (“PDA”) with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that transforms the data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

The term the “Company” and “NIMS” refers to both the Company and its subsidiaries, unless the context requires otherwise. The Company’s offices are located at 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida, 32341 and its telephone number is (305) 861-0075.

Regulatory Compliance

Medical device manufacturers are subject to extensive federal and state regulations relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its product the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community and is the intent of the Company to obtain the CE mark.

Patents and Trademarks

The Company currently holds three United States patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional United States and 4 foreign patents. The Company transferred 14 U.S. patents to VivoMetrics, Inc. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company’s technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The patents along with their expiration dates (20 years from filing date) are listed below:

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

Employees

The Company currently employs five employees on a full-time basis. Three are engaged in general, marketing and administrative duties and two in research and development.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company currently leases two office spaces. The first is at 1666 Kennedy Avenue, North Bay Village Florida. The second is located at 5204 Paylor Lane, Sarasota, Florida.

The Rent expense for both the North Bay Village location and the Sarasota location was $50,986 for the fiscal year ended July 31, 2007.

These premises are occupied under short term leases. The North Bay Village office is subleased from Dr. Marvin Sackner on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended July 31, 2007.

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

Quarter Ended	High	Low
January 30, 2004	$0.10	$0.09
April 30, 2004	$0.08	$0.08
July 31, 2004	$0.18	$0.18
October 31, 2004	$0.10	$0.08
January 31, 2005	$0.07	$0.06
April 29, 2005	$0.07	$0.07
July 29, 2005	$0.11	$0.10
October 31, 2005	$0.33	$0.31
January 31, 2006	$0.50	$0.45
April 30, 2006	$0.50	$0.43
July 31, 2006	$0.79	$0.74
October 31, 2006	$0.73	$0.71
January 30, 2007	$0.67	$0.67
April 30, 2007	$1.96	$1.80
July 30, 2007	$1.10	$1.01

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2007, we had approximately 1633 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company.

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

On October 20, 2006, pursuant to the Offer, the Company accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional amounts are not included in the previous paragraphs.

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

Critical Accounting Policies

The Company’s financial statements included in Item 7 of this annual report contains a summary of significant accounting policies and methods used in the preparation of financial statements. However, in the opinion of management, because of the relative magnitude of certain assets and liabilities, accounting methods and estimates related to those assets and liabilities are critical to the preparation of the Company’s financial statements. In many other cases, however, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. The following are critical accounting estimates and methods used by the Company:

Royalties Receivable. Management estimates future recoverability of royalties based on an account’s aging, payment history and financial condition. The Company does not normally require collateral from its licensees.

Income Taxes. The Company provides for income taxes in accordance with Statements of Financial Accounting Standards No. 109 Accounting for Income Taxes (“SFAS No. 109”), and effective August 1, 2007, FIN 48 and related interpretations, using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

The Company has substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. The Company’s ability to utilize its net operating losses may be limited due to changes in the Company’s ownership as defined by Section 382 of the Internal Revenue Code and similar state provisions.

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

Stock-Based Compensation. The Company determines stock based compensation based on the estimated fair values of stock options as determined on their grant dates using the Black-Scholes option pricing method. In determining the estimated fair value of stock options issued, the Company makes assumptions of expected volatility, risk free interest rates, expected option terms and dividend yields.

YEAR ENDED JULY 31, 2007

COMPARED TO YEAR ENDED JULY 31, 2006

Gross Revenues and Costs of Operations

Gross revenues. Gross revenues decreased from $340,597 for the year ended July 31, 2006 to $310,314 for the year ended July 31, 2007, a decrease of $30,283, primarily as a result of a increase in product sales of $35,398, an increase in royalty income of $41,953 and decrease in research and consulting income of $108,034. The decrease in research and consulting and warranty revenues was primarily due to non renewal of a government contract. The royalty income increased because SensorMedics and VivoMetrics had increased sales of NIMS’ licensed products. The increase in product sales was primarily due the sales of two units of the AT 101 for research purchases. Royalties increased approximately 19% annually for the years ended July 31, 2007, continuing a recent upward trend.

Cost of revenue. Cost of revenues decreased from $71,839 for the year ended July 31, 2006 to $10,490 for the year ended July 31, 2007, a decrease of $61,349 primarily due to the obsolescence write down of AT-101 units during fiscal year 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $601,705 for the year ended July 31, 2006 to $1,389,506 for the year ended July 31, 2007, an increase of $787,801, primarily as a result of increased legal fees associated with contractual matters associated with product and development agreements and additional legal fees for patent services and for audit fees associate with change in audit firms, insurance, travel, marketing, wages and stock based compensation expense for directors, bank debt guarantors and employees. Stock based compensation expense totaled $388,475, of which $92,024 related to adoption of SFAS 123R employee options and $296,451 related to the fair value of bonus shares given to directors and guarantors of the then outstanding bank debt of the Company, in connection with the October, 2006 equity funding.

Research and development costs. Research and development costs increased from $212,472 for the year ended July 31, 2006 to $282,304 for the year ended July 31, 2007, an increase of $69,832, primarily as a result of increased product development costs for the Exer-Rest home version. The Company anticipates these costs to continue through the next fiscal year.

Total operating expenses. Total operating expenses increased from $886,016 for the year ended July 31, 2006 to $1,682,300 for the year ended July 31, 2007, an increase of $796,284. The increase is primarily attributed to increased research and development costs and general and administrative expenses, as explained above.

Interest income (expense), net. Net income interest increased from (67,641) in fiscal 2006 to $13,294 in fiscal 2007, primarily due to interest earned on the proceeds of the October 2006 financing.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities. At July 31, 2007, we had cash of $1,156,337 and working capital of $892,719. While these funds could be sufficient for our immediate operating needs, the Company will need to obtain additional debt or equity financing to continue its business activities during fiscal 2008.

Net cash used in operating activities increased to $948,415 for the year ended July 31, 2007 from $404,771 for the year ended July 31, 2006, an increase of $543,744. The increase was principally due to the increase in net loss during 2007 as expenses related to the continued development of the Exer-Rest mounted.

Net cash used in investing activities increased to $418,602 for the year ended July 31, 2007 from $0 for the year ended July 31, 2006. The increase was principally due to the purchase of certificates of deposit in the amount $400,000 used as collateral for the Company’s bank debt in the amount of $500,000, as well as the purchase of fixed assets in the amount of $18,602 as the company purchased certain new computers and other electronic equipment.

Net cash provided by financing activities increased to $2,118,978 for the year ended July 31, 2007 from $807,405 for the year ended July 31, 2006, an increase of $1,311,573. The increase was principally due to the equity funds received during the October 2006 financing, offset by a net overall reduction in bank debt repaid in the amount of $80,563.

On August 18, 2005, the Company closed on a financing transaction with a group of private investors (“Investors”) for $1,000,000. The financing consisted of the sale of two components: (a) an aggregate of twenty one million (21,000,000) shares of the Company’s common stock; and (b) Warrants to receive an aggregate of nine million, five hundred thousand (9,500,000) shares of Common Stock to be issued to the Investors pro rata based upon their investment, with an exercise price of $0.15 and an expiration date of August 18, 2009. The shares sold in this financing transaction have five year unlimited “piggy-back” registration rights and may be registered for resale on a Registration Statement to be filed by the Company if the Investors holding at least 50% of the securities request such registration.

Effective October 16, 2006, the Company accepted $2,193 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) are being issued to the exercising optionholders and warrantholders.

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

On October 20, 2006, pursuant to the Offer, the Company accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock, and the issuance of 12,500 Bonus Shares. These additional amounts are not included in the previous paragraphs.

Royalties from VivoMetrics and SensorMedics were $265,080 and $223,127 in 2007 and 2006 respectively. There can be no assurances that the Company will receive similar royalties in 2008.

At July 31, 2007, we had available net operating loss carry forwards of approximately $14,800,000 which expire in various years through 2026. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 5, 2006, Jewett, Schwartz, & Associates (the “Former Accountant”) was dismissed as the Company’s accountant. The Company engaged Eisner, LLP as its principal accountants effective September 5, 2006. From the time that the Former Accountant was engaged on January 21, 2003 to September 2006, the Former Accountant did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B.

The Former Accountant issued the audit report for the Company’s financial statements for years ended July 31, 2003, July 31, 2004 and July 31, 2005. These reports did not contain an adverse opinion or a disclaimer of opinion. During this period and the subsequent interim period prior to the dismissal of the Former Auditor, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the Former Auditor’s satisfaction would have caused the Former Auditor to make reference to this subject matter of the disagreements in connection with the Former Auditor’s report, nor did the Former Accountant advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(B) of Item 304 of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

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

The following table sets forth the name, age, and position of each executive officer and director who have served during the fiscal year ended July 31, 2007 and the term of office of each director of the Company.

Name	Age	Position
Marvin A. Sackner, M.D.	76	Chairman of the Board

Taffy Gould	65	Director and Vice Chairman of the Board

Morton J. Robinson, M.D.	76	Director and Secretary

Gerard Kaiser, M.D.	75	Director

Leila Kight	60	Director

John G. Clawson	79	Director

Gary W. Macleod	44	Director and Chief Executive Officer

Directors of the Company hold their offices until the next annual meeting of the Company’s shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal from office or death. The Board of Directors met three times in fiscal 2005. The officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified.

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

GARY W. MACLEOD was elected Chief Executive Officer on August 22, 2005. Mr. Macleod was President and Chief Executive Officer of V-Mobile, Inc. from 2003 to 2005. From 2000 to 2003, Mr. Macleod was President and Chief Executive Officer of Unplugin, Inc. Mr. Macleod served as President and Chief Executive Officer of Courtroom Technologies, Inc. from 1991 to 2000. Mr. Macleod is a business graduate of Franklin Pierce College in New Hampshire, graduating in 1985.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended July 31, 2007, beneficial owners complied with Section 16(a) filing requirements applicable to them, except that our executives are in the process of completing the appropriate forms but have not filed such forms for fiscal year ended July 31, 2007.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB for July 31, 2007.

ITEM 10.	EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at July 31, 2007, the end of our last completed fiscal year):

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Marvin A. Sackner
Chairman of the Board of Directors	2005		—	—	—	—	—	—
	2006
	2007
Gary W. MacLeod	2005		—	—	—	—	—	—
Chief Executive Officer and Director	2006		—	—	—	—	—	—
	2007		—	—	—	—	—	—

There were no grants of stock options to the Named Executive Officers during the fiscal year ended July 31, 2007.

There were 1,500,000 Options granted to an Executive Officer during the fiscal year ended July 31, 2006.

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

The following table sets forth certain information regarding beneficial ownership of the common stock as of July 31, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address Identify of Group	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned (1)	Percentage of Class (3)	No. of Shares of Voting Securities Beneficially Owned (4)		Percentage of Beneficial Ownership (4)
Marvin A. Sackner, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	12,866,228	(5)	19.2%	36,855.92	59.4%	12,903,083.9	(5)	19.2%

Taffy Gould 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	1,431,666	(6)	2.1%	-0-	-0-	1,431,666	(6)	2.1%

Morton J. Robinson, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	893,998	(7)	1.3%	1,073.19	1.7%	895,071.2	(7)	1.3%

Gerard Kaiser, M.D. 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	320,666	(8)	*	75.00	*	320,741	(8)	*

Leila Kight 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	1,069,999	(9)	1.6%	-0-	-0-	1,069,999	(9)	1.6%

John G. Clawson 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	380,000	(10)	*	-0-	-0-	380,000	(9)	*

Gary Macleod 1666 Kennedy Causeway Avenue, Suite 308, North Bay Village Florida 32341	1,462,500	(11)	2.2%	-0-	-0-	1,462,500		2.2%

All executive officers and directors as a group and FGIT (12)	29,825,057		44.5%	41,285.11	66,5%	29,866,342.1		44.5%
Frost Gamma Investment Trust 4400 Biscayne Blvd Miami, FL 33137	11,400,000	(12)	17.0%	3,281	5.3%	11,403,281		17.0%

*	Less than 1%
(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of option and warrants. Each beneficial owner’s percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.
(2)	Based on 67,090,228 shares of Common Stock, that can be acquired within sixty days from the date hereof upon exercise of options to the holder.
(3)	Based on 62,048 Series C Convertible Preferred Stock issued and outstanding, as of July 31, 2007.
(4)	Based on 67,090,228 shares consisting of shares of Common Stock, issued and outstanding as July 31, 2007, 62,048 Series C Convertible Preferred Stock and 100 shares of Series B Preferred Stock issued and outstanding as of July 31, 2007, that can be acquired within 60 days from the date hereof upon exercise of options to the holder. Holders of Series C Preferred Stock are entitled to vote together with the holders of shares of Common Stock and Series B Preferred Stock on a share-for-share basis as a single class, on all matters except as otherwise required by law.
(5)	Includes securities held by Dr. Marvin A. Sackner and Ruth Sackner, his spouse and includes options to purchase 36,666 shares of Common Stock.
(6)	Includes options to purchase 225,000 shares of Common Stock. Does not include shares of Common Stock and options to purchase Common Stock held by family members.
(7)	Includes securities held jointly by Dr. Robinson and his spouse and by a pension plan established in connection with Dr. Robinson’s medical practice and includes options to purchase 26,666 shares of Common Stock. Does not include securities held by trust established for the benefit of Dr. Robinson’s children, in which securities he disclaims beneficial ownership.
(8)	Includes shares of Common Stock held by Dr. Kaiser’s spouse and includes options to purchase 65,000 shares of Common Stock.
(9)	Includes securities held by Leila Kight and John Ballou and includes options 69,999 shares of Common Stock
(10)	Includes options to purchase 55,000 Shares of Common Stock
(11)	Includes shares of Common Stock held by Mr. Macleod’s spouse and includes options to purchase 1,062,500 shares of Common Stock.
(12)	Includes securities held by Frost Gamma Investments Trust. Frost Gamma Investments Trust is controlled by Dr. Phillip Frost

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has approximately a 2% non-diluted interest in VivoMetrics, Inc., a related entity. Dr. Sackner’s son-in-law is the Chief Operating Officer and a founder of VivoMetrics, Inc. Dr. Sackner currently serves as a member of the Scientific Advisory Board of VivoMetrics, Inc.

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

Please see Note 9 to the Financial Statements for recent transactions.

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

Year ended July 31, 2007

Audit Fees: The aggregate fees, including expenses, expected to be billed by the Company’s principal accountants in connection with the audit of our financial statements included in our Annual Report on Form 10KSBfor the most recent fiscal year and for the review of our financial information included in our Quarterly Reports on Form 10-Q amount to $103,900.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended July 31, 2007 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2007 was $0.00.

Year ended July 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountants in connection with the audit of our financial statements included in our Annual Report on Form 10KSB for the fiscal year and for the review of our financial information included in our Quarterly Reports on Form 10-Q during the fiscal year ended July 31, 2006 was $66,450.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended July 31, 2006 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2006 was $0.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work performed for us in the year ended July 31, 2007 by Eisner LLP. is compatible with maintaining Eisner LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: October 29, 2007	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Dated: October 29, 2007	By:	/s/ Gary M. Wetstein
Gary M. Wetstein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Marvin A. Sackner	Chairman of the Board and Director	October 29, 2007
MARVIN A. SACKNER

/s/ Gary W. Macleod	Director, Chief Executive Officer	October 29, 2007
GARY W. MACLEOD

/s/ Taffy Gould	Vice Chairman of the Board and Director	October 29, 2007
TAFFY GOULD

/s/ Morton J. Robinson	Secretary and Director	October 29, 2007
MORTON J. ROBINSON

/s/ Gerard Kaiser	Director	October 29, 2007
GERARD KAISER

/s/ John G. Clawson	Director	October 29, 2007
JOHN G. CLAWSON

/s/ Leila Kight	Director	October 29, 2007
LEILA KIGHT

NON-INVASIVE MONITORING SYSTEMS, INC.

JULY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive Monitoring Systems, Inc. as of July 31, 2007 and the related statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the years in the two year period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. as of July 31, 2007 and the results of its operations and its cash flows for each of the years in the two year period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R). “Share-Based Payment.”

/s/ Eisner, LLP
Eisner, LLP
New York, New York
October 29, 2007

NON-INVASIVE MONITORING SYSTEMS, INC

Balance Sheet

July 31, 2007
ASSETS
Current assets
Cash	$1,156,337
Restricted cash	400,000
Royalties receivable	48,756
Prepaid expenses, deposits and other current assets	29,803

Total current assets	1,634,896

Furniture and equipment, net	19,624

Other assets, net	401

Total assets	$1,654,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Note payable – bank	$500,000
Notes payable – other	20,600
Accounts payable and accrued expenses	217,677
Deferred warranty income	3,900

Total current liabilities	742,177

Deferred warranty income	2,475

Total liabilities	744,652

Shareholders’ equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding	100
Series C Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding	62,048
Common stock, $.01 par value per share; 100,000,000 shares authorized; 67,293,734 shares issued and outstanding	672,937
Additional paid in capital	16,374,180
Accumulated deficit	-16,198,996

Total shareholders’ equity	910,269

Total liabilities and shareholders’ equity	$1,654,921

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC

STATEMENTS OF OPERATIONS

Years Ended July 31, 2007 and 2006

	2007	2006
Revenues

Product sales, net	$40,949	$5,151
Royalties	265,080	223,127
Research, consulting and warranty	4,285	112,319

Total revenue	310,314	340,597

Operating expenses

Cost of revenues	10,490	71,839
Selling, general and administrative	1,389,506	601,705
Research and development	282,304	212,472

Total operating expenses	1,682,300	886,016

Operating loss	-1,371,986	-545,419

Interest income (expense), net	13,294	-67,641

Net loss	$-1,358,692	$-613,060

Weighted average number of common shares outstanding - basic and diluted	64,093,238	51,295,259

Basic and diluted loss per common share	$-0.02	$-0.01

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC

STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

Years Ended July 31, 2007 and 2006

	Preferred Stock				Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Series B	Shares	Series C	Shares	Amount
Balance at July 31, 2005	100	$100	62,048	$62,048	31,221,971	$312,220	$12,921,955	$-14,227,244	$-930,921
Common stock issued for cash and converted bridge loans					21,000,000	210,000	782,500		992,500
Common stock issued for legal settlement					93,750	938	29,062		30,000
Options issued to bank debt guarantors							37,426		37,426
Net loss								-613,060	-613,060

Balance at July 31, 2006	100	$100	62,048	$62,048	52,315,721	$523,158	$13,770,943	$-14,840,304	$-484,055
Common stock issued for cash, converted stock holder loan and cashless options exercised					14,554,512	145,544	2,218,997		2,364,541
Fair market value for bonus shares issued to directors and guarantors					423,501	4,235	292,216		296,451
SFAS 123R Expense							92,024		92,024
Net Loss								-1,358,692	-1,358,692

Balance at July 31, 2007	100	$100	62,048	$62,048	67,293,734	$672,937	$16,374,180	$-16,198,996	$910,269

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC

STATEMENTS OF CASH FLOWS

Years Ended July 31, 2007 and 2006

	2007	2006
Operating activities
Net loss	$-1,358,692	$-613,060
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred warranty income	-3,900	-3,900
Depreciation and amortization	18,821	11,718
Common stock issued for legal settlement		30,000
Options issued for bank to debt guarantors		37,426
Provision for inventory obsolescence		26,225
Stock based compensation expense	92,024
Fair value of bonus shares issued to directors and bank debt guarantors	296,451
Changes in operating assets and liabilities:
Accounts and royalties receivable	-25,152	28,443
Inventories	10,490
Prepaid expenses and other assets	11,471	-9,686
Accounts payable and accrued expenses	10,072	93,063
Deferred research and consulting revenues		-5,000

Net cash used in operating activities	-948,415	-404,771

Investing activities
Fixed asset purchases	-18,602
Restricted cash	-400,000

Net cash used in investing activities	-418,602

Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	2,199,541	892,500
Net proceeds from bank loan	500,000
Repayments of notes payable	-580,563	-85,095

Net cash provided by financing activities	2,118,978	807,405

Net increase in cash	751,961	402,634
Cash, beginning of year	404,376	1,742

Cash, end of year	$1,156,337	$404,376

Supplemental disclosure
Cash paid for income taxes		$647

Cash paid for Interest	$63,723	$38,878

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercise	$165,000	$100,000

Insurance premiums financed by notes payable	$38,758

The accompanying notes are an integral part of these financial statements

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), a Florida corporation, has licensed its rights to its computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body’s surface to SensorMedics Division of ViaSys and to VivoMetrics. The Company also concentrated on developing, marketing and selling a motion platform, therapeutic vibrator device designated the AT-101. In addition, the Company performs consultative research of diagnostic monitoring devices. The Company is now concentrating on the “Exer-Rest,” a home and clinic version of its AT-101 and seeking FDA approval to market the “Exer-Rest” for sales in the United States.

Basis of Presentation. The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had a net loss in the amount of $1,358,692 and $613,060 for the years ended July 31, 2007 and 2006 respectively, and has an accumulated deficit of $16,198,996 as of July 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital during fiscal year 2008. Additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the development, marketing and production of the Exer-Rest. It is management’s intention to obtain the required additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method.

Furniture and Equipment. Furniture and equipment are stated at cost and depreciated using the straight-line method, over the five–year estimated useful life of the assets.

Long-lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the fair value and the carrying amount of the asset. Management reviewed its long-lived assets and determined that no reduction should be recorded as of July 31, 2007 and 2006, respectively.

Income Taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standard, No. 109, Accounting for Income Taxes, (“SFAS No. 109”) and related interpretations using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

As of July 31, 2007 the Company had a net operating loss carryforward of approximately $14,800,000 available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforwards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

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

Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured. The company recognizes royalties as they are earned, based on reports from licensee(s), research and consulting revenue and warranty income on extended at 101 warranties outstanding are recognized over the term of the respective agreements.

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs incurred for the years ended July 31, 2007 and 2006.

Research and Development Costs. Research and development costs are expensed as incurred.

Warranties. The Company’s standard warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. There were no warranty costs incurred during the fiscal years ended July 31, 2007 and 2006, respectively.

Earnings (Loss) Per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. No dilution resulted from outstanding securities during the years ended July 31, 2007 and 2006 due to the net losses incurred for such years:

	2007	2006
Stock Options	2,639,160	7,256,658
Warrants	325,000	9,500,000
Common stock issuable on conversion of Series C Preferred Stock	1,551,200	1,551,200

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include royalties receivable, notes payable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand, or bear current interest rates.

Stock Based Compensation. Effective August 1, 2006 the Company adopted SFAS No. 123R, “Share Based Payment,” which requires public companies to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award of the date of grant. SFAS No. 123R supersedes the Company’s previous accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees.” In accordance with APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

The Company applied the modified prospective transition method upon adoption of SFAS No. 123R. Under the modified prospective transition method, compensation cost is required to be recorded as earned for all unvested stock options outstanding at beginning of the first year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company’s financial statements as of and for the year ended July 31, 2007 reflect the impact of SFAS No. 123R but, in accordance with the modified prospective transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

For the year ended July 31, 2007, share-based compensation for options attributable to employees and officers was $92,024 per share, and has been included in the Company’s 2007 statement of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of July 31, 2007 the Company had $122,700 of unrecognized compensation cost related to granted stock options that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 1.33 years.

If compensation expense had been determined based on the fair value at the date of the grant for awards under the stock option plan, consistent with the method described in SFAS No. 123, as amended, the Company’s net loss and basic diluted loss per common share, on a pro forma basis, would have been follows:

Net loss as reported	$	<613,060>
Add: Total stock based compensation included in reported net loss
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards		<153,375>
Proforma net loss	$	<766,435>

Net loss per share attributable to common stockholders
Basic & Diluted - as reported	$	<.012>

Basic & Diluted - pro forma	$	<.015>

Recent Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company does not believe adoption will have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning August 1, 2008. The Company is currently evaluating the impact of this standard on the financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159. “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year beginning August 1, 2008, with early adoption allowed if SFAF No. 157 is also adopted. The Company is currently evaluating the impact of this standard on the financial statements.

3.	ROYALTIES RECEIVABLE

The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from the SensorMedics Division of ViaSys Healthcare, Inc. (“Viasys”) and VivoMetrics, Inc. (Note 11).

Royalty income from these licenses amounted to $265,080 and $223,127 for the years ended July 31, 2007 and 2006, respectively. Royalties from ViaSys amounted to $140,725 for the year ended July 31, 2007 and $133,762 in 2006. Royalties from VivoMetrics amounted to $124,355 year ended July 31, 2007 and $89,365 in 2006. Royalties receivable at July 31, 2007 were $48,756.

Cost of sales includes cost of product sales, and costs of royalties, research and consulting and warranty income. A component of cost of sales for the year ended July 31, 2006, is a provision for inventory obsolescence in the amount of $26,225 related to the mark down of the Company AT-101 inventory.

4.	FURNITURE AND EQUIPMENT, NET

Furniture and equipment, net of accumulated depreciation, consists of the following at July 31, 2007:

Computer equipment and software	$27,825
Furniture, fixtures and office equipment	9,512

37,337
Less accumulated depreciation	17,713
$19,624

Depreciation expense was $6,005 and $9,682 during the fiscal years ended July 31, 2007 and 2006, respectively.

5.	OTHER ASSETS, NET

Other assets, net at July 31, 2007 consist of patents. Amortization expense was $12,816 and $2,036, during the fiscal years ended July 31, 2007 and 2006, respectively.

6.	NOTES PAYABLE – RELATED PARTY

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

The Company refinanced its then existing bank debt in February 2007, at another bank by securing a $500,000 line of credit, which expires in February 2008. The debt is secured by certificates of deposit in the amount of $400,000, and bears interest at 1% per annum below prime rate.

Notes payable – other were issued to finance insurance premiums and are payable in ten monthly installments through December, 2007, with interest at 12.73 percent per annum.

At July 31, 2006, two demand notes payable to the Company’s Chairman of the Board and shareholder totaled $165,000. A $100,000 note bore interest at the prime rate plus 2% and a $65,000 note was non-interest bearing.

The notes totaling $165,000 plus cash of $10,000 were used by the Chairman in exercising his options to purchase 562,500 common shares plus 112,500 bonus common shares in October, 2006 placement. (see Note 9).

7.	Deferred Extended Warranty Income

The Company has three extended warranties outstanding as of July 31, 2007 on prior sales of its AT -101. The Company amortizes the revenue from the sale of these extended warranties over the life of the agreements, which are generally three to four years. The Company recognized revenue in the amounts of $3,900 and $3,500, respectively for the years ended July 31, 2007 and 2006. Deferred warranty income totaled $6,375 as of July 31, 2007. Warranty costs were negligible for the years ended July 31, 2007 and 2006.

8.	INCOME TAXES

At July 31, 2007 and 2006, the Company has available net operating loss carry forwards of approximately $14,800,000 and $13,600,000 respectively which expire in various years through 2027. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant component of the Company’s deferred income tax assets would result from the net operating losses and amounted to approximately $5,900,000 and $5,300,000 at July 31, 2007 and 2006, respectively.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $5,900,000 valuation allowance at July 31, 2007 ($5,300,000 at July 31, 2006) was necessary. The increases in the valuation allowance for the years ended July 31, 2007 and 2006 was $600,000 and $300,000, respectively.

9.	SHAREHOLDERS’ EQUITY

August, 2005 Equity Financing

Effective August 18, 2005 the Company closed on a financing transaction with a group of private investors for $1,000,000. The financing consisted of the sale of two components: (a) an aggregate of 21,000,000 shares of the Company’s common stock; and (b) Warrants to receive an aggregate of 9,500,000 shares of common stock, with an exercise price of $0.15 and an expiration date February 18, 2007.

The shares of the Company’s common stock underlying the securities sold in this transaction may be registered for resale on a registration statement to be filed by the Company if the investors holding at least 50% of the securities request such registration. That right expires when the common stock becomes eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933. In addition, for a period of five years, the investors shall have unlimited “piggy-back” rights for the shares of common stock in the Company’s registration statements which permit the sale of securities to the public (excepting Form S-8).

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

The total financing of $1,000,000 included the conversion to common stock, of $100,000 bridge loans from shareholders outstanding as of July 31, 2005. One bridge loan in the amount of $50,000 was converted at $.05 per share and the other bridge loan for $50,000 was converted $.025 for a total of 3,000,000 shares.

October, 2006 Equity Financing

Effective October 16, 2006 the Company accepted $2,199,541 for the exercise of outstanding options and warrants held by Board members and private investors. In addition, the Chairman of the Board utilized outstanding notes totaling $165,000 to purchase common stock. As a result of the exercise, 14,616,005 shares of the Company’s common stock, 0.01 par value (“Common Stock”) were issued to the exercising optionholders and warrantholders.

The Options and warrants were issued pursuant to an offer by the Company to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of common stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,105,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders.

The exercised warrants were issued pursuant to Stock Purchase Agreement dated August 1, 2005 between the Company and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, options to Directors in lieu of salary and certain guarantors of the Company’s debt. The Company recorded $296,451 of compensation and interest expense for the year ended July 31, 2007 for the fair value of bonus shares issued to directors and guarantors of the Company’s indebtednesss.

Directors including a director holding more than 10% of the outstanding common stock a (“10% Holder”) exercised in the aggregate, options to purchase 2,189,164 shares of common stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of common stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Company were exercised for the payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise.

Pursuant to the offer, the company also accepted an additional $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock and the issuance of 12,500 Bonus Shares.

During the third quarter ended April 30, 2007, the Company also accepted an additional $25,000 from an exercising optionholder, for the exercise options to purchase 62,500 shares of common Stock.

A former employee of the Company exercised 50,000 options in a cashless transaction and received 44,057 shares of the Company’s common stock during 2007.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

10.	STOCK OPTIONS

Stock Options

The following table summarizes the transactions of the Company’s stock options for the two-year period ended July 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, July 31, 2005	6,124,160	$0.411
Options granted	1,593,331	0.291
Options exercised	—	—
Options forfeited	-460,833	0.335

Options outstanding, July 31, 2006	7,256,658	0.39
Options granted	—	—
Options exercised	-3,217,504	0.399
Options forfeited	-1,399,994	0.4

Options outstanding, July 31, 2007	2,639,160	$0.359

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of July 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
14.5¢ - 15¢	266,660	$0.150	1.682	266,660	$0.150
30¢ - 40¢	1,662,500	$0.369	1.575	1,162,500	$0.314
50¢ - 75¢	710,000	$0.600	4.873	710,000	$0.551

Total	2,639,160	$0.390	3.337	2,139,160	$0.372

The Company estimates the fair value of stock options using a Black-Scholes valuation model consistent with provisions of SFAS No. 123(R). Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net loss, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates and dividends, if any. The expected term of the option is based on a historical weighted average of exercised options. The expected

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

volatility is derived from historical volatility of the Company’s stock on the U.S. Over the Counter market for a period that matches the expected term of the option. The risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. The Company has not paid dividends and does not expect to pay dividends in the future.

Compensation costs for the stock options with graded vesting are recognized over the vesting period. As of July 31, 2007, there was $122,700 of unrecognized costs related to granted options. These costs are expected to be recognized over a weighted average period of 1.33 years.

No options were granted during the year ended July 31, 2007. There were 3,217,504 options exercised during the year ended July 31, 2007. The total intrinsic value of stock options exercised for the year ended July 31, 2007 was $1,586,827.

The Company’s 2000 Stock Plan (the “plan”), as amended, provides for a total of 2,000,000 shares of Common Stock, of which a total of 1,900,000 shares remain available at July 31, 2007. The Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire ten years from the date of the grant and are exercisable according to the terms of the individual options agreement.

Warrants

The Company has 325,000 warrants outstanding at July 31, 2007. The warrants have an expiration date of August 17, 2009 and are exercisable at $.15. The warrants were all issued as part of the August, 2005 equity financing.

Common Shares Reserved

The following is a summary of the Company’s reserved Common Stock shares as of July 31, 2007.

Options issued and outstanding	2,639,160
Options available under the 2000 Stock Plan	1,900,000
Warrants	325,000
Conversion of Class C Preferred Shares	1,551,200

6,415,360

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

Legal Settlement. During the year ended July 31, 2006, the Company settled a severance pay dispute with a former employee for $10,000 in cash and 93,750 shares of the Company’s Common Stock with a fair market value of $30,000.

PREFERRED STOCK

Holders of Series B Preferred Stock and Series C Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters.

Series B Preferred Stock is not redeemable by the Company, and has a liquidation value of $100.00 per share, plus declared and unpaid dividends, if any. Dividends are non cumulative, and are at the rate of $10.00 per share, if declared.

Series C Preferred Stock is redeemable by the Company at a price of $.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share, plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustment in the event of stock splits, stock dividends, reverse stock splits and other events, as defined.

No preferred stock dividends have been declared as of July 31, 2007.

11.	RELATED PARTY TRANSACTIONS

The Company has approximately a 2% nondiluted and 1.1% fully diluted interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc.), a related entity. The son-in-law of Dr. Marvin A. Sackner (the Chairman of the Board and shareholder in the Company) is the Chief Operating Officer and a founder of VivoMetrics, Inc. Dr. Sackner currently serves as a member of the Scientific Advisory Board of VivoMetrics, Inc. The Company’s interest in Vivometrics, Inc. is carried at a zero valuation.

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

Dr. Sackner also personally leases office space used by the Company in North Bay Village Florida. Under an arrangement with the Company, the Company reimburses Dr. Sackner for the cost of the space on a month to month basis. The amount reimbursed was $20,369 and $19,649 for the years ended July 31, 2007 and 2006 respectively.

12.	COMMITMENTS AND CONTINGENCIES

Leases.

The Company leases office space in Sarasota, Florida. The lease expires in November 2008. The minimum future rental payments are $2,608 per month through November 2008 ($41,728 in aggregate).

Rent expense was approximately $50,986 and $35,430 for the years ended July 31, 2007 and 2006, respectively.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2007

13.	SUBSEQUENT EVENTS

On September 4, 2007, the Company executed a Product Development and Supply Agreement with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan (“Sing Lin”).

Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the second generation Exer-Rest™ and Somno-Ease devices. Sing Lin will manufacture the Company’s’ patented Exer-Rest™ motorized platform. This motion platform has the appearance and functionality of either a cot or twin bed in standard and extra-long dimensions.

The Exer-Rest™ will be marketed and sold in the Canada, UK, Europe, Latin America and India by the Company and in the Far East by SingLin. The Company will receive a royalty on each device sold by Sing Lin.

The Company must pay Sing Lin $150,000 upon execution of the Agreement; $150,000 upon final approval by the Company of the product prototypes and $100,000 upon delivery of the product sample. These amounts are to be applied toward tooling development and other tooling costs.

Under the Agreement, the Company grants Sing Lin for the term of the agreement, the exclusive distribution rights, for the Products in certain countries in the Far East, including, Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.

The Agreement commences as of September 3, 2007 and has a term that extends three years from the acceptance of the first-run of production units by NIMS. Thereafter, the Agreement automatically renews for successive one year terms unless either party sends the other a notice of non-renewal.

In the event of termination or expiration of the Agreement, Sing Lin has agreed to sell certain hardware and software to NIMS, so that NIMS can continue to sell the Products to its customers.

The company has committed to purchase one thousand combined Exer-Rest and Somno-Ease units, within one year of acceptance of the final product. The company expects final approval of the products in the third quarter of fiscal 2008. Additionally, the company has agreed to purchase 1600 and 3400 units in 2009 and 2010 respectively.

Exhibit Index

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