Form 10KSB/A
period 2007-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2007-11-02
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Common Stock, $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSBC.    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $310,314

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of held as of October 23, 2007, was approximately $29,524,729

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $ 01 per share (the “Common Stock”), as of October 26, 2007, was 67,090,228.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

Report on Form 10-KSB/A

For the Fiscal Year Ended July 31, 2007

Page
PART II

Item 7. Financial Statements	11

Financial Statements	F-l

Signatures	20

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the “Exer-Rest,” the home and clinic version of the AT-101 motion platform; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended July 31, 2007 of the Company is being filed to modify the last paragraph of Note 13 in the Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007, which was filed with the Securities and Exchange Commission on October 29, 2007 (the “Original Filing”). The last paragraph of Note 13 inadvertently did not correctly reflect the text of the audited financial statements. This amendment also sets forth on the cover page the number of shares outstanding on the latest practicable date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends Item 7 in its entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

2

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB/A immediately following the signature page, beginning at page F-1.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: November 2, 2007	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: November 2, 2007	By:	/s/ Gary Wetstein
Gary Wetstein,
Chief Financial Officer and Senior Vice President

4

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

The company has committed to purchase approximately $2.2 million of Exer Rest and Somno-Ease units, within one year of acceptance of the final product. The company expects final approval of products in the third quarter of fiscal 2008. Additionally, the company has agreed to purchase $3.5 million and $7.5 million of these products in 2009 and 2010, respectively.

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