Form 10QSB
period 2007-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2007-12-17
CIK 720762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2007

Commission File Number: 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(name of small business issuer as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd., Suite 608, Miami, Florida 33141

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 31, 2007 was 67,455,399

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

October 31, 2007
ASSETS
Current assets
Cash	$771,164
Restricted cash	400,000
Royalties receivable	44,643
Inventory	99,333
Prepaid expenses, deposits, and other current assets	18,185
Total current assets	1,333,325

Furniture, equipment, website and tooling, net	193,778

Total assets	$1,527,103

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable—bank	$500,000
Notes payable—other	7,305
Accounts payable and accrued expenses	221,147
Deferred warranty income	3,900

Total current liabilities	732,352
Deferred warranty income	1,500
Total liabilities	733,852

Commitments (Note 7)

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding	100
Series C Preferred Stock, par value $1.00 per share ; 62,048 shares authorized, issued and outstanding	62,048
Common Stock, $ .01 par value; 100,000,000 shares authorized; 67,455,399 shares issued and outstanding	674,554
Additional paid in capital	16,477,101
Accumulated deficit	(16,420,552)

Total shareholders' equity	793,251

Total liabilities and shareholders’ equity	$1,527,103

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended October 31, 2007 and 2006

	2007	2006
Revenues
Product sales, net	$14,000	$22,710
Royalties	71,640	52,970
Research, consulting and warranty	1,442	1,360

Total revenues	87,082	77,040

Operating expenses
Cost of revenues	10,839	10,490
Selling, general and administrative	255,891	435,352
Research and development	48,613	96,239

Total operating expenses	315,343	542,081

Operating loss	(228,261)	(465,041)
Interest income (expense), net	6,705	(29,748)

Net loss	$(221,556)	$(494,789)

Weighted average number of common shares outstanding—basic and diluted	67,336,016	54,744,733

Basis and diluted loss per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended October 31, 2007 and 2006

	2007	2006
Operating Activities
Net loss	$(221,556)	$(494,789)
Adjustments to reconcile net loss to net cash from operating activities
Deferred warranty Income	(975)	(975)
Depreciation and amortization	1,612	3,246
Common Stock issued for Legal Settlement	—
Stock based compensation expense	23,706	23,006
Fair value of bonus shares issued to directors and debt guarantors	—	296,451
Changes in operating assets and liabilities
Royalties receivable	4,113	(10,846)
Inventories	(99,333)	10,490
Prepaid expenses and other assets	11,618	(61,872)
Accounts payable and accrued expenses	3,470	(11,356)
Deferred research and consulting revenues	—	—

Net cash used in operating activities	(277,345)	(246,645)

Investing Activities.
Fixed asset purchases — Net cash used in investing activities	(175,365)

Certificate of Deposit (Restricted)	—
Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	80,832	2,192,584
Repayments of note payable	(13,295)	(22,029)

Net cash provided by financing activities	67,537	2,170,555

Net (decrease) increase in cash	(385,173)	1,923,910
Cash, beginning of period	1,156,337	404,376

Cash, end of period	$771,164	$2,328,286

Supplemental disclosure
Cash paid for interest	$9,736	$8,606

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercise		$165,000

Insurance premiums financed by notes payable	$38,758

The accompanying notes are an integral part of these condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

The unaudited interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (the “Company”). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2007, and results of operations and cash flows for the three months ended October 31, 2007 and 2006. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The Company’s accounting policies continue unchanged from July 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on form 10-KSB for the year ended July 31, 2007.

1.	ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), a Florida corporation, has licensed its rights to its computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body’s surface to SensorMedics, a Division of ViaSys, and to VivoMetrics. The Company is concentrating on the marketing and selling of the “Exer-Rest™” therapeutic motion platform, a more efficient, cost effective, home and clinic version of its patented AT-101 motion platform technology. In addition, the Company performs consultative research of diagnostic monitoring devices. The Company is seeking FDA approval to market the “Exer-Rest” for sales in the United States.

Business. During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the AT-101 powered exercise device on a worldwide basis. During the calendar years 2005 to 2007, the Company reorganized its operations and designed, developed and manufactured the Exer-Rest™ motorized platform, to replace the Company’s flagship AT 101 and promote its use for the improved circulation and joint mobility.

The Company had originally registered the AT-101 with the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k)

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of diagnostic monitoring hardware and software by the SensorMedics Division of ViaSys and VivoMetrics (a related party) companies and small research contracts. Additionally, the Company has received revenues from sales of parts and units sold for research purposes.

Basis of Presentation. The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had a net loss in the amount of $221,556 and $494,789 for the three months ended October 31, 2007 and 2006 respectively, and has an accumulated deficit of $16,420,552 as of October 31, 2007, and has substantial purchase commitments at October 31, 2007 (see Note 7). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories at October 31, 2007, consist of purchased sub-assemblies to be used by our contract manufacturer in production of the Exer-Rest™.

Furniture and Equipment, Website and Tooling. These assets are stated at cost and depreciated or amortized using the straight-line method, over their estimated useful lives.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

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

As of October 31, 2007, the Company had a net operating loss carryforward of approximately $15,000,000 available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforward is subject to limitation if there have been significant changes of ownership as defined in provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

Effective August 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended October 31, 2007.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

We file our tax returns as prescribed by the laws of the jurisdictions in which we operate. Our tax years ranging from 2004 to 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured. The Company recognizes royalties as they are earned, based on reports from licensees. Research and consulting revenue and warranty income on extended AT 101 warranties outstanding are recognized over the term of the respective agreements.

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the three months ended October 31, 2007 and October 31, 2006.

Research and Development Costs. Research and development costs primarily consist of expenditures by the Company for research and development of the “Exer-Rest™” device to third parties and are expensed as incurred.

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. There were no warranty costs during the three months ended October 31, 2007 and October 31, 2006.

Earnings (Loss) Per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. In computing diluted net loss per share, no effect has been given to the 2,748,330 options, 1, 551,200 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding at October 31, 2007, due to the net loss reported for the three months then ended. For the three months ended October 31, 2006 no effect has been given to the 4,151,654 options, 1,551,200 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding, due to the net loss reported.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments such as royalties receivable, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at August 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial statements for the three months ended October 31, 2007 reflect the current impact of the adoption of SFAS No. 123R. The Company recorded share-based compensation of $23,706 and $23,006 which is included in the Company’s selling, general and administrative expenses for the three months ended October 31, 2007 and 2006 respectively.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire ten years from the date of the grant and are exercisable according to the terms of the individual options agreement.

A summary of the Company’s stock options activity for the three months ended October 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding, July 31, 2007	2,639,160	$0.359		$

Options granted	547,500	0.880

Options exercised	(161,665)	$0.500		$

Options forfeited	(276,665)	$0.254

Options outstanding and expected to vest, October 31, 2007	2,748,330	$0.425	3.34		$1,113,814

Exercisable, October 31, 2007	1,982,080	$0.368	3.28		$916,501

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

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of October 31, 2007, there was $417,147 of unrecognized costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 2.93 years.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

There were 547,500 options granted during the three months ended October 31, 2007 to directors and officers of the Company and no options were granted for the three months ended October 31, 2006. There were 161,665 options exercised during the three months ended October 31, 2007. There were 3,105,004 options exercised during the three months ended October 31, 2006. The total intrinsic value of stock options exercised for the three months ended October 31, 2007 and 2006 were $53,350 and $1,285,319 respectively.

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

The Company refinanced its existing bank debt in February, 2007 at another bank by securing a $500,000 line of credit, which expires in March, 2008. The debt is collateralized by certificates of deposit in the amount of $400,000, and bears interest at one percent per annum below prime rate.

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

October 31, 2007

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

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Company and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, options to Directors in lieu of salary and certain guarantees of the Company’s debt. The Company recorded $296,451 of compensation and interest expense for the three months ended October 31, 2006 for the fair value of bonus shares issued to directors and guarantors of the Company’s indebtedness.

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

During fiscal 2007, the Company accepted an additional $25,000 from an exercising optionholder, for the exercise of options to purchase 62,500 shares of Common Stock. In addition, a former employee of the Company exercised 50,000 options in a cashless transaction and received 44,057 shares of the Company’s common stock during 2007. During the three months ended October 31, 2007 the Company accepted $80,833, from existing optionholders for the exercise of options to purchase 161,665 shares of Common Stock.

6.	RELATED PARTY TRANSACTIONS

The Company has a 2% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc., a related entity). The Company’s interest in Vivometrics Inc., carried at a zero valuation.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

The Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics, Inc. in consideration for a royalty of 3% of VivoMetrics, Inc.’s gross revenues from sales of certain products. The underlying agreement, executed October 28, 1999, is for a period of 10 years. Royalty income under the agreement with VivoMetrics was $23,143 and $19,277 for the three months ended October 31, 2007 and 2006, respectively.

Under the agreement with VivoMetrics, Inc., VivoMetrics, Inc., grants to the Company the non-exclusive, worldwide right and license to use of patents and software for a period of ten years.

Dr. Marvin A. Sackner, the Company’s Chairman of the Board, also personally leases office space used by the Company for business on a month-to-month basis in North Bay Village, Florida. Under an arrangement with the Company, the Company reimburses Dr. Sackner for the cost of the space monthly. The amounts reimbursed to Dr. Sackner by the Company for the three months ended October 31, 2007 and 2006 were $5,227 and $5,025, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Leases.

The Company leases office space in Sarasota, Florida. The lease expires in November 2008. The minimum future rental payments are $2,712 per month through November 2008. Additionally, the Company leases office space in Miami, Florida on a month to month basis and is in the process of negotiating a long-term lease for the premises.

Product Development and Supply Agreement.

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

The Company paid Sing Lin $150,000 upon execution of the Agreement and must pay $150,000 upon final approval by the Company of the product prototypes and $100,000 upon delivery of the product sample. These amounts are to be applied toward tooling development and other tooling costs.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

Under the Agreement, the Company grants Sing Lin for the term of the agreement, the exclusive distribution rights, for the Products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.

The Agreement commenced as of September 3, 2007 and has a term that extends three years from the acceptance of the first-run of production units by NIMS. Thereafter, the Agreement automatically renews for successive one year terms unless either party sends the other a notice of non-renewal.

The Company has committed to purchase approximately $2.2 million of Exer-Rest and Somno-Ease units, within one year of acceptance of the final product. The Company expects final approval of the products in the third quarter of fiscal 2008. Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of Exer-Rest and Somno-Ease products respectively, in 2009 and 2010.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

October 31, 2007

8.	RECENT ACCOUNTING PRONOUCEMENTS

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

In December 2007, the FASB issued Statement of Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently the Company does not anticipate that this Statement will have an impact on its financial statements.

In December 2007, the Company issued Statement No. 160, “Noncontrolling Interests in consolidated Financial Statements – an Amendment of ARB No. 51.” This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

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

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) primary business is the research, development, manufacturing and marketing of a non-invasive, whole body, periodic acceleration, motorized platform, which has been designated as the “Exer-Rest™,” the home, wellness center and clinic version of the previously fabricated AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices were sold SensorMedics Division of ViaSys (NYSE) for cash and royalties on sales and to privately held VivoMetrics, Inc., (a related party) in Ventura CA, for royalties on sales and an equity position.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Additionally, the Company has received revenues from sales of parts and units sold for research purposes.

NIMS assigned its patents for an ambulatory monitoring shirt to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership now carried at zero value for financial reporting purposes in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt(TM) systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirt TM System. There can be no assurance as to the amount of revenues that will be derived from sales of the LifeShirt system. Commercial sales of the AT 101 were halted in January 2005. In 2006, design, marketing research and fabrication of a less costly and more efficient version of the AT-101 for home, wellness centers, home fitness and clinic use called the “Exer-Rest™” was achieved. This revolutionary, non invasive, drug-free device developed by NIMS is powering a new dimension in fitness and wellness for all ages, lifestyles and physical abilities. It accomplishes such solutions through our patented technology called whole body, periodic acceleration. The Exer-Rest™ serves as an aid to improve circulation, increase joint mobility, and to provide relief of minor aches and pains. The development of the Exer-Rest™ has necessitated an additional capital commitment. The Company anticipates experiencing losses through the next two fiscal quarters as it awaits sales to commence in the UK, Europe, India and Latin America. It is anticipated that the Exer-Rest™ will be marketed and sold during the third quarter of fiscal 2008.

Revenue is expected to be derived from sales of the “Exer-Rest™” device overseas commencing in the third quarter of fiscal 2008 and in the U.S if FDA approval for marketing is obtained, and from existing royalties.

The Company recently entered into a Product and Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan. Sing Lin will manufacture NIMS patented Exer-Rest II and Somno-Ease motorized platforms.

Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest™, Exer-Rest (II) and the new Somno-Ease motorized platforms. These devices will be marketed and sold by NIMS under the Acceleration Therapeutics brand name in the UK, Europe, India and Latin America. They will be sold by Sing Lin in the Far East. The Somno-Ease which will not require FDA approval will be marketed and sold by NIMS in the United States and by the Acceleration Therapeutics division of NIMS in the UK, Europe, India and Latin America.

The Exer-Rest™ is currently being tested in a controlled pilot study in the U.S. for temporary relief of musculoskeletal pain associated with osteoarthritis of the hip prior to the pivotal trial to be submitted to the FDA for approval to market in the United States.

NON-INVASIVE MONITORING SYSTEMS, INC.

Current Products

AT-101 Therapeutic Motion Platform and the “Exer-Rest™.”

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

The AT-101 and “Exer-Rest™” therapeutic motion platforms are inventions by Marvin A. Sackner, M.D., Professor of Medicine at the University of Miami at Mt. Sinai and Emeritus Director of Medical Services at Mt. Sinai Medical Center. Dr. Sackner (Chairman of the Board of Directors) is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine. He holds 30 United States patents.

The Exer-Rest™ therapeutic vibrator is based upon the design and concept of the AT-101 therapeutic vibrator which is a comfortable gurney styled device that moves repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The Exer-Rest™ has a much less costly drive mechanism than the AT-101, has the dimensions and appearance of a commercial extra long twin bed with weight about one half the AT-101, and is designed such that the user can utilize and operate it without assistance, and has a much lower selling price than the AT-101.

The Company had obtained additional capital in 2006 to permit it to continue operations and perform a clinical trial needed to obtain FDA approval to market the “Exer-Rest™” therapeutic vibrator for physician offices and home use. No such approval can be assured.

NON-INVASIVE MONITORING SYSTEMS, INC.

LifeShirt:

The LifeShirt is a Wearable Physiological Computer (U.S. Patents 6,551,252 issued [October 22, 2003], 6,413,225 [issued October 2, 2002], 6,047,203 [issued October 4, 2000]) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant (“PDA”) with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control and transforms data into minute-by-minute median trends of over 31 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

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

In December 2007, the FASB issued Statement of Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently the Company does not anticipate that this Statement will have an impact on its financial statements.

In December 2007, the Company issued Statement No. 160, “Noncontrolling Interests in consolidated Financial Statements – an Amendment of ARB No. 51.” This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

Total Revenues and Costs of Operations

Total revenues. Total revenues increased from $77,040 for the three months ended October 31, 2006, to $87,082 for the three months ended October 31 , 2007, a increase of $10,042 primarily as a result of an increase in royalty income of $18,670 and a reduction in products sales of $8,710.

As indicated under “Business Strategy” above, the Company has stopped selling the AT 101, except for medical research. The Exer-Rest™ will commence sales internationally in the first calendar quarter of 2008. The Company will begin sales of the Exer-Rest™ commercially in the United States when it receives FDA approval. Royalties increased this period due to the increase in sales by the Company’s licensees.

NON-INVASIVE MONITORING SYSTEMS, INC.

Cost of revenues. There was one sale of the AT-101 for medical research purposes in each of the three months ended October 31, 2007 and 2006 respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $435,352 to $255,891 for the three months ended October 31, 2007, a decrease of $179,461 primarily as a result decreased professional service fees and stock based compensation expense due to bonus shares given to directors and bank debt guarantors who exercised options during the October 2006 equity funding, offset by an increase in insurance, marketing and sales expense, payroll and travel.

Research and development costs. Research and development costs decreased from $96,239 for the three months ended October 31, 2006 to $48,613 for the three months ended October 31, 2007, a decrease of $47,626, primarily as a result of product development costs for the AT 101 home version being completed in fiscal year ended July 31, 2007. Current research and development costs have been incurred for regulatory testing required for FDA approval.

Total operating expenses. Total operating expenses decreased from $542,081 for the three months ended October 31, 2006 to $315,343 for the three months ended October 31, 2007, a decrease of $226,738. The decrease is primarily attributed to deceased selling, general and administrative expenses and research and development costs.

Interest income (expense), net. Interest income (expense), net reflects income in the 2007 period compared to expense in the 2006 period as a result of the interest earned on the proceeds of the private placement completed in October 2006.

Net loss. Net loss decreased from $494,789 for the three months ended October 31, 2006 to $221,556 for the three months ended October 31, 2007, a decrease of $273,233. The decrease is mainly attributed to decreased operating expenses.

NON-INVASIVE MONITORING SYSTEMS, INC.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities. At October 31, 2007 we had unrestricted cash of $771,164 and working capital of $600,973. While these funds could be sufficient for our immediate operating needs, the Company will need to obtain additional debt or equity financing to continue its business activities during fiscal 2008. To fulfill the Company’s Exer-Rest II and Somno-Ease product purchase commitments to a Taiwanese manufacture, the Company is required to raise additional debt or equity financing.

Net cash used in operating activities was $277,345 for the three months ended October 31, 2007, up from $246,645 for the three months ended October 31, 2006, an increase of $30,700. The larger net loss in 2006 was offset by non-cash expense of the fair value of bonus shares issued to directors and debt guarantors, in the amount of $296,451.

Net cash used in investing activities increased $175,365 for the three months ended October 31, 2007 from $0 for the three months ended October 31, 2006. The increase was primarily due to the purchase of fixed assets in the amount $175,765 as the company entered into a product, design and supply agreement with a Taiwanese manufacturer for the development of the Exer-Rest II and Somno-Ease motion platforms, and the creation of new website.

Net cash provided by financing activities decreased to $67,537 for the three months ended October 31, 2007 from $2,170,555, for the three months ended October 31, 2006, a decrease of $2,103,018. The decrease was principally due to the equity funds received during the October 2006 financing, offset by options exercised during the three months ended October 31, 2007.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Royalties from VivoMetrics and SensorMedics were $71,640 and $52,970 for the three months ended October 31, 2007 and 2006 respectively. There can be no assurances that the Company will continue to receive similar royalties.

At October 31, 2007, we had available net operating loss carry forwards of approximately $15,000,000 which expire in various years through 2027. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had a net loss in the amount of $221,556 and $494,789 for the three months ended October 31, 2007 and 2006 respectively, and has an accumulated deficit of $16,420,552 as of October 31, 2007, and has substantial purchase commitments at October 31, 2007 (see Note 7). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

ITEM 3.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2007.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Issuance of Common Stock. On October 5, 2007 and October 9, 2007, the Company issued 161,665 shares of its Common Stock, upon exercise of options by two investors at an exercise price of $0.50 per share for total consideration of $80,833.

Exemption from Registration. The Company issued the above-described Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the

NON-INVASIVE MONITORING SYSTEMS, INC.

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

(b)	NA

(c)	None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

A. Exhibits:

3(a)	Articles of Incorporation, as amended (1)

3(b)	By-Laws, as amended (2)

4(a)	Form of Certificate evidencing shares of Common Stock (3)

10(c)	Revised SMC Agreement (4)

14.1	Code of Ethics(5)

31.1	Certification of Chief Executive Officer Pursuant to Section 31 2 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 31 2 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

1.	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451), including all pre and post effective Amendments thereto, and incorporated herein by reference, except for Articles of Amendment and a Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, which are included as Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1989 and are incorporated herein by reference.
2.	Included as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-14451) including all pre and post effective Amendments thereto, and incorporated herein by reference.
3.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 1990 and incorporated herein by reference.
4.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 1996 and incorporated herein by reference.
5.	Included as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.
6.	Filed herein.

NON-INVASIVE MONITORING SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2007	By:	/s/ Gary W. Macleod
Gary W. Macleod,
Chief Executive Officer

Dated: December 17, 2007	By:	/s/ Gary M. Wetstein
Gary M. Wetstein
Chief Financial Officer