Form 10KSB/A
period 2007-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2008-04-22
CIK 720762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant held as of October 23, 2007, was approximately $29,524,729

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 29, 2007, was 67,455,399.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

NON-INVASIVE MONITORING SYSTEMS, INC.
Report on Form 10-KSB/A
Amendment No. 2
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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended July 31, 2007 of the Company is being filed to amend Item 7 (to correct the number of outstanding options in Note 10 thereof, to update certain information regarding our relationship with VivoMetrics in Note 11 thereof, and to add Note 14 to quantify the corrections to Note 10) and Item 8A(T) of Part II (in which we have reconsidered the effectiveness of our controls and procedures), Item 9 (in which we updated certain biographies and revised our disclosure concerning reporting under section 16(a) of the Exchange Act), Item 10 (in which we have added a previously omitted table regarding compensation and otherwise updated our discussion concerning compensation), Item 11 (in which we have corrected certain errors in our beneficial ownership table), Item 12 (in which we have added a discussion of director independence and updated certain related transactions) and Item 13 (in which we have added previously omitted exhibits) of Part III as set forth on the Form 10-K filed on October 29, 2007 (the “Original Filing”). The Original Filing was amended by Amendment No. 1 filed on November 2, 2007 (as amended, the “Amended Filing”).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 amends the aforementioned items in their entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Amended Filing are being made.

This Amendment No. 2 contains only the sections and exhibits to the Amended Filing that are being amended, and those unaffected parts or exhibits are not included herein. This Amendment No. 2 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

PART II

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB/A immediately following the signature page, beginning at page F-1.

ITEM8A(T).	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 31, 2007 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This was based on the following;

In reviewing our 10-KSB after its filing, it was determined that certain information required to be included in the Form 10-KSB was omitted or in error including disclosure concerning reporting under Section 16(a) of the Exchange Act, certain missing information regarding compensation, some errors in our beneficial ownership table, and certain missing exhibits.

In reviewing the financial statements for the quarter ended January 31, 2008, we uncovered an error relating to the number of outstanding options as of July 31, 2006 and July 31, 2007 as reported in our reports on Form 10-KSB for the periods ended as of such dates.

The net effect of the error is that there were 247,001 additional options outstanding as of July 31, 2006 and July 31, 2007, than were disclosed in Footnote 10 of the Annual Report on Form 10-KSB for the periods ended July 31, 2006 and July 31, 2007, respectively. These options had been reported in earlier SEC filings but erroneously had been left off current lists of outstanding options. The error has no impact on the financial position, results of operations, or cash flows of the Company as of and for the years ended July 31, 2007 and 2006.

Subsequently, we also discovered an error in the Form 10-QSB for the quarter ended October 31, 2007 relating to the amortization of the amount of stock based compensation expense for options granted in October 2007. The net effect of this was to increase the operating expenses and net loss by $108,257 and thus the net loss increased to $329,813 for the quarter ended October 31, 2007.

As of the date of this Amendment we have adopted more stringent procedures and controls to assure outstanding options will be properly reported in the future. These include instituting and maintaining a subsidiary ledger that will be balanced at each month end and referenced to the minutes of the Board giving authorization for the options. In addition we have implemented certain more stringent review of our quarterly and annual reports to assure compliance with disclosure requirements, including the use of outside professionals to assist us with compliance.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGEACT.

The following table sets forth the name, age, and position of each executive officer and director who has served during the fiscal year ended July 31, 2007.

Name	Age	Position
Marvin A. Sackner, M.D.	75	Chairman of the Board

Taffy Gould	65	Director and Vice Chairman of the Board

Morton J. Robinson, M.D.	75	Director and Secretary

Gerard Kaiser, M.D.	75	Director

Leila Kight	61	Director

John G. Clawson	79	Director

Gary W. Macleod	44	Director and Chief Executive Officer

Gary Wetstein	70	Senior Vice President and Chief Financial Officer

Our Articles of Incorporation provide that we are permitted up to eight directors consisting of two directors in Class One, two directors in Class Two, and four directors in Class Three. Class One Directors were elected in 2002 to serve initially for two years and for periods of six years. Gerard Kaiser, M.D. was elected as a Class One Director. Class Two Directors were elected in 2002 to serve initially for four years and then for periods of six years. Leila Kight and John G. Clawson were elected in 2002 as Class Two Directors. Class Three Directors were elected in 2002 to serve initially for six years and then for periods of six years. Marvin A. Sackner, M.D., Taffy Gould, and Morton J. Robinson, M.D. were elected as Class Three Directors.

Except as provided below, all of our Directors currently hold their offices until the next annual meeting of the Company’s shareholders or until their successors have been duly elected and qualified or until their earlier resignation, removal from office or death. Class Three Directors hold office no later than May 7, 2008, or until their successors have been duly elected and qualified.

The following is a brief description of the business experience of our executive officers, directors and significant employees:

MARVIN A. SACKNER, M.D. was elected as our Chairman of the Board, Chief Executive Officer and Director in November 1989 and has remained as Chairman of the Board and Director to the present time. He resigned as CEO in 2002, but has remained an employee through the date hereof. Dr. Sackner co-founded a predecessor to the Registrant Respitrace Corporation in 1977 and was the Chairman of its Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973-1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. Town & Country Magazine selected him as one of the Best Doctors in America in 1979, 1984, and 1989. Good Housekeeping Magazine in 1991 selected him as one of the Best 400 Doctors in America. In 2007, he was awarded an Honorary Doctorate Degree for "outstanding work in the entire field of pulmonology and sleep disorders," by the University of Zurich (Switzerland). He holds 31 United States Patents. He has written 221 scientific papers and four books. With his Ruth, he founded the Sackner Archive of Concrete and Visual Poetry and they have been recognized in 1990, 1991, 1992, 2002, and 2007 as one of the top 100 American collectors by Art & Antiques magazine and in 2007 by Lifestyles magazine.

TAFFY GOULD was elected a Director of the Company in December, 2000 and Vice Chairman of the Board of Directors in April, 2002. Since 1977 she has been the President of Housing Engineers of Florida, Inc., a Florida real estate management company. From December, 2000 to present she has been the managing member of GlobalTechnologyAgents.com, LLC, a Florida limited liability company which advised technology companies and end-users in the business, academic, and medical spheres, worldwide. Since December, 2002 she has served as the managing member of e-Medical Education, LLC, a company founded in 2002 that creates and delivers online medical education and administers the Oceania University of Medicine.

MORTON J. ROBINSON, M.D. was elected a Director of the Company in November 1989. Dr. Robinson was appointed Secretary of the Board in August 2001. From 1987 until December 2004, Dr. Robinson served as Director and Chairman of the Department of Pathology and Laboratory Medicine at Mount Sinai Medical Center, Miami Beach and Dr. Robinson has served as Chairman Emeritus of that department since January 2005.

GERARD KAISER, M.D. was elected a Director of the Company in November 1989. Since 1971, he has been affiliated with the University of Miami School of Medicine. Dr. Kaiser has served as Executive Vice President, Chief Medical Officer of the Jackson Health System Public Health Trust in Miami Florida since 1989.

 LEILA KIGHT was elected as a director in May, 2002. From January 1, 1975, Ms. Kight was the owner and chief executive officer of Washington Researchers, Ltd, a District of Columbia corporation. Since January, 1999, Ms. Kight has been semi-retired.

JOHN G. CLAWSON was elected as a director in May, 2002. From 1975 to 1993, Mr. Clawson served as Chief Executive Officer of Hill Rom, Inc. From 1994 to the date hereof, Mr. Clawson has served as the Chairman of the Boards of Endocyte, Inc., a privately held biotechnology company, Magic Tilt, Inc. a boat trailer manufacturing company and Miss Eaton, Inc. a furniture manufacturer.

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

GARY WETSTEIN was appointed our Senior Vice President and Chief Financial Officer in January 2007. From December 2003 to December 2006, Mr. Wetstein consulted with small to medium sized businesses. From January 1999 to November, 2003, Mr. Wetstein was the Chief Executive Officer of a human resources outsourcing company. For several years prior to 1998, Mr. Wetstein was the Chairman of BDO Seidman, an accounting firm. Mr. Wetstein serves on the Advisory Board of the Bank of Auburn Hills, a subsidiary of Capital Bancorp Limited.

We have an Executive Committee consisting of Dr. Sackner, Dr. Robinson and Ms. Gould. The Executive Committee acts as the Audit and Legal Committee as well as the Compensation and Stock Option Review Committee. There are no other committees of the Board of Directors.

One of the principal functions of the Executive Committee acting as our Audit and Legal Committee is to recommend the annual appointment of the Company’s independent auditors, to consult and review with the Company’s auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting our operating results and to review our internal control procedures. The Board of Directors has determined that we do not have an audit committee financial expert on our Executive Committee as defined by the Securities Exchange Commission in Item 407 of Regulation S-B. The Board believes a financial expert is not necessary at this time because of the limited scope of the Company’s operations. As the Company’s organizational structure and commercial and financial operations become more complex, the Board will reconsider whether to have a financial expert on the Executive Committee or the Audit Committee, at such time as one is formed.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to any of our directors, executive officers or control persons: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities (the “Section 16(a) Filers”) to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such Section 16(a) Filers are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Section 16(a) requires the Section16(a) Filers to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, written representations that no reports were required, or with respect to transactions known to the Company occurring in such fiscal year, the following persons filed late or did not file the required Forms: Marvin Sackner, John Clawson, Taffy Gould, Leila Kight and Morton Robinson did not file Forms 4 relating to their exercise of options pursuant to the Offer described in Item 12 under “Certain Relationships And Related Transactions and Director Independence.” Gary Macleod did not file a Form 3 and failed to file a Form 4 for two subsequent transactions. Mr. Macleod filed a Form 5 in lieu of the missed Form 3 and Form 4 filings.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB for July 31, 2007.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The following tables set forth certain summary information concerning the compensation paid or accrued during our fiscal year ended July 31, 2007 to our principal executive officer and Marvin Sackner, the only employees who received compensation in excess of $100,000 during such period:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($) (f)		All Other Compensation ($) (i)		Total ($) (j)
Gary Macleod – CEO	2007	$117,692	—	92,024	(1)	$13,488	(2)	$223,204
Marvin Sackner	2007	$52,000	—	—		$148,750	(3)	$200,750

(1) Represents the amount expensed for the vesting of Mr. Macleod’s options as reported on our financial statements.

(2) Represents health insurance premiums paid for Mr. Macleod and not available to other employees.

(3) Represents compensation expense recorded for issuance of 212,500 bonus shares, including bonus shares issued for exercise of options acquired upon investment, but excludes 10,666 bonus shares upon exercise of options issued for loan guarantees.

There were no grants of stock options to the named executive officers during the fiscal year ended July 31, 2007.

The following table sets forth the outstanding equity awards at July 31, 2007 to Gary Macleod, our principal executive officer. Dr. Sackner had no outstanding options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Gary Macleod, CEO	1,000,000	500,000	$0.30	November 11, 2010

Employment Agreement and Termination Benefits.

Gary Macleod is a party with us to an employment agreement dated November 11, 2005 for a three year term. His salary was initially $90,000 and he is entitled to a salary increase of 40% of the salary then in effect upon each round of third party financing that exceeds $1,000,000. He is eligible to receive an annual bonus of a minimum of 25% of base salary at the discretion of the Board upon achievement of goals determined by the Board. He did not receive a bonus for fiscal 2007. He is eligible for benefits provided by us to peer executives and for additional payments for life insurance and disability insurance. Upon commencement of employment he received options to purchase 1,500,000 shares of stock at an exercise price of $0.30 vesting as to 25% of the underlying shares on the first anniversary of grant and in 36 equal monthly installments thereafter as long as he is employed by us. Such options have a cashless exercise feature and expire five years after issuance. He has agreed that for one year after employment not to participate in a business which provides products or services directly competitive with us. If Mr. Macleod is terminated by us without cause (as defined) or he terminates his employment for Good Reason he is entitled to a lump sum payment of one year’s salary and pro-rata portion of bonus; pay for continued company health benefits to which he may have been previously entitled, for himself and dependents for 12 months he was and any unvested stock options vest in full. To the extent these payments are subject to excise tax as “parachute payments” we must also pay a gross up sufficient to compensate the executive for payment of this tax.

Marvin Sackner is not covered by an employment agreement.

Compensation of Directors

The following table sets forth director compensation for the fiscal year ended July 31, 2007.

DIRECTOR COMPENSATION (1)(2)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Total ($)
(a)	(b)	(c)	(h)
Taffy Gould	—	$55,534	$55,534
Gerard Kaiser, MD	—	$13,300	$13,300
Morton J. Robinson MD	—	$40,250	$40,250
Leila Kight	—	—	—
John Clawson	—	$8,750	$8,750

(1) Compensation of Gary Macleod and Marvin Sackner is reported in the Summary Compensation table.

(2) At July 31, 2007, Taffy Gould, Gerard Kaiser, Morton Robinson, Leila Kight and John Clawson, held options for 270,332, 65,000, 0, 98,332 and 70,000 shares, respectively, issued to them for services to us, except that in the case of Ms. Kight the total includes 53,332 options for guaranteeing our loans.

(3) Taffy Gould, Gerard Kaiser, Morton Robinson and John Clawson received “bonus” shares of our common stock for exercising stock options pursuant to an offer extended to warrantholders and optionholders to induce them to exercise options and warrants. Compensation expense for Taffy Gould includes 79,334 bonus shares, including 50,000 bonus shares issued for exercising options acquired in a previous investment, but excludes 10,666 bonus shares for exercising options issued in connection with loan guarantees. Compensation expense for Gerard Kaiser includes 19,000 bonus shares. Compensation expense for Morton Robinson includes 57,500 bonus shares, including 12,500 bonus shares issued for exercising options acquired in a previous investment, but excludes 10,666 bonus shares for exercising options issued in connection with loan guarantees. Compensation expense for John Clawson includes 12,500 bonus shares acquired from exercising options acquired in a previous investment.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

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

Name of Directors and Officers Names and Addresses of 5% Beneficial Owners	No. of Shares of Common Stock Beneficially Owned (1)		Percentage of Beneficial Ownership (2)	No. of Shares of Series C Convertible Preferred Stock Beneficially Owned		Percentage of Class (3)
Marvin A. Sackner, M.D., Director 1666 Kennedy Causeway, Suite 308 North Bay Village Florida 32341	13,763,842	(4)	20.2%	36,855.98	(4)	59.4%

Taffy Gould, Director	1,476,998	(5)	2.2%	-0-		*

Morton J. Robinson, M.D., Director	1,020,320	(6)	1.5%	1,073.19	(6)	1.7%

Gerard Kaiser, M.D., Director	323,541	(7)	*	75	(7)	*

Leila Kight, Director	1,098,332	(8)	1.6%	-0-		*

John G. Clawson, Director	395,000	(9)	*	-0-		*

Gary Macleod, CEO and Director	1,462,500	(10)	2.1%	-0-		*

All executive officers and directors as a group (7 persons)	19,540,533	(11)	28.0%	38,004.17		61.2%
Frost Gamma Investments Trust(12) 4400 Biscayne Blvd Miami, FL 33137	11,413,125	(13)	17.0%	525		*

*	Less than 1%
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

(2)	Based on 67,293,734 shares of Common Stock, issued and outstanding as July 31, 2007.
(3)
Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding, as of July 31, 2007. Each share of Series C convertible Preferred Stock converts into 25 shares of Common Stock upon payment of a $4.20 per share of common stock conversion premium,

(4)
Common Stock holdings include 324,096 shares of Common Stock held by Ruth Sackner, Dr. Sackner’s spouse, 895,774 shares of Common Stock which may be acquired by Dr. Sackner upon conversion of 35,830.98 shares of Series C Convertible Preferred Stock upon payment of a conversion premium of $4.20 per share of common stock and 25,625 shares of Common Stock which may be acquired by Ruth Sackner upon conversion of 1,025 shares of Series C Convertible Preferred Stock upon payment of a conversion premium of $4.20 per share of common stock. Preferred Stock holdings include 1,025 shares of Series C Convertible Preferred Stock held by Ruth Sackner.

(5)
Includes options to purchase 270,332 shares of Common Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee, sole beneficiary and over which she has power to revoke. Does not include shares of Common Stock and options to purchase Common Stock held by family members.

(6)
Includes 186,159 shares held jointly with spouse and 26,250 shares owned by spouse. Includes 26,829 shares of Common Stock which may be acquired upon conversion of Series C Convertible Preferred Stock upon payment of a conversion premium of $4.20 per share of common stock.

(7)
Includes shares of Common Stock held by Dr. Kaiser’s spouse, options to purchase 65,000 shares of Common Stock, and 1,875 shares of Common Stock which may be acquired upon conversion of Series C Convertible Preferred Stock upon payment of a conversion premium of $4.20 per share of common stock.

(8)	Includes securities held by Leila Kight’s and includes options to purchase 98,332 shares of Common Stock
(9)
Includes options to purchase 70,000 Shares of Common Stock and 250,000 shares of Common Stock held in a trust established by Mr. Clawson for his children, of which he is neither the trustee nor a beneficiary.

(10)	Includes 400,000 shares of Common Stock held by Mr. Macleod’s spouse and includes options to purchase 1,062,500 shares of Common Stock exercisable within 60 days of July 31, 2007.
(11)
Includes 950,103 shares of Common Stock which may be acquired upon conversion of Series C Convertible Preferred Stock upon payment of a conversion premium of $4.20 per share of common stock and options to purchase 1,566,164 shares of Common Stock exercisable within 60 days of July 31, 2007.

(12)	Frost Gamma Investments Trust. Frost Gamma Investments Trust is controlled by Dr. Phillip Frost
(13)	Includes 13,125 shares of Common Stock that may be acquired upon conversion of Series C Convertible Preferred Stock upon payment of a conversion premium of $4.20 per share of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2007 relating to our 2000 Stock Option Plan and for stock equity compensation plans not approved by our security holders. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Stock Option Equity Compensation Plans Approved by Security Holders	50,000	$0.500	1,900,000

Stock Option Equity Compensation Plans Not Approved by Security Holders	2,836,161	$0.374	N/A

Total	2,886,161	$0.376	1,900,000

See Note 10 to our Financial Statements for a description of the 2000 Stock Option Plan. We have in the past issued options outside of the 2000 Stock Option Plan. These options generally provide for transfer and cashless exercise. Options issued for services as director or employee may vest immediately or over time and generally expire anywhere from five to ten years after issuance. At July 31, 2007, only Mr. Macleod held unvested options. See “Executive Compensation-Employment Agreement and Termination Benefits” for a description of Mr. Macleod’s options.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Applying American Stock Exchange independence standards, we believe that all of our directors except Gary Macleod and Marvin Sackner are independent.

Dr. Sackner, a 10% holder of our common stock and a Director also leases to us office space used by us in North Bay Village Florida. Under an arrangement with us, we reimburse Dr. Sackner for the cost of the space on a month to month basis. The amount reimbursed was $20,369 and $19,649 for the years ended July 31, 2007 and 2006 respectively.

Pursuant to an Agreement Regarding Assignment of Patents and Related Intellectual Property dated August 14, 2000, we assigned all of our rights title and interest in certain patents and intellectual property, as well as a non-exclusive, worldwide license under these items to VivoMetrics, Inc. (“VivoMetrics”) for a royalty of 3% of VivoMetrics’ gross revenues from sales of certain products for so long as VivoMetrics sells such products . Pursuant to a related license agreement with VivoMetrics, VivoMetrics granted us the non-exclusive, worldwide right and license to use certain patents and software. We hold an approximately 2% undiluted interest in VivoMetrics. Dr. Sackner’s son-in-law is the Chief Operating Officer of VivoMetrics. Dr. Sackner served as a member of the Scientific Advisory Board of VivoMetrics until 2004, and is currently a less than 1% shareholder of VivoMetrics. In fiscal 2006 and 2007 we recorded $89,365 and $124,355 of royalties from VivoMetrics.

In fiscal 2007, Gary Macleod, our Chief Executive Officer, sold to us office furniture and equipment valued at $11,650.

Directors Marvin Sackner, Taffy Gould, Morton Robinson and Leila Kight were among the guarantors of a loan from Gibraltar Bank to us. Taffy Gould’s sister and son-in-law also guaranteed said loan. For such guarantee each of the guarantors received options to purchase 13,333 shares for each of 2003, 2004, 2005 and 2006 (total of 53,333 each) at an exercise price of $0.15.

In the fiscal year ended July 31, 2007, pursuant to an to an offer (the “Offer”) by us to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”), several directors exercised options and warrants and received Bonus Shares. The Bonus Shares were valued at $0.70.

Pursuant to the Offer, Directors Marvin Sackner, Taffy Gould, Morton Robinson, Gerard Kaiser and John Clawson exercised options to purchase 1,115,832, 450,000, 340,832, 95,000 and 62,500 shares and received 223,166, 90,000, 68,166, 19,000 and 12,500 Bonus Shares respectively. Aggregate consideration paid by Marvin Sackner, Taffy Gould, Morton Robinson, Gerard Kaiser and John Clawson for such exercise was $255,500, $155,834, $103,500, $33,500 and $25,000, respectively. Dr. Sackner’s consideration included cancellation of notes in the aggregate principal amounts of $165,000.

Also pursuant to the Offer, Dr. Sackner’s wife exercised options to purchase 62,500 shares and received 12,500 Bonus Shares, Dr. Sackner’s brother exercised options to purchase 50,000 shares and received 10,000 Bonus Shares, Taffy Gould’s mother exercised options to purchase 125,000 shares and received 25,000 Bonus Shares, Taffy Gould’s sister exercised options to purchase 26,670 shares and received 5,334 Bonus Shares, Taffy Gould’s son exercised options to purchase 62,500 shares and received 12,500 Bonus Shares, and John Clawson’s son exercised options to purchase 62,500 shares and received 12,500 Bonus Shares.

Also as part of the Offer, Gary Macleod’s spouse exercised warrants to purchase 125,000 shares and received 25,000 Bonus Shares, and the Frost Gamma Investments Trust (the “Trust”), a 10% beneficial owner, exercised warrants to purchase 3,250,000 shares and received 650,000 Bonus Shares. Mrs. Macleod and the Trust acquired the warrants, which were exercised at a price of $0.15 per share, in August 2005 in connection with the purchase of 250,000 and 7,500,000 shares of common stock, respectively, for aggregate consideration of $12,500 and $350,000, respectively. The Trust’s consideration consisted of the conversion of two promissory notes and cash from its working capital.

ITEM 13.	EXHIBITS.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to the Form 8-K filed on April 8, 2008, includes amendment of April 2, 2008, which was not in effect at July 31, 2007)

3.2	By-Laws (Incorporated by reference from Exhibit 3(b) to the Company’s Registration Statement on Form S-1 Filed May 15, 1999 (File No. 33-14451))

10.1	* License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation

10.2	* Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation

10.3	* Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc.

10.4	* Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc.

10.5	Form of Stock Purchase Agreement dated as of August 1, 2005 between the Company and various Investors (Incorporated By Reference to Exhibit 4.1 to Form 8-K filed on August 18, 2005)

10.6
Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated By Reference to Exhibit 10.1 to the Form 10-QSB/A Filed on April 22, 2008 (Confidentiality Treatment has Been Requested for Portions of this Exhibit)

10.7	2000 Stock Option Plan (Incorporated by Reference to the Company’s Information Statement on Schedule 14C filed April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.8	Employment Agreement dated November 10, 2005 between the Registrant and Gary Macleod. (Incorporated By Reference to Exhibit 10.2 to the Form 8-K filed March 4, 2008).

14.1	Code of Ethics (Incorporated By reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference)

21	* Subsidiaries of the Company

31.1	* Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	* Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: April 22, 2008	By:	/s/ Marvin Sackner
Marvin Sackner
Chief Executive Officer

Dated: April 22, 2008	By:	/s/ Gary Wetstein
Gary Wetstein
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marvin A. Sackner	Chairman of the Board, Director and Chief Executive	April 22, 2008
MARVIN A. SACKNER, M.D.	Officer (Principal Executive Officer)

/s/ Taffy Gould	Vice Chairman of the Board and Director	April 22, 2008
TAFFY GOULD

/s/ Morton J. Robinson	Secretary and Director	April 22, 2008
MORTON J. ROBINSON, M.D.

/s/ Gerard Kaiser	Director	April 22, 2008
GERARD KAISER, M.D.

/s/ John G. Clawson	Director	April 22, 2008
JOHN G. CLAWSON

/s/ Leila Kight	Director	April 22, 2008
LEILA KIGHT

NON-INVASIVE MONITORING SYSTEMS, INC.
JULY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive Monitoring Systems, Inc. as of July 31, 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two year period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

/s/ Eisner, LLP
Eisner, LLP
New York, New York
October 29, 2007 (April 18, 2008 with respect to Note 10, information regarding VivoMetrics in Note 11, and Note 14)

NON-INVASIVE MONITORING SYSTEMS, INC.
BALANCE SHEET
July 31, 2007

ASSETS
Current assets
Cash	$1,156,337
Restricted cash	400,000
Royalties receivable	48,756
Prepaid expenses, deposits, and other current assets	29,803

Total current assets	1,634,896

Furniture and equipment, net	19,624

Other assets, net	401
Total assets	$1,654,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable - bank	$500,000
Note payable - other	20,600
Accounts payable and accrued expenses	217,677
Deferred warranty income	3,900

Total current liabilities	742,177

Deferred warranty income	2,475
Total liabilities	744,652

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share;
100 shares authorized, issued and outstanding	100
Series C Preferred Stock, par value $1.00 per share;
62,048 shares authorized, issued and outstanding	62,048
Common Stock, par value $0 .01 per share; 100,000,000 shares authorized;
67,293,734 shares issued and outstanding	672,937
Additional paid in capital	16,374,180
Accumulated deficit	(16,198,996)
Total shareholders' equity	910,269
Total liabilities and shareholders' equity	$1,654,921

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
STATEMENTS OF OPERATIONS
Years ended July 31, 2007 and 2006

	2007	2006
Revenues
Product sales, net	$40,949	$5,151
Royalties	265,080	223,127
Research, consulting and warranty	4,285	112,319

Total revenues	310,314	340,597

Operating expenses

Cost of revenues	10,490	71,839
Selling, general and administrative	1,389,506	601,705
Research and development	282,304	212,472

Total operating expenses	1,682,300	886,016

Operating loss	$(1,371,986)	$(545,419)

Interest income (expense), net	13,294	(67,641)

Net loss	$(1,358,692)	$(613,060)

Weighted average number of common
shares outstanding - Basic and diluted	64,093,238	51,295,259

Basic and diluted loss per common share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended July 31, 2007 and 2006

	Preferred Stock						Additional
	Series B		Series C		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2005	100	$100	62,048	$62,048	31,221,971	$312,220	$12,921,955	$(14,227,244)	$(930,921)

Common stock issued for cash and converted bridge loans	-	-	-	-	21,000,000	210,000	782,500	-	992,500

Common stock issued for legal settlement	-	-	-	-	93,750	938	29,062	-	30,000

Options issued to bank debt guarantors	-	-	-	-	-	-	37,426	-	37,426

Net loss	-	-	-	-	-	-	-	(613,060)	(613,060)
Balance at July 31, 2006	100	$100	62,048	$62,048	52,315,721	$523,158	$13,770,943	$(14,840,304)	$(484,055)

Common stock issued for cash, converted stock holder loan and cashless options exercised	-	-	-	-	14,554,512	145,544	2,218,997	-	2,364,541

Fair market value for Bonus Shares issued to directors and guarantors	-	-	-	-	423,501	4,235	292,216	-	296,451

SFAS 123R Expense	-	-	-	-	-	-	92,024	-	92,024

Net loss	-	-	-	-	-	-	-	(1,358,692)	(1,358,692)
Balance at July 31, 2007	100	$100	62,048	$62,048	67,293,734	$672,937	$16,374,180	$(16,198,996)	$910,269

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
Years ended July 31, 2007 and 2006

	2007	2006
Operating Activities
Net loss	$(1,358,692)	$(613,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred warranty income	(3,900)	(3,900)
Depreciation and amortization	18,821	11,718
Stock based compensation expense	92,024	–
Fair value of bonus shares issued to directors and bank debt guarantors	296,451	–
Common stock issued for legal settlement	–	30,000
Options issued to bank debt guarantors	–	37,426
Provision for inventory obsolescence	–	26,225
Changes in operating assets and liabilities
Accounts and royalties receivable	(25,152)	28,443
Inventories	10,490	–
Prepaid expenses and other assets	11,471	(9,686)
Accounts payable and accrued expenses	10,072	93,063
Deferred research and consulting revenues	–	(5,000)
Net cash used in operating activities	(948,415)	(404,771)
Investing Activities
Fixed asset purchases	(18,602)	–
Restricted cash	(400,000)	–
Net cash used in investing activities	(418,602)	–

Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	2,199,541	892,500
Net proceeds from bank loan	500,000	–
Repayments of note payable	(580,563)	(85,095)
Net cash provided by financing activities	2,118,978	807,405
Net (decrease) increase in cash	751,961	402,634
Cash, beginning of year	404,376	1,742
Cash, end of year	$1,156,337	$404,376

Supplemental disclosure
Cash paid for income taxes	$–	$647
Cash paid for interest	$63,723	$38,878

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercises	$165,000	$100,000
Insurance premiums financed by notes payable.	$38,758	$–

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company”), a Florida corporation, has licensed its rights to its computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body’s surface to the SensorMedics Division of ViaSys (“SensorMedics”) and to LifeShirt.com, Inc. (now known as VivoMetrics, Inc.) (“VivoMetrics”). The Company also concentrated on developing, marketing and selling a motion platform, therapeutic vibrator device designated the AT-101. In addition, the Company performs consultative research of diagnostic monitoring devices. The Company is now concentrating on the “Exer-Rest,” a home and clinic version of its AT-101 and seeking FDA approval to market the “Exer-Rest” for sales in the United States.

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

Furniture and Equipment. Furniture and equipment are stated at cost and depreciated using the straight-line method, over the five-year estimated useful life of the assets.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured. The Company recognizes royalties as they are earned, based on reports from licensee(s). Research and consulting revenue and warranty income on extended AT-101 warranties outstanding are recognized over the term of the respective agreements.

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

	2007	2006
Stock Options	2,886,161	7,503,659
Warrants	325,000	9,500,000
Common stock issuable on conversion of Series C Preferred Stock	1,551,200	1,551,200

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

For the year ended July 31, 2007, share-based compensation for options attributable to employees and officers was $92,024, and has been included in the Company’s 2007 statement of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of July 31, 2007 the Company had $122,700 of unrecognized compensation cost related to granted stock options that remained to be recognized over vesting periods. These costs are expected to be recognized over a weighted average period of 1.33 years.

If compensation expense had been determined based on the fair value at the date of the grant for awards under the stock option plan, consistent with the method described in SFAS No. 123, as amended, the Company’s net loss and basic diluted loss per common share, on a pro forma basis, would have been as follows:

2006
Net loss as reported	$(613,060)
Add: Total stock based compensation included in reported net loss
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(153,375)
Proforma net loss	$(766,435)

Net loss per share attributable to common stockholders
Basic & Diluted - as reported	$(0.012)

Basic & Diluted - pro forma	$(0.015)

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

The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics (Note 11).

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

Royalty income from these licenses amounted to $265,080 and $223,127 for the years ended July 31, 2007 and 2006, respectively. Royalties from SensorMedics amounted to $140,725 for the year ended July 31, 2007 and $133,762 in 2006. Royalties from VivoMetrics amounted to $124,355 year ended July 31, 2007 and $89,365 in 2006. Royalties receivable at July 31, 2007 were $48,756.

Cost of sales includes cost of product sales, and costs of royalties, research and consulting and warranty income. A component of cost of sales for the year ended July 31, 2006, is a provision for inventory obsolescence in the amount of $26,225 related to the mark down of the Company AT-101 inventory.

4.	FURNITURE AND EQUIPMENT, NET

Furniture and equipment, net of accumulated depreciation, consists of the following at July 31, 2007:

Computer equipment and software	$27,825
Furniture, fixtures and office equipment	9,512
37,337
Less accumulated depreciation	17,713
Furniture and equipment, net	$19,624

Depreciation expense was $6,005 and $9,682 during the fiscal years ended July 31, 2007 and 2006, respectively.

5.	OTHER ASSETS, NET

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

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

10.	STOCK OPTIONS

Stock Options

The following table summarizes the transactions of the Company’s stock options for the two-year period ended July 31, 2007:
	Number of Shares	Weighted Average Exercise Price

Options outstanding, July 31, 2005	6, 371,161	$0.411
Options granted	1,593,331	0.291
Options exercised	-	-
Options forfeited	(460,833)	0.335
Options outstanding, July 31, 2006	7,503,659	0.390
Options granted	-	-
Options exercised	(3,217,504)	0.399
Options forfeited	(1,399,994)	0.400
Options outstanding, July 31, 2007	2,886,161	$0.376

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of July 31, 2007:

Options Outstanding			Weighted	Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Average Contractual Life (years)	Number of Shares	Weighted Average Price
14.5¢ - 20¢	326,996	$0.174	3.250	326,996	$0.174
30¢ - 40¢	1,537,500	$0.302	2.266	1,037,500	$0.304
50¢ - 75¢	1,021,665	$0.551	3.828	1,021,665	$0.551

Total	2,886,161	$0.376	3.504	2,386,161	$0.392

 NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

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

Warrants

The Company has 325,000 warrants outstanding at July 31, 2007. The warrants have an expiration date of August 17, 2009 and are exercisable at $0.15. The warrants were all issued as part of the August, 2005 equity financing.

Common Shares Reserved

The following is a summary of the Company’s reserved Common Stock shares as of July 31, 2007.

Options issued and Outstanding	2,886,161
Options available under the 2000 Stock Plan	1,900,000
Warrants	325,000
Conversion of Class C Preferred Shares	1,551,200
6,662,361

Legal Settlement. During the year ended July 31, 2006, the Company settled a severance pay dispute with a former employee for $10,000 in cash and 93,750 shares of the Company’s Common Stock with a fair market value of $30,000.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

PREFERRED STOCK

Holders of Series B Preferred Stock and Series C Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters.

Series B Preferred Stock is not redeemable by the Company, and is not redeemable by the Company, and has a liquidation value of $100.00 per share, plus declared and unpaid dividends, if any. Dividends are non cumulative, and are at the rate of $10.00 per share, if declared.

Series C Preferred Stock is redeemable by the Company at a price of $.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share, plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and other events, as defined.

No preferred stock dividends have been declared as of July 31, 2007.

11.	RELATED PARTY TRANSACTIONS

The Company has an approximately 2% nondiluted and 1.1% fully diluted interest in VivoMetrics, a related entity. The son-in-law of Dr. Marvin A. Sackner (the Chairman of the Board and 10% shareholder in the Company) is the Chief Operating Officer and a founder of VivoMetrics. Dr. Sackner served as a member of the Scientific Advisory Board of VivoMetrics until 2004, and is a less than 1% shareholder of VivoMetrics. The Company’s interest in VivoMetrics is carried at a zero valuation.

Pursuant to an Agreement Regarding Assignment of Patents and Related Intellectual Property dated August 14, 2000, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics in consideration for a royalty of 3% of VivoMetrics’ gross revenues from sales of certain products for so long as VivoMetrics sells such products. In fiscal 2006 and 2007 the Company recorded $89,365 and $124,355 of royalties from VivoMetrics.

Pursuant to a related license agreement with VivoMetrics, VivoMetrics granted to the Company the non-exclusive, worldwide right and license to use certain patents and software. The Company is not currently active in this regard.

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

On September 4, 2007, the Company executed a Product Development and Supply Agreement with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan ("Sing Lin").

Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the second generation Exer-Rest™ and “Somno-Ease” devices. Sing Lin will manufacture the Company’s patented Exer-Rest™ motorized platform. This motion platform has the appearance and functionality of either a cot or twin bed in standard and extra-long dimensions.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

The Exer-Rest™ will be marketed and sold in the Canada, UK, Europe, Latin America and India by the Company and in the Far East by Sing Lin. The Company will receive a royalty on each device sold by Sing Lin.

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

The Company has committed to purchase approximately $2.2 million of Exer-RestTM and “Somno-Ease” units, within one year of acceptance of the final product. The Company expects final approval of the products in the third quarter of fiscal 2008. Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of these products in 2009 and 2010 respectively.

14.	REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS AS OF AND FOR THE TWO YEARS ENDED JULY 31, 2007

In connection with the Company’s review of the financial statements for the quarter ended January 31, 2008, Management uncovered an error relating to the number of outstanding options as of July 31, 2006 and July 31, 2007 as reported in reports on Form 10-KSB for the periods ending as of such dates. The following tables summarize the adjustments to the Company’s financial statements for the year ended July 31, 2007.

Summary of adjustments to the Company’s reported stock option activity for the two years ended July 31, 2007:

	As Previously Reported	Adjustment	As Restated
Options outstanding, July 31, 2005	6,124,160	247,001	6,371,161
Options granted	1,593,331	-	1,593,331
Options exercised	-	-	-
Options forfeited	(460,833)	-	(460,833)
Options outstanding, July 31, 2006	7,256,658	247,001	7,503,659
Options granted	-	-	-
Options exercised	(3,217,504)	-	(3,217,504)
Options forfeited	(1,399,994)	-	(1,399,994)
Options Outstanding, July 31, 2007	2,639,160	247,001	2,886,161

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

Summary of adjustments to the Company’s reported stock option information as of July 31, 2007:

	As Previously Reported	Adjustment	As Restated
Options Outstanding
Exercise prices from 14.5¢ to 15¢	266,660	60,336	326,996
Exercise prices from 30¢ to 40¢	1,662,500	(125,000)	1,537,500
Exercise prices from 50¢ to 75¢	710,000	311,665	1,021,665
Total options outstanding, July 31, 2007	2,639,160	247,001	2,886,161
Weighted average exercise price	$0.390	$(0.014)	$0.376
Weighted average contractual life (years)	3.337	0.167	3.504
Options Exercisable
Exercise prices from 14.5¢ to 15¢	266,660	60,336	326,996
Exercise prices from 30¢ to 40¢	1,162,500	(125,000)	1,037,500
Exercise prices from 50¢ to 75¢	710,000	311,665	1,021,665
Total options exercisable, July 31, 2007	2,139,160	247,001	2,386,161
Weighted average exercise price	$0.372	$0.020	$0.392

Exhibit Index

Exhibit No.		Description of Exhibits
3.1		Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to the Form 8-K filed on April 8, 2008, includes amendment of April 2, 2008, which was not in effect at July 31, 2007)

3.2		By-Laws (Incorporated by reference from Exhibit 3(b) to the Company’s Registration Statement on Form S-1 Filed May 15, 1999 (File No. 33-14451))

10.1	*	License Agreement dated as of May 22, 1996 between the Company and Sensormedics Corporation

10.2	*	Letter of Agreement dated April 21, 1999 between the Company and Sensormedics Corporation

10.3	*	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc.

10.4	*	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc.

10.5		Form of Stock Purchase Agreement dated as of August 1, 2005 between the Company and various Investors (Incorporated By Reference to Exhibit 4.1 to Form 8-K filed on August 18, 2005)

10.6
Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated By Reference to Exhibit 10.1 to the Form 10-QSB/A
Filed on April 22, 2008 (Confidentiality Treatment has Been Requested for Portions of this Exhibit)

10.7		2000 Stock Option Plan (Incorporated by Reference to the Company’s Information Statement on Schedule 14C filed April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.8		Employment Agreement dated November 10, 2005 between the Registrant and Gary Macleod. (Incorporated By Reference to Exhibit 10.2 to the Form 8-K filed March 4, 2008).

14.1		Code of Ethics (Incorporated By reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and incorporated herein by reference)

21	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith