Form 10QSB/A
period 2007-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2008-04-22
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	59-2007840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4400 Biscayne Blvd., Suite 680, Miami, Florida 33137

(Address of principal executive offices)

(305) 861-0075

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 31, 2007 was 67,455,399

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

NON-INVASIVE MONITORING SYSTEMS, INC.
Report on Form 10-QSB/A
For the Fiscal Quarter Ended October 31, 2007

TABLE OF CONTENTS

Part 1. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements and Notes to Financial Statements

(a)	Condensed Balance Sheet as of October 31, 2007 (unaudited)	4

(b)	Condensed Statements of Operations for the Three Months Ended October 31, 2007 and 2006 (unaudited)	5

(c)	Condensed Statements of Cash Flows for the Three Months Ended October 31, 2007 and 2006 (unaudited)	6

(d)	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures	18

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

	Signatures	20

NON-INVASIVE MONITORING SYSTEMS, INC.
Report on Form 10-QSB/A
For the Fiscal Quarter Ended October 31, 2007

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the forgoing, words such as “may,” “expect,” “believe,” “anticipate,” ”intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the “Exer-Rest,” motion platform; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form10-QSB for the fiscal quarter ended October 31, 2007 of the Company is being filed to restate in their entirety Part I, Items 1, 2, and 3 and Part II, Items 2 and 6 as set forth on the Form 10-QSB filed on December 17, 2007 (the “Original Filing”). The changes to Part I, Item 1 and Item 2 relate to a change in previously reported compensation for options granted in October 2007. The net effect of this change was to increase stock-based compensation and operating expenses for the three months ended October 31, 2007 by $108,257, thus increasing the net loss for the period to $329,813. In addition, the number of options outstanding as of October 31, 2007 has been corrected in Footnote 3 of the Notes to Condensed Financial Statements in Part I, Item 1. Furthermore, we corrected certain information relating to our relationship with VivoMetrics in Footnote 6 of the Notes to Condensed Financial Statements in Part I, Item 1. In light of the errors cited above we have reconsidered the effectiveness of our controls and procedures at October 31, 2007 and as a result we have amended Part I, Item 3. In Part II, Item 2, we have added the issuances of options previously reported on Form 8-K filed October 23, 2007 under Item 8.01, as a recent sale of unregistered securities. We have also added a product development and supply agreement previously described in a Form 8-K filed September 11, 2007 to our list of Exhibits and are thus amending Part II, Item 6.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends the foregoing items in their entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included herein. This Amendment No. 1 contains adjustments as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filling. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEET
(Unaudited)

October 31, 2007 (Restated - Note 9)
ASSETS
Current assets
Cash	$771,164
Restricted cash	400,000
Royalties receivable	44,643
Inventory	99,333
Prepaid expenses, deposits, and other current assets	18,185

Total current assets	1,333,325

Furniture, equipment, website and tooling, net	193,778
Total assets	$1,527,103

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities

Note payable - bank	$500,000
Notes payable - other	7,305
Accounts payable and accrued expenses	221,147
Deferred warranty income	3,900

Total current liabilities	732,352

Deferred warranty income	1,500
Total liabilities	733,852
Commitments (Note 7)

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding	100
Series C Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding	62,048
Common Stock, $ .01 par value; 100,000,000 shares authorized; 67,455,399 shares issued and outstanding	674,554
Additional paid in capital	16,585,358
Accumulated deficit	(16,528,809)
Total shareholders' equity	793,251
Total liabilities and shareholders' equity	$1,527,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three months ended October 31, 2007 and 2006
:
	2007 (Restated – Note 9)	2006
Revenues
Product sales, net	$14,000	$22,710
Royalties	71,640	52,970
Research, consulting and warranty	1,442	1,360

Total revenues	87,082	77,040

Operating expenses

Cost of revenues	10,839	10,490
Selling, general and administrative	364,148	435,352
Research and development	48,613	96,239

Total operating expenses	423,600	542,081

Operating loss	(336,518)	(465,041)
Interest income (expense), net	6,705	(29,748)

Net loss	$(329,813)	$(494,789)

Weighted average number of common shares outstanding - basic and diluted	67,336,016	54,744,733

Basic and diluted loss per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three months ended October 31, 2007 and 2006

	2007 (Restated-Note 9)	2006
Operating Activities
Net loss	$(329,813)	$(494,789)
Adjustments to reconcile net loss to net cash from operating activities
Deferred warranty Income	(975)	(975)
Depreciation and amortization	1,612	3,246
Stock based compensation expense	131,963	23,006
Fair value of bonus shares issued to directors and debt guarantors		296,451

Changes in operating assets and liabilities
Royalties receivable	4,113	(10,846)
Inventories	(99,333)	10,490
Prepaid expenses and other assets	11,618	(61,872)
Accounts payable and accrued expenses	3,470	(11,356)
Net cash used in operating activities	(277,345)	(246,645)
Investing Activities.
Fixed asset purchases - Net cash used in investing activities	(175,365)	-

Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	80,832	2,192,584
Repayments of note payable	(13,295)	(22,029)
Net cash provided by financing activities	67,537	2,170,555
Net (decrease) increase in cash	(385,173)	1,923,910
Cash, beginning of period	1,156,337	404,376
Cash, end of period	$771,164	$2,328,286

Supplemental disclosure
Cash paid for interest	$9,736	$8,606

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercise		$165,000
Insurance premiums financed by notes payable	$38,758

The accompanying notes are an integral part of these unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
October 31, 2007

The unaudited interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2007, and results of operations and cash flows for the three months ended October 31, 2007 and 2006. The results of operations for the three months ended October 31, 2007 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The Company’s accounting policies continue unchanged from July 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on form 10-KSB for the year ended July 31, 2007.

1.	ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”), a Florida corporation, has licensed its rights to its computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors placed on the body’s surface to the SensorMedics Division of ViaSys Health Care Inc. (“SensorMedics”) and to VivoMetrics, Inc. (“VivoMetrics”). The Company is concentrating on the marketing and selling of the Exer-Rest™ therapeutic motion platform, a more efficient, cost effective, home and clinic version of its patented AT-101 motion platform technology. In addition, the Company performs consultative research of diagnostic monitoring devices. The Company is seeking FDA approval to market the Exer-Rest™ for sales in the United States.

Business. During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the AT-101 powered exercise device on a worldwide basis. During the calendar years 2005 to 2007, the Company reorganized its operations and designed, developed and manufactured the Exer-Rest™ motorized platform, to replace the Company’s flagship AT- 101 and promote its use for the improved circulation and joint mobility.

The Company had originally registered the AT-101 with the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics (a related party). Additionally, the Company has received revenues from sales of parts and units sold for research purposes.

Basis of Presentation. The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had a net loss in the amount of $329,813 and $494,789 for the three months ended October 31, 2007 and 2006 respectively, and has an accumulated deficit of $16,528,809 as of October 31, 2007, and has substantial purchase commitments at October 31, 2007 (see Note 7). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
October 31, 2007

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories at October 31, 2007, consist of purchased sub-assemblies to be used by the Company’s contract manufacturer in production of the Exer-Rest™.

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

Income Taxes. The Company provides for income taxes in accordance with Statements of Financial Accounting Standard, No. 109, Accounting for Income Taxes (“SFAS No. 109”) using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes

As of October 31, 2007, the Company had a net operating loss carryforward of approximately $15,100,000 available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforward is subject to limitation if there have been significant changes of ownership as defined in provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

Effective August 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended October 31, 2007.

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

Earnings (Loss) Per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. In computing diluted net loss per share, no effect has been given to the 3,251,663 options, 1, 551,200 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding at October 31, 2007, due to the net loss reported for the three months then ended. For the three months ended October 31, 2006 no effect has been given to the 4,398,655 options, 1,551,200 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding, due to the net loss reported.

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

Effective August 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company’s previous accounting under FAS No. 123, accounting for Stock-Based Compensation (SFAS No. 123), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at August 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial statements for the three months ended October 31, 2007 reflect the current impact of the adoption of SFAS No. 123R. The Company recorded share-based compensation of $131,963 and $23,006 which is included in the Company’s selling, general and administrative expenses for the three months ended October 31, 2007 and 2006 respectively.

The Company’s 2000 Stock Option Plan (the “Plan”), as amended, provides for a total of 2,000,000 shares of Common Stock. The Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire ten years from the date of the grant and are exercisable according to the terms of the individual options agreement.

A summary of the Company’s stock options activity for the three months ended October 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2007 *	2,886,161	$0.388
Options granted	547,500	$0.880
Options exercised	(161,665)	$0.500
Options outstanding and expected to vest, October 31, 2007	3,271,996	$0.465	3.42	$1,817,607
Exercisable, October 31, 2007	2,505,746	$0.432	3.32	$1,620,294

* Number of options as restated in July 31, 2007 Amended Form 10-KSB/A.

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

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of October 31, 2007, there was $308,890 of unrecognized costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.37 years.

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

As of July 31, 2006 notes payable to the Company’s Chairman of the Board and shareholder of the Company totaled $165,000. There were two notes outstanding; $100,000 and $65,000. The notes were payable upon demand in cash or common or preferred stock of the Company and in the event of default the notes would become immediately due and payable in cash with interest accruing at 1.5% per month on any unpaid balance. The $100,000 note bore interest at the prime rate plus 2% and the $65,000 note was non-interest bearing. The Chairman of the Board waived the interest on the $100,000 note.

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

Effective October 16, 2006, the Company accepted $2.193 million for the exercise of outstanding options and warrants held by Board members and private investors. In addition, the Chairman of the Board utilized outstanding notes totaling $165,000 plus cash of $10,000 to purchase common stock. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising optionholders and warrantholders.

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

The Company has an approximately 2% interest in VivoMetrics. The Company’s interest in VivoMetrics is carried at a zero valuation. For several years, until November 2007, Dr. Sackner’s son-in-law was the Chief Operating Officer for VivoMetrics. Dr. Sackner served as a member of the Scientific Advisory Board of VivoMetrics until 2004, and is currently a less than 1% shareholder of VivoMetrics. Pursuant to an Agreement Regarding Assignment of Patents and Related Intellectual Property dated August 14, 2000, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics in consideration for a royalty of 3% of VivoMetrics’ gross revenues from sales of certain products for so long as VivoMetrics sells such products. Royalty income under the agreement with VivoMetrics was $23,143 and $19,277 for the three months ended October 31, 2007 and 2006, respectively. Pursuant to a related license agreement with VivoMetrics, VivoMetrics granted to the Company the non-exclusive, worldwide right and license to use certain patents and software.

7.	COMMITMENTS AND CONTINGENCIES

Leases.

The Company leases office space in Sarasota, Florida. The lease expires in November 2008. The minimum future rental payments are $2,712 per month through November 2008. Additionally, the Company leases office space in Miami, Florida on a month to month basis and is in the process of negotiating a long-term lease for new office space.

Product Development and Supply Agreement.

On September 4, 2007, the Company executed a Product Development and Supply Agreement with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan (“Sing Lin”).

Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the second generation “Exer-Rest™” and “Somno-Ease” devices. Sing Lin will manufacture the Company’s’ patented “Exer-Rest™” motorized platform. This motion platform has the appearance and functionality of either a cot or twin bed in standard and extra-long dimensions.

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

The Company has committed to purchase approximately $2.2 million of “Exer-RestTM” and “Somno-Ease” units, within one year of acceptance of the final product. The Company expects final approval of the products in the third quarter of fiscal 2008. Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of “Exer-RestTM” and “Somno-Ease” products respectively, in 2009 and 2010.

8.	RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning August 1, 2008. The company is currently evaluating the impact of this standard on the financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently the Company does not anticipate that this Statement will have an impact on its financial statements.

In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.” This statement requires that Non-Controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

9.	REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED OCTOBER 31, 2007

In connection with the Company’s review of the financial statements for the quarter ended January 31, 2008, Management uncovered an error relating to the number of outstanding options as of July 31, 2006 and July 31, 2007 as reported in reports on Form 10-KSB for the periods ended as of such dates. Also, options previously reported as having been forfeited during the quarter ended October 31, 2007 were found to have been forfeited in prior years. In addition, Management discovered an error in the amortization of stock based compensation expense related to options granted in October 2007. The following tables summarize the adjustments to the Company’s financial statements for the quarter ended October 31, 2007.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
October 31, 2007

Summary of adjustments to the Company’s reported stock option activity for the three months ended October 31, 2007:

	As Previously Reported	Adjustment	As Restated
Options outstanding, July 31, 2007	2,639,160	247,001	2,886,161
Options granted	547,500	-	547,500
Options exercised	(161,665)	-	(161,665)
Options forfeited	(276,665)	276,665	-
Options outstanding and expected to vest, October 31, 2007	2,748,330	523,666	3,271,996
Aggregate Intrinsic Value of Outstanding Options, October 31, 2007	$1,113,814	$703,793	$1,817,607
Options Exercisable, October 31, 2007	1,982,080	523,666	2,505,746
Aggregate Intrinsic Value of Exercisable Options, October 31, 2007	$916,501	$703,793	$1,620,294

Summary of adjustments to the Company’s Balance Sheet as of October 31, 2007:

	As Previously Reported	Adjustment	As Restated
Total assets	$1,527,103	$-	$1,527,103
Total liabilities	733,852	-	733,852
Preferred Stock	62,148	-	62,148
Common Stock	674,554	-	674,554
Additional paid in capital	16,477,101	108,527	16,585,358
Accumulated deficit	(16,420,552)	(108,257)	(16,528,809)
Total shareholders’ equity	793,251	-	793,251
Total liabilities and shareholders’ equity	$1,527,103	$-	$1,527,103

Summary of adjustments to the Company’s Statement of Operations for the three months ended October 31, 2007:

	As Previously Reported	Adjustment	As Restated
Total revenues	$87,082	$-	$87,082
Selling, general and administrative expense	255,891	108,257	364,148
Cost of revenues and other operating expenses	59,452	-	59,452
Operating loss	(228,261)	(108,257)	(336,518)
Interest income	6,705	-	6,705
Net loss	$(221,556)	$(108,257)	$(329,813)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Summary of adjustments to the Company’s Statement of Cash Flows for the three months ended October 31, 2007:

	As Previously Reported	Adjustment	As Restated
Net loss	$(221,556)	$(108,257)	$(329,813)
Adjustments to reconcile net loss to net cash from operating activities
Stock based compensation	23,706	108,257	131,963
All other adjustments	(79,495)	-	(79,495)
Net cash used in operating activities	(277,345)	-	(277,345)
Net cash used in investing activities	(175,365)	-	(175,365)
Net cash provided by financing activities	67,537	-	67,537
Net decrease in cash	$(385,173)	$-	$(385,173)

NON-INVASIVE MONITORING SYSTEMS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OOPERATIONS.

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

Business Strategy

During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the AT-101 powered exercise device on a worldwide basis. During the calendar years 2005 to 2007, the Company reorganized its operations and designed, developed and manufactured the Exer-Rest™ motorized platform, to replace the Company’s flagship AT-101 and promote its use for the improved circulation and joint mobility.

The Company had originally registered the AT-101 with the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it submit a 510(k) application for the AT-101 as a therapeutic vibrator and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of diagnostic monitoring hardware and software by the SensorMedics and VivoMetrics.

Additionally, the Company has received revenues from sales of parts and units sold for research purposes.

NIMS assigned its patents for an ambulatory monitoring shirt to VivoMetrics, Inc., a health care information company based in Ventura, California. In return for these patent rights, NIMS was given equity ownership now carried at zero value for financial reporting purposes in VivoMetrics, Inc. and paid royalties on sales and leasing of LifeShirt TM systems. In April, 2002, VivoMetrics, Inc. received FDA clearance allowing VivoMetrics, Inc. to market the LifeShirtTM System. There can be no assurance as to the amount of revenues that will be derived from sales of the LifeShirt system. Commercial sales of the AT 101 were halted in January 2005. In 2006, design, marketing research and fabrication of a less costly and more efficient version of the AT-101 for home, wellness centers, home fitness and clinic use called the “Exer-Rest™” was achieved. This revolutionary, non invasive, drug-free device developed by NIMS is powering a new dimension in fitness and wellness for all ages, lifestyles and physical abilities. It accomplishes such solutions through our patented technology called whole body, periodic acceleration. The Exer-Rest™ serves as an aid to improve circulation, increase joint mobility, and to provide relief of minor aches and pains. The development of the Exer-Rest™ has necessitated an additional capital commitment. The Company anticipates experiencing losses through the next two fiscal quarters as it awaits sales to commence in the UK, Europe, India and Latin America. It is anticipated that the Exer-Rest™ will be marketed and sold during the third quarter of fiscal 2008.

Revenue is expected to be derived from sales of the “Exer-Rest™” device overseas commencing in the third quarter of fiscal 2008 and in the U.S if FDA approval for marketing is obtained, and from existing royalties.

NON-INVASIVE MONITORING SYSTEMS, INC.

The Company recently entered into a Product and Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan. Sing Lin will manufacture NIMS patented “Exer-Rest II” and “Somno-Ease” motorized platforms.

Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the “Exer-Rest™”, “Exer-Rest (II)” and the new “Somno-Ease” motorized platforms. These devices will be marketed and sold by NIMS under the Acceleration Therapeutics brand name in the UK, Europe, India and Latin America. They will be sold by Sing Lin in the Far East. The “Somno-Ease” which will not require FDA approval will be marketed and sold by NIMS in the United States and by the Acceleration Therapeutics division of NIMS in the UK, Europe, India and Latin America.

The “Exer-Rest™” is currently being tested in a controlled pilot study in the U.S. for temporary relief of musculoskeletal pain associated with osteoarthritis of the hip prior to the pivotal trial to be submitted to the FDA for approval to market in the United States.

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

The “Exer-Rest™” therapeutic vibrator is based upon the design and concept of the AT-101 therapeutic vibrator which is a comfortable gurney styled device that moves repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The “Exer-Rest™” has a much less costly drive mechanism than the AT-101, has the dimensions and appearance of a commercial extra long twin bed with weight about one half the AT-101, and is designed such that the user can utilize and operate it without assistance, and has a much lower selling price than the AT-101.

The Company had obtained additional capital in 2006 to permit it to continue operations and perform a clinical trial needed to obtain FDA approval to market the “Exer-Rest™” therapeutic vibrator for physician offices and home use. No such approval can be assured.

LifeShirt:

The LifeShirt is a Wearable Physiological Computer (U.S. Patents 6,551,252 issued [October 22, 2003], 6,413,225 [issued October 2, 2002], 6,047,203 [issued October 4, 2000] ) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module that has been fabricated. This in turn interfaces with a Personal Digital Assistant (“PDA”) with compact flash memory for collection of raw waveforms and digital data from the electronic module. Such data are transmitted from flash memory to a Data Collection Center that checks for quality control and transforms data into minute-by-minute median trends of over 31 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt garment. Data from flash memory can be mailed to VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while at rest, during exercise, at work, and during sleep.

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

In December 2007, the Company issued Statement No. 160, “Non-Controlling Interests in consolidated Financial Statements - an Amendment of ARB No. 51.” This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

Total Revenues and Costs of Operations

Total revenues. Total revenues increased from $77,040 for the three months ended October 31, 2006, to $87,082 for the three months ended October 31 , 2007, a increase of $10,042 primarily as a result of an increase in royalty income of $18,670 and a reduction in products sales of $8,710.

As indicated under “Business Strategy” above, the Company has stopped selling the AT-101, except for medical research. The “Exer-Rest™” will commence sales internationally in the first calendar quarter of 2008. The Company will begin sales of the “Exer-Rest™” commercially in the United States when it receives FDA approval. Royalties increased this period due to the increase in sales by the Company’s licensees.

Cost of revenues. There was one sale of the AT-101 for medical research purposes in each of the three months ended October 31, 2007 and 2006 respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $435,352 to $364,148 for the three months ended October 31, 2007, a decrease of $ 71,204 primarily as a result decreased professional service fees and stock based compensation expense due to bonus shares given to directors and bank debt guarantors who exercised options during the October 2006 equity funding, offset by an increase in insurance, marketing and sales expense, payroll and travel.

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

Total operating expenses. Total operating expenses decreased from $542,081 for the three months ended October 31, 2006 to $423,600 for the three months ended October 31, 2007, a decrease of $118,481. The decrease is primarily attributed to decreased selling, general and administrative expenses and research and development costs.

Interest income (expense), net. Interest income (expense), net reflects income in the 2007 period compared to expense in the 2006 period as a result of the interest earned on the proceeds of the private placement completed in October 2006.

Net loss. Net loss decreased from $494,789 for the three months ended October 31, 2006 to $329,813 for the three months ended October 31, 2007, a decrease of $164,976. The decrease is mainly attributed to decreased operating expenses.

NON-INVASIVE MONITORING SYSTEMS, INC.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities. At October 31, 2007 we had unrestricted cash of $771,164 and working capital of $600,973. While these funds could be sufficient for our immediate operating needs, the Company will need to obtain additional debt or equity financing to continue its business activities during fiscal 2008. To fulfill the Company’s “Exer-Rest II” and “Somno-Ease” product purchase commitments to a Taiwanese manufacture, the Company is required to raise additional debt or equity financing.

Net cash used in operating activities was $277,345 for the three months ended October 31, 2007, up from $246,645 for the three months ended October 31, 2006, an increase of $30,700. The larger net loss in 2006 was offset by non-cash expense of the fair value of bonus shares issued to directors and debt guarantors, in the amount of $296,451.

Net cash used in investing activities increased to $175,365 for the three months ended October 31, 2007 from $0 for the three months ended October 31, 2006. The increase was primarily due to the purchase of fixed assets, as the company entered into a product, design and supply agreement with a Taiwanese manufacturer for the development of the “Exer-Rest II” and “Somno-Ease” motion platforms, and the creation of new website.

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

At October 31, 2007, we had available net operating loss carry forwards of approximately $15,100,000 which expires in various years through 2027. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had a net loss in the amount of $329,813 and $494,789 for the three months ended October 31, 2007 and 2006 respectively, and has an accumulated deficit of $16,528,809 as of October 31, 2007, and has substantial purchase commitments at October 31, 2007 (see Note 7). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2007 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This was based on the following;

In reviewing the financial statements for the quarter ended January 31, 2008, we uncovered an error relating to the number of outstanding options as of July 31, 2006 and July 31, 2007 as reported in our reports on Form 10-KSB for the periods ended as of such dates. The net effect of the error was that there were 247,001 additional options outstanding as of July 31, 2006 and July 31, 2007, than were disclosed in Footnote 10 of the Annual Report on Form 10-KSB for the periods ended July 31, 2006 and July 31, 2007, respectively. These options, which had become fully vested in prior years, had been reported in earlier SEC filings but erroneously had been left off current lists of outstanding options. This error had no impact on the financial position, results of operations or cash flows for the years ended July 31 2007 and 2006.

We also discovered an error in the Form 10-QSB for the quarter ended October 31, 2007 relating to the calculation of the amount of stock based compensation expense for options granted in October 2007. The effect of this was to increase the operating expenses and net loss by $108,257, increasing the net loss for the period to $329,813.

As of the date of this filing, we have adopted more stringent procedures and controls to assure outstanding options will be properly reported in the future. These include instituting and maintaining a subsidiary ledger that will be balanced at each month end and referenced to the minutes of the Board giving authorization for the options. In addition we have implemented certain more stringent review of our quarterly and annual reports to assure compliance with disclosure requirements, including the use of outside professionals to assist us with compliance.

As a result of the foregoing, we are concurrently filing a Form 10-KSB/A (Amendment No. 2) for the fiscal year ended July 31, 2007 in which we discuss management’s reconsideration of the effectiveness of our disclosure controls and procedures as of the end of such year. Other than as described above, there have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2007.

NON-INVASIVE MONITORING SYSTEMS, INC.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock. On October 5, 2007 and October 9, 2007, the Company issued 161,665 shares of its Common Stock, upon exercise of options by two investors at an exercise price of $ 0.50 per share for total consideration of $80,833. The proceeds will be used for general working capital purposes.

On October 17, 2007 the Company issued options to purchase 547,500 shares of Common Stock. 517,500 options were issued to directors and officers and 30,000 options were issued to employees. Options vested and were exercisable immediately with respect to 187,500 underlying shares; options with respect to the 360,000 underlying shares vest and are exercisable at the rate of 40,000 options as of the first day of the calendar quarter until fully vested.

Exemption from Registration. The Company issued the above-described Common Stock and 547,500 options in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. The securities described above were issued to accredited investors, except for options to purchase 30,000 shares, which were issued to two employees. The issued options and exercised options restrict transfer of Common Stock acquired upon exercise thereof unless an applicable exemption exists under the securities laws. In the case of the issued stock, a legend was placed on the stock certificates representing the Common Stock issued upon exercise to the effect that the shares were not registered and absent registration could only be transferred with an appropriate exemption.

Item 6.	Exhibits Index

10.1	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies and the Company (Confidential Treatment has been Requested for Portions of this Exhibit)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NON-INVASIVE MONITORING SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2008	By:	/s/ Dr. Marvin A, Sackner
Dr. Marvin A. Sackner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated April 22, 2008	By:	/s/ Gary M. Wetstein
Gary M. Wetstein
Chief Financial Officer

NON-INVASIVE MONITORING SYSTEMS, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies and the Company (Confidential Treatment has been Requested for Portions of this Exhibit)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.