Form 10QSB
period 2008-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2008-04-22
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________to ___________

Commission file number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-2007840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4400 Biscayne Blvd., Suite 680, Miami, Florida 33137
(Address of principal executive offices)

(305) 861-0075
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ❑ No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of January 31, 2008 was 67,475,732

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑   No ☒

Transitional Small Business Disclosure Format (Check one):  Yes ❑   No ☒

SEC 2334 (06-07)  Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEET
(Unaudited)
January 31, 2008

ASSETS
Current assets
Cash	$177,106
Restricted cash	400,000
Royalties receivable	36,241
Inventory	111,120
Prepaid expenses, deposits, and other current assets	3,709

Total current assets	728,176

Furniture, equipment, website and tooling, net	347,110
Total assets	$1,075,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable - bank	$500,000
Accounts payable and accrued expenses	203,294
Deferred warranty income	3,900

Total current liabilities	707,194

Deferred warranty income	525
Total liabilities	707,719
Commitments (Note 7)

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share;
100 shares authorized, issued and outstanding	100
Series C Preferred Stock, par value $1.00 per share;
62,048 shares authorized, issued and outstanding	62,048
Common Stock, $ .01 par value; 100,000,000 shares authorized;
67,475,732 shares issued and outstanding	674,757
Additional paid in capital	16,688,078
Accumulated deficit	(17,057,416)
Total shareholders' equity	367,567
Total liabilities and shareholders' equity	$1,075,286

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three and Six months ended January 31, 2008 and 2007

	Three months ended January 31,		Six months ended January 31,
	2008	2007	2008	2007
Revenues
Product sales, net	$14,000	$-	$28,000	$22,710
Royalties	53,094	79,781	124,734	132,751
Research, consulting and warranty	975	975	2,417	2,335

Total Revenues	68,069	80,756	155,151	157,796

Operating Expenses

Cost of sales	15,826	-	26,664	10,490
Selling, general and administrative	557,163	232,703	921,311	668,055
Research and development	26,925	100,568	75,538	196,807

Total Operating Expenses	599,914	333,271	1,023,513	875,352

Operating Loss	(531,845)	(252,515)	(868,362)	(717,556)

Interest Income (Expense), Net	3,236	20,467	9,941	(9,281)

Net Loss	$(528,609)	$(232,048)	$(858,421)	$(726,837)

Weighted average number of common
shares outstanding - Basic and diluted	67,458,493	67,051,726	67,397,255	60,931,855

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended January 31, 2008 and 2007

	2008	2007
Operating Activities
Net loss	$(858,421)	$(726,837)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty Income	(1,950)	(1,950)
Depreciation and amortization	5,224	6,954
Stock based compensation expense	231,838	46,012
Fair value of bonus shares issued to directors and debt guarantors	-	296,451

Changes in operating assets and liabilities
Royalties receivable	12,515	604
Inventories	(111,120)	10,490
Prepaid expenses and other assets	26,094	15,424
Accounts payable and accrued expenses	(14,383)	(43,013)
Net cash used in operating activities	(710,203)	(395,865)
Investing Activities
Fixed asset purchases - Net cash used in investing activities	(332,310)	-

Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	83,882	2,174,540
Repayments of note payable	(20,600)	(44,389)
Net cash provided by financing activities	63,282	2,130,151
Net (decrease) increase in cash	(979,231)	1,734,286
Cash, beginning of period	1,156,337	404,376
Cash, end of period	$177,106	$2,138,662

Supplemental disclosure
Cash paid for interest	$17,040	$16,668

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercises	$-	$165,000
Insurance premiums financed by notes payable.	$38,758	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

The unaudited interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2008, and results of operations and cash flows for the interim periods ended January 31, 2008 and 2007. The results of operations for the three and six months-ended January 31, 2008, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The Company’s accounting policies continue unchanged from July 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on form 10-KSB for the year ended July 31, 2007, as amended and the Company’s quarterly report on form 10-QSB for the interim period ended October 31, 2007, as amended.

1.	ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company” or "NIMS”), a Florida corporation, began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the body’s surface. It has ceased to operate in this market and has licensed the rights to its technology to the SensorMedics division of ViaSys Healthcare Inc. (“SensorMedics”) and to VivoMetrics, Inc. (“VivoMetrics”). The Company is now focused on developing and marketing therapeutic devices based upon unique, patented whole body, periodic acceleration technology. The Company has begun to market and sell its Exer-Rest™, acceleration therapeutic platform overseas.

In January, 2008, the Company received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., the world’s leading verification and certification body. ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices. In addition to the Company’s ISO certification, NIMS’ Exer-Rest™ acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety related conformity tests including clinical assessment for safety and effectiveness. The CE0120 marking is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market as well as in many other countries.

The Exer-Rest™ is not currently approved for sale in the United States. The Company is seeking FDA approval to support the intended use of Exer-Rest™ for temporary relief of musculoskeletal pain associated with osteoarthritis of the lower extremities (hip and knee) in order to meet FDA approval for its marketing in the United States.

Business. During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the original AT-101 acceleration therapeutic platform on a worldwide basis. During the calendar years 2005 to 2007, the Company updated its operations and designed, developed and manufactured the Exer-Rest™, a second generation acceleration therapeutics platform, to replace the Company’s flagship AT-101 and promote its overseas use as an aid to improve the circulation, to improve joint mobility, and relieve minor aches and pains.

The Company had originally registered the AT-101 with the Food and Drug Administration (“FDA”) as a Class 1 (exempt) powered exercise device and was selling it to physicians and patients on prescriptions, but in January 2005, FDA disagreed with the Company’s device classification. FDA instructed the Company that it must submit a 510(k) application for the AT-101 as a Class 1 (non exempt) therapeutic vibrator requiring a clinical trial and cease marketing the AT-101 until receiving approval on the 510(k) submission to FDA. Accordingly, the Company ceased its sales and marketing efforts thereafter. Revenue has continued to be received from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics. Additionally, the Company has received revenues from sales of parts and units sold for research purposes.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

Three units of the Exer-Rest™, the second generation model of the AT-101, have been sold to a distributor in the Dominican Republic. The Company has committed to a third generation of this product that will be manufactured by Sing Lin based in Taichung, Taiwan who will also have distribution rights to the acceleration platforms in the Far East (see note 7). NIMS has also contracted to build Somno-Ease™, an acceleration therapeutics platform that is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living. This device is in its initial testing and is intended to be marketed and sold in the United States and overseas upon completion of the respective approval processes. The Company is also developing a product line extension called Exer-Rest™ Plus, a device that combines the features of the Exer-Rest™ and Somno-Ease™ for future marketing in the United States.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had net losses in the amount of $528,609 and $232,048 for the three months ended January 31, 2008 and 2007 respectively, and in the amount of $858,421 and $726,837 for the six months ended January 31, 2008 and 2007 respectively. The Company also has an accumulated deficit of $17,057,416 as of January 31, 2008, and has substantial purchase commitments at January 31, 2008 (see note 7). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital during fiscal year 2008. Additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the development, marketing and production of the Exer-Rest™. It is management’s intention to obtain the required additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. Please see Note 9 regarding a private placement of Preferred Stock in April 2008.

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

 Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories at January 31, 2008, consist of purchased sub-assemblies to be used by the Company’s contract manufacturer in production of the Exer-Rest™.

Furniture and Equipment, Website and Tooling. These assets are stated at cost and depreciated or amortized using the straight-line method, over their estimated useful lives.

Long-lived Assets.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized as the difference between the fair value and the carrying amount of the asset.

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

As of January 31, 2008, the Company had a net operating loss carryforward of approximately $15,600,000 available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforward is subject to limitation if there have been significant changes of ownership as defined in provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

Effective August 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months and six months ended January 31, 2008.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which we operate. Tax years ranging from 2004 to 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

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

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses during the three and six months ended January 31, 2008 and 2007.

Research and Development Costs. Research and development costs primarily consist of expenditures by the Company for research and development of the Exer-Rest™ device to third parties and regulatory testing costs to obtain FDA approval and are expensed as incurred.

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. There were no warranty costs during the three months and six ended January 31, 2008 and 2007.

Earnings (Loss) Per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. In computing diluted net loss per share, no effect has been given to the 3,476,663 options, 1,551,200 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding at January 31, 2008, due to the net loss reported for the three and six months then ended. For the three months and six months ended January 31, 2007 no effect has been given to the 4,398,655 options, 1,551,200 common shares issuable upon conversion of the Class C preferred stock, and 325,000 warrants outstanding, due to the net loss reported.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments such as royalties receivable, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

3.	STOCK BASED COMPENSATION

Effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R supersedes the Company's previous accounting under FAS No. 123, accounting for Stock-Based Compensation (“SFAS No. 123”), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

The Company adopted SFAS No 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at August 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No.123(R). The Company's financial statements for the three and six months ended January 31, 2008 reflect the current impact of the adoption of SFAS No. 123R. The Company recorded share-based compensation of $99,875 and $23,006 for the three months ended January 31, 2008 and 2007 respectively, and $231,838 and $46,012 for the six months ended January 31, 2008 and 2007 respectively, which is included in the Company’s selling, general and administrative expenses .

The Company’s 2000 Stock Option Plan (the “Plan”), as amended, provides for a total of 2,000,000 shares of Common Stock. The Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual options agreement.

A summary of the Company’s stock options activity for the six months ended January 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2007	2,886,161	$0.388
Options granted *	772,500	$0.819
Options exercised	(181,998)	$0.461
Options outstanding and expected to vest, January 31, 2008	3,476,663	$0.470	3.50	$652,498
Exercisable, January 31, 2008	2,744,163	$0.434	3.67	$558,748
* 225,000 options were issued from the Company's 2000 Stock Option Plan.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with provisions of SFAS No.123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company's prior period pro forma disclosures of net loss, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the option is based on a historical weighted average of exercised options. The expected volatility is derived from historical volatility of the Company's stock on the U.S. Over the Counter market for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid dividends and does not expect to pay dividends in the future.

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of January 31, 2008, there was $228,852 of unrecognized costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.94 years.

There were 225,000 and 772,500 options granted during the three and six months ended January 31, 2008 respectively and no options were granted during the three and six months ended January 2007. The total intrinsic value of stock options exercised for the three months ended January 31, 2008 and 2007 respectively were $25,317 and $1,285,319.

The 225,000 options granted during the three months ended January 31, 2008, were issued to Steven Mrha, the Company’s Chief Operating Officer. Options vested and are exercisable immediately with respect to 125,000 shares; options with respect to 50,000 underlying shares will vest and be exercisable on January 14, 2009 and options with respect to 50,000 shares will vest and be exercisable on January 14, 2010.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

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

The Company refinanced its existing bank debt in February, 2007 at another bank by securing a $500,000 line of credit, which was set to expire in March, 2008. The debt was initially collateralized by certificates of deposit in the amount of $400,000, and bore interest at one percent per annum below prime rate. The Company retired $320,000 of the outstanding debt in March 2008 by redeeming certificates of deposit (classified as restricted cash) totaling $320,000. The remaining $180,000 note payable has been extended to May 2008, bears interest at a rate of 6.50%, and is collateralized by the remaining $80,000 of certificates of deposit in restricted cash.

5.	SHAREHOLDERS' EQUITY

Effective October 16, 2006, the Company accepted $2.193 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising option holders and warrant holders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Company to certain option holders and warrant holders to grant exercising option holders and warrant holders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,105,004 shares of Common Stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of Common Stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising option holders and an additional 1,835,000 Bonus Shares were issued to exercising warrant holders.

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

During the six months ended January 31, 2007, the Company received $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock. In addition, a former employee of the Company exercised 50,000 options in a cashless transaction and received 44,057 shares of Common Stock during the six months ended January 31, 2007. Also during the six months ended January 31, 2008 the Company received $83,882, from existing optionholders for the exercise of options to purchase 181,998 shares of Common Stock.

6.	RELATED PARTY TRANSACTIONS

The Company has a 2% interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc. (“VivoMetrics”). VivoMetrics was a related entity prior to November 1, 2007. The Company’s interest in VivoMetrics is carried at a zero valuation.

Pursuant to an Agreement Regarding Assignment of Patents and Related Intellectual Property dated August 14, 2000, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics in consideration for a royalty of 3% of VivoMetrics’ gross revenues from sales of certain products for so long as VivoMetrics sells such products. Royalty income under the agreement with VivoMetrics was $53,094 and $79,781 for the three months ended January 31, 2008 and 2007, respectively and was $124,734 and $132,751 for the six months ended January 31, 2008 and 2007 respectively.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

Pursuant to a related license agreement with VivoMetrics, VivoMetrics granted to the Company the non-exclusive, worldwide right and license to use certain patents and software.

As of November 1, 2007 VivoMetrics was no longer a related party due to the Chairman’s son-in-law’s resignation as VivoMetrics’ Chief Operating Officer.

Dr. Marvin A. Sackner, the Company’s Chairman of the Board, formerly leased office space to the Company on a month to month basis in North Bay Village, Florida under an arrangement with the Company which was discontinued effective October 31, 2007. The Company reimbursed Dr. Sackner for the cost of the space monthly. The amounts reimbursed to Dr. Sackner by the Company for the six months ended January 31, 2008 and 2007 were $5,239 and $10,050, respectively.

7.	COMMITMENTS

Leases.

The Company leases office space in Sarasota, Florida. The lease expires in November 2008. The minimum future rental payments are $2,712 per month through November 2008. Additionally, the Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The rental payments are $4,260 per month for the first year and escalate 4.5% annually over the life of the lease. The lessor is a company owned by one of the Company’s major shareholders.

Product Development and Supply Agreement.

On September 4, 2007, the Company executed a Product Development and Supply Agreement (the “Agreement”) with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan ("Sing Lin"). Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the next generation Exer-Rest™ , Somno-Ease™ and Exer-Rest™ Plus devices. Sing Lin will also manufacture all of the Company’s acceleration therapeutic platforms. These platforms have the appearance and functionality of either a single or twin bed in standard and extra-long dimensions.

Pursuant to the Agreement, Sing Lin will design, develop and manufacture the tooling required to manufacture the acceleration therapeutic platforms for a total cost of $400,000. Sing Lin will utilize the tooling in the performance of its production obligations under the Agreement. The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon approval by the Company of the product prototype concepts and designs. The Company must pay the final $100,000 upon acceptance of the first units produced using the tooling. These amounts have been and will be applied toward tooling costs, and are included in Furniture and equipment, net.

Under the Agreement, the Company also grants Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.

The Agreement commenced as of September 3, 2007 and has a term that extends three years from the acceptance of the first run of production units by NIMS. Thereafter, the Agreement automatically renews for successive one year terms unless either party sends the other a notice of non-renewal.

The Company has committed to purchase approximately $2.2 million of Exer-Rest™ and Somno-Ease™ units, within one year of acceptance of the final product. The Company expects final approval of the products in the fourth quarter of fiscal 2008. Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of Exer-Rest™, Exer-Rest™ Plus and Somno-Ease™ products respectively, in 2009 and 2010.

8.	RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning August 1, 2008. The Company is currently evaluating the impact of this standard on the financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value, and establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the potential impact of this standard on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company’s fiscal year beginning August 1, 2009. Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for the Company’s fiscal year beginning August 1, 2009.  The Company is currently evaluating the potential impact of this standard on the financial statements.

9.	SUBSEQUENT EVENTS

On April 7, 2008, the Company completed the sale of an aggregate of 1,000 shares of a new series of its Preferred Stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), to certain private investors (collectively, the “Investors”) pursuant to a Stock Purchase Agreement entered into on April 3, 2008 (the “Stock Purchase Agreement”). The Investors include an executive officer of the Registrant, a holder of more than 10% of the outstanding Common Stock and a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock (collectively, the “Related Party Investors”). The aggregate purchase price for the Series D Preferred Stock was $1,500,000, of which $795,000 was paid by the Related Party Investors.

The Series D Preferred Stock has no preference with respect to dividends to the Company’s common stock, and is entitled to receive dividends when, as and if declared by the Company’s Board of Directors, together with the holders of the common stock, ratably on an “as-converted” basis. Each holder of a share of the Series D Preferred Stock shall have the right, at any time, to convert such share of Series D Preferred Stock into shares of the Company’s common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock. The holders of the Series D Preferred Stock will be entitled to vote, together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of the Company’s capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law. In the event of any liquidation, dissolution or winding up of the affairs of the Registrant, either voluntarily or in voluntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock. The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Registrant to all shares of Series C Preferred Stock, par value $1.00 per share, of the Registrant and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Registrant to all shares of Common Stock. The Series D Preferred Stock is not redeemable.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

January 31, 2008

The Company issued the Series D Preferred Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. The Investors have each represented to the Registrant that such person was an accredited investor as defined in Rule 501(a) of the Securities Act of 1933 and that the Series D Preferred Stock was being acquired for investment purposes.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the Exer-Rest™ and Somno-Ease™ motion platforms; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

Prior to 2002, the Company’s primary business was the development of computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. NIMS assigned its patents for this ambulatory monitoring shirt to the SensorMedics division of ViaSys (“SensorMedics”) for cash and royalties on sales, and to VivoMetrics, Inc. (“VivoMetrics”), a related party health care information company based in Ventura, California, for an equity ownership interest in VivoMetrics (now carried at zero value for financial reporting purposes) and royalties on sales and leasing of VivoMetrics’ LifeShirt systems. In April, 2002, VivoMetrics received FDA clearance to market the LifeShirt system. NIMS continues to receive royalties from SensorMedics and VivoMetrics, however there can be no assurance as to the amount of royalty revenue that will be derived from sales of the LifeShirt system.

In 2002, NIMS began restructuring its operations and business strategy to focus on the research, development, manufacturing, marketing, and sales of non-invasive, motorized, whole body periodic acceleration platforms. These therapeutic acceleration platforms are intended for use in the home, wellness centers and clinics as an aid to improve circulation and joint mobility, relieve minor aches and pains, relieve troubled sleep and as a mechanical feedback device for slow rhythmic breathing exercise for stress management. The Company’s first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with the Company’s device classification, and requested that the Company cease marketing the AT-101 until we received a Class 1Therapeutic Vibrator approval from the FDA. Accordingly, we halted commercial sales and marketing efforts for the AT-101 in January 2005 and began development of a less costly and more efficient version of the AT-101, the Exer-Rest™. This second-generation platform will also be available as the Somno-Ease™, and Exer-Rest™ Plus. Until we receive FDA approval for the sale of our therapeutic acceleration platforms in the United States, we will be marketing and selling these improved platforms in the United Kingdom, Canada, Europe, India, and Latin America.

The development of the Exer-Rest™ has necessitated additional expenditures and commitments of capital, and the Company anticipates experiencing losses through at least the end of 2008 as it awaits sales to commence in the UK, Europe, India and Latin America. The Company plans to raise additional capital to fulfill its business plan. No such raising of additional capital can be assured. It is anticipated that the Exer-Rest™ will be actively marketed and sold overseas beginning in the fourth quarter of 2008. The Exer-Rest™ is currently not approved for sale in the United States, however the Company is seeking such FDA approval. The Exer-Rest™ will only be marketed and sold in the U.S. if FDA approval for marketing is obtained after a clinical trial, which is expected to be completed in the latter part of 2009. The Exer-Rest™ is currently being tested in a controlled pilot study in the U.S. for temporary relief of musculoskeletal pain associated with osteoarthritis of the hip prior to the pivotal trial to be submitted to the FDA for approval to market in the United States.

The Company entered into a Product and Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan in September 4, 2007. Sing Lin will manufacture new versions of NIMS’ patented Exer-Rest™ and Somno-Ease™ motorized platforms. Management of the Company has determined that it is in the best interest of the Company and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest™, Exer-Rest™ Plus, and the Somno-Ease™ acceleration therapeutic platforms. These devices will be marketed and sold by NIMS promoting their acceleration therapeutics technology, in the UK, Europe, India and Latin America. They will be sold by Sing Lin in the Far East upon completion of testing and obtaining proper registration.

 NON-INVASIVE MONITORING SYSTEMS, INC

Products

The Exer-Rest™ is a comfortable bed-like device that moves a platform repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The Exer-Rest™ has the dimensions and appearance of a commercial extra long twin bed and is designed such that the user can utilize and operate it without assistance. The Somno-Ease™ will have a similar appearance to the Exer-Rest™ but will have greater travel capabilities at slower speeds. The Exer-Rest™ Plus will combine the features of both the Exer-Rest™ and Somno-Ease™. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., Honorary M.D. (University of Zurich), Clinical Professor of Medicine at the University of Miami at Mount Sinai and Emeritus Director of Medical Services at Mount Sinai Medical Center. Dr. Sackner (Chief Executive Officer and Chairman of the Board of Directors) is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine. He holds 31 United States patents.

Twenty-six peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. The application of this technology causes release of beneficial substances from the inner lining of blood vessels to the same extent as moderate to strenuous exercise. Thus, the usual 45 minute treatment with whole body periodic acceleration is equivalent to 45 minutes of moderate to strenuous exercise in terms of beneficial substance release into the circulation. Nitric oxide is the most important such beneficial substance. These data are not being claimed as an intended use of the device for marketing the Exer-Rest™ but demonstrate a potential mechanism for its benefits. The Somno-Ease™ produces slower motion over a greater travel distance than Exer-Rest™ and is based upon the notion of “rocking” the adult to sleep analogous to rocking a baby to sleep.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 will be effective for our fiscal year beginning August 1, 2008. We are currently evaluating the potential impact of this standard on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value, and establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 will be effective for our fiscal year beginning August 1, 2008, with early adoption allowed only if SFAS No. 157 is also adopted. We are currently evaluating the potential impact of this standard on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, we do not anticipate that this Statement will have a significant impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for our fiscal year beginning August 1, 2009. Currently, we do not anticipate that this statement will have a significant impact on our financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-1 will be effective for our fiscal year beginning August 1, 2008. Currently, we do not anticipate that this statement will have a significant impact on our financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for our fiscal year beginning August 1, 2009.  We are currently evaluating the potential impact of this standard on our financial statements.

Results of Operations

Revenue. Total revenues decreased from $80,756 for the three months ended January 31, 2007, to $68,069 for the three months ended January 31, 2008. This $12,687 decrease resulted from a decrease in royalties of $26,687, partially offset by an increase in product sales of $14,000. Total revenues decreased from $157,796 for the six months ended January 31, 2007 to $155,151 for the six months ended January 31, 2008, a decrease of $2,645, primarily resulting from an increase in product sales of $5,290 and a decrease in royalties of $8,017.

Combined royalties from VivoMetrics and SensorMedics were $53,094 and $79,781 for the three months ended January 31, 2008 and 2007 respectively, and $124,734 and $132,751 for the six months ended January 31, 2008 and 2007, respectively. There can be no assurances that the Company will continue to receive similar royalties.

Cost of Sales. Three Exer-Rest™ units were sold during the three months ended January 31, 2008, while no units were sold during the three months ended January 31, 2007. There were three Exer-Rest™ units and one AT-101 unit sold during the six months ended January 31, 2008, as compared to one AT-101 unit sold during the six months ended January 31, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $232,703 for the three months ended January 31, 2007 to $557,163 for the three months ended January 31, 2008. This $324,460 increase primarily resulted from increased wages, including approximately $132,000 relating to a separation agreement with our former chief executive officer, as well as increases in stock based compensation and professional fees. Selling, general and administrative expenses increased from $668,055 for the six months ended January 31, 2007 to $921,311 for the six months ended January 31, 2008, an increase of $253,256 as a result of an increase in wages including the separation agreement with our former chief executive officer, and increases in professional fees, travel, sales and marketing and office expenses, offset in part by a reduction in stock based compensation.

Research and development costs. Research and development costs decreased from $100,568, for the three months ended January 31, 2007, to $26,925, for the three months ended January 31, 2008, a decrease of $73,643. Research and development costs decreased from $196,807 for the six months ended January 31, 2007 to $75,538 for the six months ended January 31, 2008, a decrease of $121,269. These decreases were primarily a result of product development costs for the Exer-Rest™ being completed in fiscal year ended July 31, 2007. Current research and development costs have been incurred for regulatory testing required for FDA approval.

Total operating expenses. Total operating expenses increased from $332,271, for the three months ended January 31, 2007 to $599,914, for the three months ended January 31, 2008, an increase of $267,643. Total operating expenses increased from $875,352, for the six months ended January 31, 2007, to $1,023,513, for the six months ended January 31, 2008, an increase of $148,161. These increases were primarily attributed to an increase in selling, general and administrative expenses and a decrease in research and development costs.

Interest income (expense), net. Net interest income decreased from $20,467 for the three months ended January 31, 2007, to $3,236 for the three months ended January 31, 2008. This decrease of $17,231 was primarily a result of the operational utilization of funds held in interest-bearing accounts. Net interest income increased from a $9,281 net expense for the six months ended January 31, 2008 to a $9,941 net income for the six months ended January 31, 2008. This net increase of $19,222 was primarily a result of an increase in interest-bearing accounts from the proceeds of a private placement completed in October 2006.

Net loss. Net loss increased from $232,048, for the three months ended January 31, 2007, to $528,609, for the three months ended January 31, 2008, an increase of $296,561. Net loss increased from $726,837, for the six months ended January 31, 2007 to $858,421 for the six months ended January 31, 2008, an increase of $131,584. These increases were primarily due to an increase in operating expenses.

NON-INVASIVE MONITORING SYSTEMS, INC

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities. At January 31, 2008 we had unrestricted cash of $177,106 and working capital of $20,982. While these funds could be sufficient for our immediate operating needs, the Company will need to obtain additional debt or equity financing to continue its business activities during fiscal 2008. To fulfill the Company’s new generation Exer-Rest™ and Somno-Ease™ product purchase commitments to a Taiwanese manufacturer, the Company is required to raise additional debt or equity financing.

Net cash used in operating activities was $710,203 for the six months ended January 31, 2008, up from $395,865 for the six months ended January 31, 2007, an increase of $314,338 primarily due to the increased loss and inventory purchases and a reduction in non-cash stock based compensation expense and fair value of bonus shares issued to directors and debt guarantors.

Net cash used in investing activities increased $332,310 for the six months ended January 31, 2007 from $0 for the six months ended January 31, 2007. The increase was primarily due to the purchase of fixed assets in the amount $332,310 as the company entered into a product, design and supply agreement with a Taiwanese manufacturer for the development of the new generation Exer-Rest™ and Somno-Ease motion platforms, and the creation of new website.

Net cash provided by financing activities decreased to $63,282 for the six months ended January 31, 2008 from $2,130,151 for the six months ended January 31, 2007, a decrease of $2,066,869. The decrease was principally due to the equity funds received during the October 2006 financing, offset by options exercised during the six months ended January 31, 2008.

Effective October 16, 2006, the Company accepted $2.193 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising optionholders and warrantholders. The options and warrants were exercised pursuant to an offer (the “Offer”) by the Company to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”). Options to purchase 3,005,004 shares of common stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of common stock were exercised at an exercise price of $0.15. An additional 601,001 Bonus Shares were issued to exercising option holders and an additional 1,835,000 Bonus Shares were issued to exercising warrant holders.

At January 31, 2008, we had available net operating loss carryforwards of approximately $15,600,000 which expire in various years through 2027. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had net losses in the amount of $528,609 and $232,048 for the three months ended January 31, 2008 and 2007 respectively, and $858,421 and $726,837 for the six months ended January 31, 2008 and 2007 respectively. In addition, the Company has an accumulated deficit of $17,057,416 as of January 31, 2008, and has substantial purchase commitments at October 31, 2007 (see Note 7 to the unaudited condensed financial statements). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital during fiscal year 2008. Additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the development, marketing and production of the Exer-Rest. It is management’s intention to obtain the required additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. Please see Note 9 of the unaudited condensed financial statements regarding a private placement of Preferred Stock in April 2008.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 3.  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2008 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion was based on the following:

In reviewing our 10-KSB after its filing, it was determined that certain information required to be included in the Form 10-K was omitted or in error including disclosure concerning reporting under section 16(a) of the Exchange Act, certain missing information regarding compensation, some errors in our beneficial ownership table, and certain missing exhibits.

In preparing the financial statements for the quarter ended January 31, 2008, we uncovered an error relating to the number of outstanding options as of July 31, 2006 and July 31, 2007 as reported in our reports on Form 10-KSB for the periods ended as of such dates. The net effect of the error was that there were 247,001 additional options outstanding as of each of July 31, 2006 and July 31, 2007 than were disclosed in Footnote 10 of the Annual Report on Form 10-KSB for the periods ended July 31, 2006 and July 31, 2007, respectively. These options, which had become fully vested in prior years, had been reported in earlier SEC filings but erroneously had been left off current lists of outstanding options. This error had no impact on the Company’s reported financial position, results of operations or cash flows for the years ended July 31, 2007 and 2006.

We also discovered an error in the Form 10-QSB for the quarter ended October 31, 2007 relating to the amortization of the amount of stock based compensation expense for options granted in October 2007, resulting in the $108,257 understatement of operating expense and net loss reported for the quarter ended October 31, 2007.

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

As a result of the foregoing, we are concurrently filing a Form 10-KSB/A (Amendment No. 2) for the fiscal year ended July 31, 2007 and Form 10-QSB/A for the quarter ended October 31, 2007 to correct the aforementioned errors and in which we discuss management’s reconsideration of the effectiveness of our disclosure controls and procedures as of the end of the respective periods covered by those reports. Other than as described above, there have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2008.

NON-INVASIVE MONITORING SYSTEMS, INC

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock. On January 18, 2008, the Company issued 20,333 shares of its common stock upon exercise of options by two directors of the Company at an exercise price of $ 0.15 per share for total consideration of $ 3,050. The proceeds will be used for general working capital purposes.

On January 14, 2008, we issued options to purchase 225,000 shares of common stock to Steven Mrha, our Chief Operating Officer. Options vested and were exercisable immediately with respect to 125,000 underlying shares; Options with respect to 50,000 underlying shares will vest and be exercisable on January 14, 2009 and Options with respect to 50,000 underlying shares will vest and be exercisable on January 14, 2010.

Exemption from Registration. The Company issued the above-described Common Stock and options in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. The securities described above were issued to accredited investors. The issued option and exercised options restrict transfer of Common Stock acquired upon exercise thereof unless an applicable exemption exists under the securities laws. In the case of the issued stock, a legend was placed on the stock certificates representing the Common Stock issued upon exercise to the effect that the shares were not registered and absent registration could only be transferred with an appropriate exemption.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submissions of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits Index
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

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2008	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner Chief Executive Officer

Dated: April 22, 2008	By:	/s/ Gary M. Wetstein
Gary M. Wetstein Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.