Form 10QSB
period 2008-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2008-06-16
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of June 9, 2008 was 68,025,732

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one):  Yes ❑   No ☒

SEC 2334 (06-07)  Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

NON-INVASIVE MONITORING SYSTEMS, INC.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED BALANCE SHEET - Unaudited
(In thousands, except share and per share data)
April 30, 2008

ASSETS
Current assets
Cash	$905
Accounts and royalties receivable	12
Inventories	162
Advances to contract manufacturer	270
Prepaid expenses, deposits, and other current assets	39

Total current assets	1,388

Furniture, equipment, website and tooling, net	334
Total assets	$1,722

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$278
Notes payable	27
Deferred warranty income	3

Total current liabilities	308

Total liabilities	308
Commitments (Note 8)

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share; liquidation preference $100 per share
100 shares authorized, issued and outstanding	-
Series C Preferred Stock, par value $1.00 per share; liquidation preference $1 per share
62,048 shares authorized, issued and outstanding	62
Series D Preferred Stock, par value $1.00 per share; liquidation preference $1,500 per share
1,000 shares authorized, issued and outstanding	1
Common Stock, $ .01 par value; 100,000,000 shares authorized;
68,025,732 shares issued and outstanding	680
Additional paid in capital	18,216
Accumulated deficit	(17,545)
Total shareholders' equity	1,414
Total liabilities and shareholders' equity	$1,722

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS - Unaudited
(Dollars in thousands, except per share data)

Three and Nine months ended April 30, 2008 and 2007

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Revenues
Product sales, net	$12	$2	$41	$25
Royalties	26	74	150	207
Research, consulting and warranty	1	1	3	3

Total Revenues	39	77	194	235

Operating Expenses

Cost of sales	15	-	41	11
Selling, general and administrative	463	439	1,384	1,106
Research and development	49	35	125	232

Total Operating Expenses	527	474	1,550	1,349

Operating Loss	(488)	(397)	(1,356)	(1,114)

Interest Income (Expense), Net	-	14	10	5

Net Loss	$(488)	$(383)	$(1,346)	$(1,109)

Deemed dividend on Series D Preferred Stock	$1,150	$-	$1,150	$-

Net loss attributable to common shareholders	$(1,638)	$(383)	$(2,496)	$(1,109)

Weighted average number of common
shares outstanding - Basic and diluted	67,848,510	67,058,046	67,545,403	62,936,381

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)

Nine months ended April 30, 2008 and 2007

	2008	2007
Operating Activities
Net loss	$(1,346)	$(1,109)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty income	(3)	(3)
Depreciation and amortization	7	10
Stock based compensation expense	274	69
Fair value of bonus shares issued to directors and debt guarantors	-	296

Changes in operating assets and liabilities
Royalties receivable	37	-
Inventories	(162)	10
Advances to contract manufacturer	(270)	-
Prepaid expenses and other assets	(3)	(2)
Accounts payable and accrued expenses	60	102
Net cash used in operating activities	(1,406)	(627)
Investing Activities
Fixed asset purchases	(321)	(17)
Certificates of deposit redeemed (purchased)	400	(400)
Net cash provided by (used in) investing activities	79	(417)

Financing Activities
Net proceeds from issuance of common stock and exercise of options and warrants	86	2,200
Net proceeds from issuance of preferred stock	1,490	-
Proceeds from notes payable	-	500
Repayments of notes payable	(500)	(581)
Net cash provided by financing activities	1,076	2,119
Net (decrease) increase in cash	(251)	1,075
Cash, beginning of period	1,156	404
Cash, end of period	$905	$1,479

Supplemental disclosure
Cash paid for interest	$23	$33

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercises	-	$165
Insurance premiums financed by notes payable.	$7	$30

The accompanying notes are an integral part of the unaudited condensed financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

The unaudited interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2008, and results of operations and cash flows for the interim periods ended April 30, 2008 and 2007. The results of operations for the three and nine months-ended April 30, 2008, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The Company’s accounting policies continue unchanged from July 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2007, as amended, and the Company’s quarterly reports on Forms 10-QSB for the interim periods ended October 31, 2007, as amended and January 31, 2008.

1.	ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company” or "NIMS”), a Florida corporation, began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the body’s surface. It has ceased to operate in this market and has licensed the rights to its technology to the SensorMedics division of ViaSys Healthcare Inc. (“SensorMedics”) and to VivoMetrics, Inc. (“VivoMetrics”). The Company is now focused on developing and marketing therapeutic devices based upon unique, patented whole body, periodic acceleration technology. The Company has begun to market and sell its Exer-Rest® acceleration therapeutic platform overseas.

The Exer-Rest® is not currently approved for sale in the United States. The Company is seeking FDA approval to support the intended use of Exer-Rest® for temporary relief of musculoskeletal pain associated with osteoarthritis of the lower extremities (hip and knee) in order to meet FDA approval for its marketing in the United States.

Business. During the calendar years 2002 through January 2005, the Company restructured its operations and revised its business strategy to transform the Company from a research and development company into a company that marketed and distributed the original AT-101 acceleration therapeutic platform on a worldwide basis.

The Company had originally registered the AT-101 with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and marketed it to physicians and their patients. In January 2005, the FDA notified the Company that it must re-apply for FDA approval for acceleration therapeutics platforms as Class 1 (non exempt) therapeutic vibrators. This type of FDA approval requires submission of a 510(k) application following the completion of a clinical trial, and prohibits commercial sales of the platforms in the U.S. until such 510(k) application is approved by the FDA. Accordingly, the Company ceased its sales and marketing efforts relating to the AT-101. The Company continues to receive revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics. Additionally, the Company receives revenues from sales of parts and service and from sales of acceleration therapeutics platforms used for research purposes.

During the calendar years 2005 to 2007, the Company designed, developed and manufactured the Exer-Rest®, a second generation acceleration therapeutics platform which replaced the Company’s flagship AT-101, and updated its operations to promote the Exer-Rest® overseas as an aid to improve circulation and joint mobility, and to relieve minor aches and pains. In the nine months ended April 30, 2008, the Company sold three Exer-Rest® units to a distributor in the Dominican Republic, and one to a research facility in the United Kingdom.

The Company has committed to a third generation acceleration therapeutic platform that will be manufactured by Sing Lin Technologies Co. Ltd. (“Sing Lin”) based in Taichung, Taiwan (see Note 8). Sing Lin will also have distribution rights to the Company’s acceleration therapeutics platforms in the Far East. The Company has also engaged Sing Lin to build the Somno-Ease™ platform, a variation of the Exer-Rest® that is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living. This device is in its initial testing and is intended to be marketed and sold in the United States and overseas upon completion of the respective approval processes. The Company is also developing a further product line extension called Exer-Rest® Plus, a device that combines the features of the Exer-Rest® and Somno-Ease™ for future marketing in the United States.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had net losses in the amount of $488,000 and $383,000 for the three months ended April 30, 2008 and 2007 respectively, and in the amount of $1,346,000 and $1,109,000 for the nine months ended April 30, 2008 and 2007 respectively. The Company also has an accumulated deficit of $17.5 million as of April 30, 2008, and has substantial purchase commitments at April 30, 2008 (see note 8). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company raised $1.5 million from the sale of its Series D Preferred Stock in April 2008 (see Note 5), the Company will likely need to generate additional funds during calendar year 2008. Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the development, marketing and production of the Exer-Rest®. It is management’s intention to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

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

 Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories at April 30, 2008 primarily consist of purchased sub-assemblies to be used by the Company’s contract manufacturer in production of the Exer-Rest®.

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

Income Taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.

As of April 30, 2008, the Company had a net operating loss carryforward of approximately $16.1 million available to offset future taxable income for federal and state income tax purposes. The net operating loss carryforward is subject to limitation if there have been significant changes of ownership as defined in provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

Effective August 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months and nine months ended April 30, 2008.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

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

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no material advertising costs included in general and administrative expenses during the three and nine months ended April 30, 2008 and 2007.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing costs to obtain FDA approval.

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. There were no warranty costs during the three and nine months ended April 30, 2008 and 2007.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments such as royalties receivable, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

3.	STOCK BASED COMPENSATION

Effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R supersedes the Company's previous accounting under FAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Pursuant to APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at August 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No.123R. The Company's financial statements for the three and nine months ended April 30, 2008 reflect the current impact of the adoption of SFAS No. 123R. The Company recorded share-based compensation of $42,000 and $23,000 for the three months ended April 30, 2008 and 2007 respectively, and $274,000 and $69,000 for the nine months ended April 30, 2008 and 2007 respectively, which is included in the Company’s selling, general and administrative expenses.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

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

A summary of the Company’s stock options activity for the nine months ended April 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2007	2,886,161	$0.376
Options granted *	792,500	$0.811
Options exercised	(1,283,224)	$0.323
Options forfeited	(423,774)	$0.334
Options outstanding , April 30, 2008	1,971,663	$0.595	3.85	$68,641
Options expected to vest, April 30, 2008	1,970,443	$0.595	3.85	$68,641
Options exercisable, April 30, 2008	1,571,663	$0.540	3.67	$68,641
* 245,000 options were issued from the Company's 2000 Stock Option Plan.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with provisions of SFAS No.123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 (“SAB No. 107”) and the Company's prior period pro forma disclosures of net loss, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options contained in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company's stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the nine months ended April 30, 2008 was estimated using the following assumptions.

Expected volatility	77.00% - 112.82%
Expected dividend yield	0.00%
Risk-free interest rate	2.45% - 4.23%
Expected life	3.0 - 5.0 years
Forfeiture rate	0.00% - 2.50%

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of April 30, 2008, there was $193,000 of unrecognized costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.47 years. A summary of the status of the Company’s non-vested options and changes during the nine months ended April 30, 2008 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2007	500,000
Options granted	792,500
Options vested	(892,500)
Non-vested at April 30, 2008	400,000	$0.532

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

There were 20,000 and 792,500 options granted during the three and nine months ended April 30, 2008, respectively and no options were granted during the three and nine months ended April 2007. The total intrinsic value of stock options exercised for the three months ended April 30, 2008 and 2007 were $126,000 and $34,000, respectively.

On January 24, 2008, Gary Macleod, the Company’s former Chief Executive Officer and Director, provided the Company with a notice of cashless exercise with respect to options to purchase 1,500,000 shares of common stock issued to him on November 11, 2005, which vested in full upon his termination as Chief Executive Officer in December 2007. On February 29, 2008, the Company entered into a Separation and Release Agreement with Mr. Macleod (the “Separation Agreement”) in connection with his resignation as a Director. Pursuant to the Separation Agreement, Mr. Macleod received only 550,000 shares for such cashless exercise, instead of 749,165 shares to which he would otherwise have been entitled. In addition to the exercise of 1,101,226 options underlying the cashless exercise, Mr. Macleod forfeited the remaining 398,774 options granted in November 2005 and also forfeited options to purchase 25,000 shares of the Company’s common stock awarded in October 2007.

4.	NOTES PAYABLE

As of July 31, 2006, notes payable to the Company’s Chairman of the Board totaled $165,000. There were two notes outstanding with face amounts of $100,000 and $65,000, respectively. The notes were payable upon demand in cash or common or preferred stock of the Company and, in the event of default, the notes would become immediately due and payable in cash with interest accruing at 1.5% per month on any unpaid balance. The $100,000 note bore interest at the prime rate plus 2% and the $65,000 note was non-interest bearing. The Chairman of the Board waived the interest on the $100,000 note.

The notes totaling $165,000 plus cash of $10,000 were used by the Chairman in exercising his options to purchase 562,500 common shares plus 112,500 bonus common shares in the October, 2006 private placement (see Note 5).

The Company refinanced its existing bank debt with a new bank in February 2007 by securing a $500,000 line of credit, which was set to expire in March, 2008. The debt was initially collateralized by certificates of deposit in the amount of $400,000 (which were classified as restricted cash), and bore interest at one percent per annum below prime rate. The Company retired $320,000 of the outstanding debt in March 2008 by redeeming certificates of deposit totaling $320,000. The remaining $180,000 note payable was extended to May 2008, bore interest at a rate of 6.50%, and was collateralized by the remaining $80,000 certificate of deposit in restricted cash. The Company retired this $180,000 balance in April 2008 with $100,000 cash and the proceeds from the redemption of the final $80,000 certificate of deposit in restricted cash.

The $27,000 notes payable balance at April 30, 2008 relates to the third-party financing of certain of the Company’s insurance policies. The notes are self-amortizing installment loans which mature at various dates from December 2008 to February 2009. The annual interest rates on the notes range from 10.63% to 12.52%

5.	SHAREHOLDERS' EQUITY

During the nine months ended April 30, 2008, the Company received $86,000, from existing optionholders for the exercise of options to purchase 181,998 shares of Common Stock, and issued 550,000 shares of Common Stock to Mr. Macleod pursuant to the cashless exercise described in Note 3, above. In addition to the warrant and option exercises pursuant to the offer described below, during the nine months ended April 30, 2007, the Company received $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock.

Effective October 16, 2006, the Company accepted $2.193 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,616,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising option holders and warrant holders.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

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

On April 7, 2008, the Company completed the sale of an aggregate of 1,000 shares of a new series of its Preferred Stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), to certain private investors (collectively, the “Investors”) pursuant to a Stock Purchase Agreement entered into on April 3, 2008 (the “Stock Purchase Agreement”). The Investors include an executive officer of the Company, a holder of more than 10% of the outstanding Common Stock and a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock (collectively, the “Related Party Investors”). The aggregate purchase price for the Series D Preferred Stock was $1,500,000, of which $795,000 was paid by the Related Party Investors.

The Series D Preferred Stock has no preference with respect to dividends to the Company’s common stock, and is entitled to receive dividends when, as and if declared by the Company’s Board of Directors, together with the holders of the common stock, ratably on an “as-converted” basis. Each holder of a share of the Series D Preferred Stock shall have the right, at any time, to convert such share of Series D Preferred Stock into shares of the Company’s common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock. The holders of the Series D Preferred Stock will be entitled to vote, together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of the Company’s capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law. In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntarily or in voluntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock. The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Series C Preferred Stock, par value $1.00 per share, of the Company and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Common Stock. The Series D Preferred Stock is not redeemable.

The Series D Preferred Stock was issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis. The April 7, 2008 closing price of the Common Stock on the over-the-counter bulletin board was $0.53 per share, resulting in a $1,150 intrinsic value per share of Series D Preferred Stock on the issue date. In accordance with the guidance in FASB Emerging Issues Task Force Issue Nos. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the $1,150,000 aggregate intrinsic value of the Series D Preferred Stock on the issue date is deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the balance sheet. Because the Series D Preferred Stock was immediately convertible to Common Stock, the $1,150,000 intrinsic value was deemed a dividend paid to the Investors on the closing date. In the absence of retained earnings, the dividend was recorded as reduction of additional paid in capital, and as an increase in loss attributable to common shareholders in the accompanying unaudited condensed financial statements.

6.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2008 and 2007, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2008	April 30, 2007
Stock options	1,971,663	2,936,161
Stock warrants	325,000	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	5,000,000	-
Total	8,847,863	4,812,361

7.	RELATED PARTY TRANSACTIONS

The Company has an approximately 2% undiluted interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc. (“VivoMetrics”)). VivoMetrics was a related entity prior to November 1, 2007. The Company’s interest in VivoMetrics is carried at a zero valuation.

Pursuant to an Agreement Regarding Assignment of Patents and Related Intellectual Property dated August 14, 2000, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics in consideration for a royalty of 3% of VivoMetrics’ gross revenues from sales of certain products for so long as VivoMetrics sells such products. Royalty income under the agreement with VivoMetrics was approximately $20,000 and $37,000 for the three months ended April 30, 2008 and 2007, respectively and was $57,000 and $89,000 for the nine months ended April 30, 2008 and 2007 respectively.

Pursuant to a related license agreement with VivoMetrics, VivoMetrics granted to the Company the non-exclusive, worldwide right and license to use certain patents and software.

As of November 1, 2007 VivoMetrics was no longer a related party due to the Chairman’s son-in-law’s resignation as VivoMetrics’ Chief Operating Officer.

Dr. Marvin A. Sackner, the Company’s Chairman of the Board, formerly leased office space to the Company on a month to month basis in North Bay Village, Florida under an arrangement with the Company which was discontinued effective October 31, 2007. The Company reimbursed Dr. Sackner for the cost of the space monthly. The amounts reimbursed to Dr. Sackner by the Company for the nine months ended April 30, 2008 and 2007 were $5,000 and $15,000, respectively. The Company signed a five year lease for office space in Miami, Florida with a company owned by one of the Company’s major shareholders. The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease. The Company recorded $13,000 and $18,000 of rent expense relating to the Miami lease in the three and nine months ended April 30, 2008.

On January 24, 2008, Mr. Macleod provided the Company with a notice of cashless exercise with respect to options to purchase 1,500,000 shares of common stock issued to him on November 11, 2005, which vested in full upon his termination as Chief Executive Officer in December 2007. Pursuant to the Separation Agreement described in Note 3 above, Mr. Macleod received only 550,000 shares for such cashless exercise, instead of the 749,165 shares to which he would otherwise have been entitled. He also forfeited options to purchase 25,000 shares of our common stock awarded in October, 2007. Pursuant to the Separation Agreement and as provided for in his Employment Agreement dated November 11, 2005, Mr. Macleod is entitled to one year’s severance. Such severance of $126,000 was paid in connection with his termination as Chief Executive Officer in December 2007. Mr. Macleod also agreed to repurchase for approximately $11,600, furniture and equipment previously sold to the Company at that price. The Separation Agreement also contains mutual releases and provides that Macleod will resign as a Director of the Company, which he did on February 29, 2008.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

8.	COMMITMENTS

Leases.

The Company leases office space in Sarasota, Florida at a rate of approximately $3,000 per month under a lease which expires in November 2008. The Company notified the landlord in April 2008 that it intended to vacate the property, and actually vacated the property in May 2008. The Company is obligated to continue paying rent until the earlier of the lease expiration or the occupancy of the office space by a new tenant, and has recorded the remaining lease liability of $18,000 as of April 30, 2008, with a corresponding charge to rent expense for the three and nine months then ended. The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The rental payments under the Miami office lease are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease.

Product Development and Supply Agreement.

On September 4, 2007, the Company executed a Product Development and Supply Agreement (the “Agreement”) with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan ("Sing Lin"). Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the next generation Exer-Rest®, Somno-Ease™ and Exer-Rest® Plus devices. Sing Lin will also manufacture all of the Company’s acceleration therapeutic platforms. These platforms have the appearance and functionality of either a single or twin bed in standard and extra-long dimensions.

Pursuant to the Agreement, Sing Lin will design, develop and manufacture the tooling required to manufacture the acceleration therapeutic platforms for an estimated total cost of $400,000, which amount may change subject to the Company’s prior approval. Sing Lin will utilize the tooling in the performance of its production obligations under the Agreement. The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon approval by the Company of the product prototype concepts and designs. The Company must pay the balance of the final tooling cost upon acceptance of the first units produced using the tooling. These amounts have been and will be applied toward tooling costs, and are included in furniture and equipment, net.

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

The Company has committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product. The Company expects to accept final product prototypes by the end of 2008. Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following acceptance of the final product, respectively. These purchase commitment amounts are based upon estimated product costs at the time the Agreement was executed, and may change subject to the Company’s prior approval. Through April 30, 2008, the Company had paid Sing Lin $270,000 toward the $2.2 million first year purchase commitment. This amount is recorded as advances to contract manufacturer in the accompanying unaudited condensed financial statements.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
April 30, 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No.141R”). SFAS No. 141R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 will be effective for the Company’s fiscal year beginning August 1, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.

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

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the Exer-Rest® and Somno-Ease™ motion platforms; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

Prior to 2002, our primary business was the development of computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for this ambulatory monitoring shirt to the SensorMedics division of ViaSys (“SensorMedics”) for cash and royalties on sales, and to VivoMetrics, Inc. (“VivoMetrics”), then a related party health care information company based in Ventura, California, for an equity ownership interest in VivoMetrics (now carried at zero value for financial reporting purposes) and royalties on sales and leasing of VivoMetrics’ LifeShirt systems. In April 2002, VivoMetrics received FDA clearance to market the LifeShirt system. We continue to receive royalties from SensorMedics and VivoMetrics, however there can be no assurance as to the amount of royalty revenue that will be derived from sales of the LifeShirt system.

In 2002, we began restructuring our operations and business strategy to focus on the research, development, manufacturing, marketing, and sales of non-invasive, motorized, whole body periodic acceleration platforms. These therapeutic acceleration platforms are intended for use in the home, wellness centers and clinics as an aid to improve circulation and joint mobility, relieve minor aches and pains, relieve troubled sleep and as a mechanical feedback device for slow rhythmic breathing exercise for stress management. The Company’s first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing efforts for the AT-101 until we received a Class 1Therapeutic Vibrator approval from the FDA.

In January 2005 we began development of a less costly and more efficient version of the AT-101, the Exer-Rest®. This second generation platform will also be available as the Somno-Ease™, and Exer-Rest® Plus. Until we receive FDA approval for the sale of our therapeutic acceleration platforms in the United States, we will be marketing and selling these improved platforms in the United Kingdom, Canada, Europe, India, and Latin America. In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., the world’s leading verification and certification body. ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices. In addition to our ISO certification, NIMS’ Exer-Rest® acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety related conformity tests including clinical assessment for safety and effectiveness. The CE0120 marking is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market as well as in many other countries.

The Company entered into a Product and Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Sing Lin will manufacture new third generation versions of our patented Exer-Rest® and Somno-Ease™ motorized platforms. We have determined that it is in the best interest of NIMS and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest® , Exer-Rest® Plus, and the Somno-Ease™ acceleration therapeutic platforms. These devices will be marketed and sold by NIMS promoting their acceleration therapeutics technology, in the UK, Europe, India and Latin America. They will be sold by Sing Lin in the Far East upon completion of testing and obtaining proper registration.

NON-INVASIVE MONITORING SYSTEMS, INC

The development of the Exer-Rest® has necessitated additional expenditures and commitments of capital, and we anticipate experiencing losses through at least the end of 2008 as we await sales to commence in the UK, Europe, India and Latin America. We plan to raise additional capital to fulfill our business plan, but no such raising of additional capital can be assured. We expect to begin actively marketing and selling the Exer-Rest® overseas beginning in the fourth quarter of 2008. The Exer-Rest® is currently not approved for sale in the United States, however the Company is seeking such FDA approval. The Exer-Rest® will only be marketed and sold commercially in the U.S. when and if FDA approval for marketing is obtained after a clinical trial, which is expected to be completed in the latter part of 2009. The Exer-Rest® is currently being tested in a controlled pilot study in the U.S. for temporary relief of musculoskeletal pain associated with osteoarthritis of the hip prior to the pivotal trial to be submitted to the FDA for approval to market in the United States.

Products

The Exer-Rest® is a comfortable bed-like device that moves a platform repetitively in a head-to-foot motion similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. The Exer-Rest® has the dimensions and appearance of a commercial extra long twin bed and is designed such that the user can utilize and operate it without assistance. The Somno-Ease™ will have a similar appearance to the Exer-Rest® but will have greater travel capabilities at slower speeds. The Exer-Rest® Plus will combine the features of both the Exer-Rest® and Somno-Ease™. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our Chief Executive Officer and Chairman of the Board of Directors. Dr. Sackner holds 31 United States patents and is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine. He was awarded an Honorary M.D. from the University of Zurich, and is Voluntary Professor of Medicine at the University of Miami at Mount Sinai and Emeritus Director of Medical Services at Mount Sinai Medical Center.

Twenty-six peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. The application of this technology causes release of beneficial substances from the inner lining of blood vessels to the same extent as moderate to strenuous exercise. Thus, the usual 45 minute treatment with whole body periodic acceleration is equivalent to 45 minutes of moderate to strenuous exercise with regard to the release of beneficial substances into the bloodstream. Nitric oxide is the most important of such beneficial substances. These findings are not being claimed as an intended use of the device for marketing the Exer-Rest® but demonstrate a potential mechanism for its benefits. The Somno-Ease™ produces slower motion over a greater travel distance than Exer-Rest® and is based upon the notion of “rocking” the adult to sleep analogous to rocking a baby to sleep.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No.141R”). SFAS No. 141R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, we do not anticipate that this Statement will have a significant impact on our financial statements.

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

NON-INVASIVE MONITORING SYSTEMS, INC

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 will be effective for our fiscal year beginning August 1, 2008. Currently, we do not anticipate that this statement will have a significant impact on our financial statements.

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

Results of Operations

Revenue. Total revenues were $39,000 for the three months ended April 30, 2008, as compared to $77,000 for the three months ended April 30, 2007. This $38,000 decrease in revenues was primarily due to a $48,000 reduction in royalty revenue, offset in part by a $10,000 increase in product sales. Total revenues decreased to $194,000 for the nine months ended April 30, 2008 from $235,000 for the nine months ended April 30, 2007. This $41,000 decrease resulted primarily from a $57,000 decrease in royalty revenue, offset in part by a $16,000 increase in product sales.

Combined royalties from VivoMetrics and SensorMedics were $26,000 and $74,000 for the three months ended April 30, 2008 and 2007 respectively, and $150,000 and $207,000 for the nine months ended April 30, 2008 and 2007, respectively. We expect future royalty revenues to increase from the level recognized in the quarter ended April 30, 2008 to amounts more consistent with prior quarters, however there can be no assurances that the Company will continue to receive similar royalties.

Cost of Sales. Cost of sales were $15,000 and $41,000 for the three and nine months ended April 30, 2008, respectively, and $0 and $11,000 for the three and nine months ended April 30, 2007, respectively. One therapeutic platform unit was sold during the three months ended April 30, 2008, while no units were sold during the three months ended April 30, 2007. There were four units sold during the nine months ended April 30, 2008, as compared to one unit sold during the nine months ended April 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $463,000 for the three months ended April 30, 2008 from $439,000 for the three months ended April 30, 2007. This $24,000 increase primarily resulted from increased wages, including increases in stock based compensation and professional fees. Selling, general and administrative expenses increased from $1,106,000 for the nine months ended April 30, 2007 to $1,384,000 for the nine months ended April 30, 2008, an increase of $278,000 as a result of an increase in wages including approximately $132,000 relating to a separation agreement with our former chief executive officer, and increases in stock based compensation, professional fees, travel, sales and marketing and office expenses.

Research and development costs. Research and development costs were approximately $49,000 for the three months ended April 30, 2008, as compared to $35,000 for the three months ended April 30, 2007. Research and development costs decreased from $232,000 for the nine months ended April 30, 2007 to $125,000 for the nine months ended April 30, 2008, a decrease of $107,000. This decrease was primarily a result of product development costs for the Exer-Rest® being substantially completed in fiscal year ended July 31, 2007. Current research and development costs have been incurred for regulatory testing required for FDA approval.

Total operating expenses. Total operating expenses increased from $474,000, for the three months ended April 30, 2007 to $527,000, for the three months ended April 30, 2008, an increase of $53,000. Total operating expenses increased from $1,349,000, for the nine months ended April 30, 2007, to $1,550,000, for the nine months ended April 30, 2008, an increase of $201,000. These increases were primarily attributed to an increase in selling, general and administrative expenses offset in part by a decrease in research and development costs.

Interest income (expense), net. Net interest income decreased from $14,000 for the three months ended April 30, 2007, to $0 for the three months ended April 30, 2008. This decrease of $14,000 was primarily a result of the operational utilization of funds held in interest-bearing accounts. Net interest income increased from $5,000 for the nine months ended April 30, 2007 to $10,000 for the nine months ended April 30, 2008. This increase of $5,000 was primarily a result of an increase in interest-bearing accounts from the proceeds of a private placement completed in October 2006.

NON-INVASIVE MONITORING SYSTEMS, INC

Net loss. Net loss increased from $383,000, for the three months ended April 30, 2007, to $488,000, for the three months ended April 30, 2008, an increase of $105,000. Net loss increased from $1,109,000, for the nine months ended April 30, 2007 to $1,346,000 for the nine months ended April 30, 2008, an increase of $237,000. These increases were primarily due to an increase in operating expenses.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities. At April 30, 2008 we had unrestricted cash of $905,000 and working capital of $1,080,000. While these funds could be sufficient for our immediate operating needs, we will likely need to obtain additional debt or equity financing to continue our business activities beyond 2008, including minimum product purchase commitments under the product development and supply agreement with Sing Lin described above.

Net cash used in operating activities was $1,406,000 for the nine months ended April 30, 2008, up from $627,000 for the nine months ended April 30, 2007. This $779,000 increase was primarily due to the increased operating loss and $270,000 of advance payments to Sing Lin for inventory purchases.

Our investing activities provided $79,000 of net cash for the nine months ended April 30, 2008 due to the redemption of $400,000 of certificates of deposit held in restricted cash, offset in part by $300,000 of payments for tooling development under the Sing Lin agreement. Investing activities used $417,000 of net cash for the nine months ended April 30, 2007, primarily due to the purchase of $400,000 of certificates of deposit used as collateral for our bank loan.

Net cash provided by financing activities decreased to $1,076,000 for the nine months ended April 30, 2008 from $2,119,000 for the nine months ended April 30, 2007, a decrease of $1,043,000. For the nine months ended April 30, 2008, financing activities included the receipt of $1.5 million from the issuance of Series D Preferred Stock, offset in part by the repayment of $500,000 of notes payable. For the nine months ended 2007, financing activities included the receipt of $2.2 million as a result of the exercise of warrants and options described below.

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

At April 30, 2008, we had available net operating loss carryforwards of approximately $16.1 million which expire in various years through 2027. The net operating loss carryfowards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements we had net losses in the amount of $488,000 and $383,000 for the three months ended April 30, 2008 and 2007 respectively, and $1,346,000 and $1,109,000 for the nine months ended April 30, 2008 and 2007 respectively. In addition, we had an accumulated deficit of $17,545,000 as of April 30, 2008, as well as substantial purchase commitments (see Note 8 to the unaudited condensed financial statements). These matters raise substantial doubt about our ability to continue as a going concern.

We will likely need to raise additional capital to continue our business activities, which are currently focused on the development, marketing and production of the Exer-Rest®. It is our intention to obtain the required additional capital needed to continue our business activities through new debt or equity financing, but there can be no assurance that we will be successful in this regard. The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. Please see Note 5 of the unaudited condensed financial statements regarding the issuance of the Series D Preferred Stock in April 2008.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2008 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We concluded that our system of controls was not operating effectively primarily because we did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the U.S. (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act. We did not maintain effective controls over the presentation of our consolidated financial statements and related disclosures in preparing our consolidated financial statements. This conclusion was based on the following:

In reviewing our Annual Report on Form10-KSB after its filing, we determined that certain required information was omitted or in error. In preparing the financial statements for the quarter ended January 31, 2008, we uncovered additional errors relating to the number of outstanding options as of July 31, 2006 and July 31, 2007 as reported in our reports on Form 10-KSB for the periods ended as of such dates. These errors had no impact on our reported financial position, results of operations or cash flows for the years ended July 31, 2007 and 2006.

In preparing the financial statements for the quarter ended January 31, 2008, we also discovered an error in the Form 10-QSB for the quarter ended October 31, 2007 relating to the amortization of the amount of stock based compensation expense for options granted in October 2007, resulting in the understatement of operating expense and net loss reported for the quarter ended October 31, 2007.

As of the date of this filing, we have adopted more stringent procedures and controls to assure outstanding options will be properly reported in the future. These include instituting and maintaining a subsidiary ledger that will be balanced at each month end and referenced to the minutes of the Board giving authorization for the options. In addition we have implemented certain more stringent review of our quarterly and annual reports to assure compliance with disclosure requirements, including the use of outside professionals to assist us with compliance. We have also appointed a new Chief Financial Officer and added other personnel with the appropriate knowledge of GAAP and the financial reporting requirements of the Exchange Act.

Other than as described above, there were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2008.

NON-INVASIVE MONITORING SYSTEMS, INC

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reported in a Form 8-K filed March 4, 2008, in connection with the Separation Agreement entered into on February 29, 2008 between the Company and Gary Macleod, and pursuant to a Notice of Exercise dated January 24, 2008, Mr. Macleod was issued 550,000 shares for the cashless exercise of 1,500,000 options.

As reported in a Form 8-K filed April 8, 2008, we issued 1,000 shares of Series D Preferred Stock. The Series D Preferred Stock has no preference with respect to dividends to our Common Stock, and is entitled to receive dividends when, as and if declared by our Board of Directors, together with the holders of the Common Stock, ratably on an “as-converted” basis. Each holder of a share of Series D Preferred Stock shall have the right, at any time, to convert such share of Series D Preferred Stock into shares of Common Stock at an initial rate of 5,000 shares of Common Stock per share of Series D Preferred Stock. The holders of the Series D Preferred Stock will be entitled to vote, together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of our capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law. In the event of any liquidation, dissolution or winding up of our affairs, either voluntarily or involuntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock. The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of our Series C Preferred Stock, par value $1.00 per share, and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Common Stock. The Series D Preferred Stock is not redeemable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits Index

10.1	Stock Purchase Agreement dated as of April 3, 2008 between the Registrant and the Investors named therein (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 8, 2008).

10.2	Separation and Release Agreement entered into February 29, 2008 between the Registrant and Gary Macleod. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 4, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NON-INVASIVE MONITORING SYSTEMS, INC

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 16, 2008	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: June 16, 2008	By:	/s/ Adam S. Jackson
Adam S. Jackson, Chief Financial Officer

EXHIBIT INDEX

10.1	Stock Purchase Agreement dated as of April 3, 2008 between the Registrant and the Investors named therein (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 8, 2008).

10.2	Separation and Release Agreement entered into February 29, 2008 between the Registrant and Gary Macleod. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 4, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.