Form 10KSB
period 2008-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2008-10-29
CIK 720762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2008

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

Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. མ

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $302,000

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant held as of October 20, 2008, was approximately $27,216,000

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share (the “Common Stock”), as of October 20, 2008, was 68,039,065.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

NON-INVASIVE MONITORING SYSTEMS, INC.
Report on Form 10-KSB
For the Fiscal Year Ended July 31, 2008

Forward-Looking Statements

This Report contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”), which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; approval by the Food and Drug Administration of the Exer-Rest® and the Somno-Ease™ motion platforms; dependence on future sales of the Exer-Rest® and Somno-Ease™ motion platforms; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

A. General Development of Business.

Introduction

Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS”) was incorporated in Florida on July 16, 1980. The Company’s offices are located at 4400 Biscayne Boulevard, Suite 680, Miami, Florida, 33137 and its telephone number is (305) 861-0075. The Company’s primary business is the research, development, manufacturing and marketing of a line of motorized, non-invasive, whole body, periodic acceleration platforms. These platforms are the home, wellness center and clinic version of the Company’s original acceleration platform, the AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices were sold in 1999 to the SensorMedics Division of ViaSys (which is now a unit of Cardinal Health, Inc. (“SensorMedics”)), and to privately held VivoMetrics, Inc. (“VivoMetrics”), both of which currently pay royalties to NIMS on sales of these products.

Business

Prior to 2002, our primary business was the development of computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for these ambulatory monitoring devices to SensorMedics for cash and royalties on sales. We also assigned the patents to VivoMetrics, then a related party, for an equity ownership interest in VivoMetrics (now carried at zero value for financial reporting purposes) and royalties on sales and leasing of VivoMetrics’ LifeShirt® systems. In April 2002, VivoMetrics received FDA clearance to market the LifeShirt® system. We continue to receive royalties from both SensorMedics and VivoMetrics, however there can be no assurance as to the amount of royalty revenue that will be derived from these patent assignments.

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

In January 2005 we began development of a less costly and more efficient second generation version of the AT-101, the Exer-Rest® (now designated the Exer-Rest® AT). Until we receive FDA approval for the sale of our therapeutic acceleration platforms in the United States, we will be marketing and selling these improved platforms in the United Kingdom, Canada, Europe, India, and Latin America. In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., the world’s leading verification and certification body. ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices. In addition to our ISO certification, NIMS’ Exer-Rest® AT acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety related conformity tests including clinical assessment for safety and effectiveness. The CE0120 marking is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market as well as in many other countries.

The Company entered into a Product and Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement, Sing Lin will manufacture new third generation versions of our patented Exer-Rest® motorized platforms (designated the Exer-Rest® SL and the Exer-Rest® TL). We have determined that it is in the best interest of NIMS and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest® line of acceleration therapeutic platforms. These devices will be marketed and sold by NIMS promoting their acceleration therapeutics technology, in the UK, Europe, India and Latin America. They will be sold by Sing Lin in the Far East upon completion of testing and obtaining proper registration.

The development of the Exer-Rest® has necessitated additional expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2009 fiscal year as we commence sales in Canada, the UK, Europe, India and Latin America. We plan to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to raise capital, we will not be able to continue operations. We expect to begin actively marketing and selling the Exer-Rest® overseas beginning in the first fiscal quarter of 2009. The Exer-Rest® is currently not approved for sale in the United States, however the Company is seeking such FDA approval. The Exer-Rest® will only be marketed and sold commercially in the U.S. as a medical device when and if FDA approval is obtained. We filed a 510(k) application with the FDA in October 2008 for approval to market the Exer-Rest® in the United States. The 510(k) application included clinical trial and investigational data to support the intended use of the Exer-Rest® as an aid to improve circulation and provide temporary relief of aches and pains. The FDA is expected to provide a preliminary response to our application within 90 days, however there can be no assurance that the FDA will respond in that timeframe. Although we believe that our application satisfies all of the FDA’s requirements to grant approval to market the Exer-Rest® in the United States, there can be no assurance that such approval will be granted.

 B. Financial Information about Industry Segments.

Not applicable.

C. Narrative Description of Business.

Introduction

We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body, periodic acceleration therapeutic platforms. An acceleration platform is a motorized platform that moves a subject repetitively from head to foot 140 times per minute over a distance of 0.65” (1.65cm). Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our Chief Executive Officer and Chairman of the Board of Directors. Dr. Sackner holds 32 United States patents and is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine. He was awarded an Honorary M.D. from the University of Zurich, and is Voluntary Professor of Medicine at the University of Miami at Mount Sinai and Emeritus Director of Medical Services at Mount Sinai Medical Center.

Twenty-six peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. The application of this technology causes release of beneficial substances from the inner lining of blood vessels to the same extent as moderate to strenuous exercise. Thus, the usual 45 minute treatment with whole body periodic acceleration is equivalent to 45 minutes of moderate to strenuous exercise with regard to the release of beneficial substances into the bloodstream. Nitric oxide is the most important of such beneficial substances. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.

Current Products

AT-101 Therapeutic Vibrator and the Exer-Rest®:

The AT-101 therapeutic vibrator is a comfortable gurney styled device that moves a platform repetitively in a head-to-foot motion, similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in the United States. QTM Incorporated (“QTM”), an FDA registered manufacturer (Oldsmar, FL) manufactured the device, which was built in accordance with ISO and FDA Good Manufacturing Practices. As discussed above, we stopped selling the AT-101 in the United States in January 2005, but continued selling overseas as we began development of the Exer-Rest®. We ceased manufacturing the AT-101 in January 2005.

The Exer-Rest® AT therapeutic vibrator is based upon the design and concept of the AT-101 therapeutic vibrator, but has the dimensions and appearance of a commercial extra long twin bed. The Exer-Rest® AT, which is also manufactured by QTM, weighs about half as much as the AT-101, has a much more efficient and less costly drive mechanism, has a much lower selling price than the AT-101, and is designed such that the user can utilize and operate it without assistance. The wired hand held controller provides digital values of speed, travel and time rather than analog values of speed and arbitrary force values as in the AT-101. Sales of the Exer-Rest ® AT began overseas in October 2007.

The Exer-Rest® SL and Exer-Rest® TL, which are being manufactured by Sing Lin, further advance the acceleration therapeutic platform technology. The SL and TL models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the whole body, periodic acceleration experience. The first Exer-Rest® SL and Exer-Rest® TL platforms are expected to be delivered in October 2008.

The Somno-Ease™, a variation of the Exer-Rest® currently in development, is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living. The Somno-Ease™ will have a similar appearance to the Exer-Rest® SL and TL models, but produces slower motion over a greater travel distance than Exer-Rest® and is based upon the notion of “rocking” the adult to sleep analogous to rocking a baby to sleep. The Exer-Rest® Plus, which is also in development, will combine the features of both the Exer-Rest® and Somno-Ease™.

LifeShirt®:

The LifeShirt® is a Wearable Physiological Computer (US Patents 6,551,252 [issued April 22, 2003], 6,413,225 [issued July 2, 2002], 6,047,203 [issued April 4, 2000]) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module. This module interfaces with the compact flash memory of a Personal Digital Assistant (“PDA”) for collection of raw waveforms and digital data. Such data are then transmitted from the flash memory to a Data Collection Center that transforms the data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication diary into the PDA for integration with the physiologic information collected with the LifeShirt® garment. Data from flash memory can be mailed to VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt® garment system while at rest, during exercise, at work, and during sleep.

Regulatory Compliance

Medical device manufacturers are subject to extensive federal and state regulations relating to nearly every aspect of the development, manufacture and commercialization of such products. The FDA is the principal regulatory authority over medical devices in the United States. Additionally, in order to manufacture and market medical devices overseas, which the Company believes is a significant potential market for its product the Company must comply with regulatory requirements and procedures in various foreign countries. The CE mark is required for marketing in the European Community and the Company obtained the CE mark for the Exer-Rest® in January 2008.

Patents and Trademarks

The Company currently holds four United States patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional United States and 4 foreign patents. The Company previously transferred 14 U.S. patents to VivoMetrics, Inc. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company’s technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The patents along with their expiration dates (20 years from filing date) are listed below:

US Patent	Inventors	Title	Expiration Date
7,404,221	Sackner, Marvin A.	Reciprocating movement platform for the external addition of pulses to the fluid channels of a subject	August 4, 2024

7,111,346	Inman, D. Michael; Sackner, Marvin A.	Reciprocating movement platform for the addition of pulses of the fluid channels of a subject	May 15, 2023

7,090,648	Sackner, Marvin A.; Inman, D. Michael	External addition of pulses to fluid channels of body to release or suppress endothelial mediators and to determine effectiveness of such intervention	September 28, 2021

6,155,976	Sackner, Marvin A.; Inman, D. Michael; Meichner, William J.	Reciprocating movement platform for shifting subject to and fro in headwards-footwards direction	May 24, 2019

With respect to its present and proposed product line, the Company has 17 trademarks and trade names which are registered in the United States and in several foreign countries, including the Company’s principal trademark, Exer-Rest®.

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

D. Risk Factors

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. If any of the following factors actually occur, our business, financial condition or results of operations could be materially harmed. In that case, the value of our common stock could decline substantially.

Risks Relating to Our Business.

Our financial statements indicate that we may be unable to continue as a going concern. We have a history of operating losses and we do not expect to become profitable in the near future:

Our consolidated financial statements for the years ended July 31, 2008 and 2007 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2008, 2007 and 2006 were $1.8 million, $1.4 million and $613,000, respectively. As of July 31, 2008, we had an accumulated deficit of $18.0 million. Our revenues during 2005 until today were primarily derived from royalties on sales of diagnostic monitoring hardware and software licensed to third parties and from sales of parts and services related to acceleration therapeutics platforms used for research purposes. We have not as yet received approval from the Food and Drug Administration (the “FDA”) to sell our therapeutic acceleration platform, the Exer-Rest®, in the United States and our ability to market our products in other countries may be subject to regulatory clearances and approvals in such jurisdictions. There can be no assurance that we will obtain clearance for marketing our products by the FDA or by the applicable regulatory authorities in all jurisdictions where we may want to market our products. In addition, even if we obtain the applicable regulatory clearance, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our products:

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market, our principal product, the Exer-Rest®, in the United States until we receive a clearance or approval from the FDA. The FDA will not grant such approval until we submit the results of a clinical trial that are satisfactory to the FDA. If the trial results we submitted to the FDA are not deemed satisfactory, we may have to launch new trials which will require significant additional expenditures and further delay the launch of Exer-Rest® sales in the United States. There is no assurance as to (i) when the FDA will clear or approve the Exer-Rest® for marketing in the United States, (ii) the additional steps we may need to undertake to obtain such clearance or approval or the costs we may need to incur in connection therewith, or (iii) whether the FDA will ever grant such clearance or approval.

Even if we obtain regulatory clearances or approvals for our products, the terms of clearances or approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate anticipated revenues:

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may only be promoted for its indicated uses. Accordingly, it is possible that our products may be cleared or approved for fewer or more limited uses than we request or that clearance or approval may be granted contingent on the performance of costly post-marketing clinical trials. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve our products, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the product will be subject to extensive regulatory requirements. It is possible that the FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our products. Further, regulatory agencies must approve our manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions.

In addition, the FDA and other non-U.S. regulatory authorities may change their policies and additional regulations may be enacted that could prevent or delay regulatory clearance or approval of our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we would likely not be permitted to market our products and we may not achieve or sustain profitability.

We rely on third parties to manufacture and supply our products:

We do not own or operate manufacturing facilities for clinical or commercial production of our products, other than a prototype lab. We have no experience in medical device manufacturing, and we lack the resources and the capability to manufacture any of our products on a commercial scale. We entered into a Product and Development and Supply Agreement with Sing Lin Technology Co. Ltd. (“Sing Lin”) to, among other things, manufacture all of our acceleration therapeutic platforms. However, Sing Lin has not yet fully commenced commercial manufacturing. If Sing Lin is unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require. We expect to depend on QTM, Sing Lin and other third-party contract manufacturers for the foreseeable future.

Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our product. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

Our competitors may develop and market products that are more effective, safer or less expensive than our products, negatively impacting our commercial opportunities:

The life sciences industry is highly competitive, and we face significant competition from many medical device companies that are researching and marketing products designed to address the same ailments we are endeavoring to address. The medical devices that we have developed or are developing will compete with other medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other medical devices and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. If our competitors market products that are more effective, safer, easier to use or less expensive than our products, or that reach the market sooner than our products, we may not achieve commercial success. In addition, the medical device industry is characterized by rapid technological change. It may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or products obsolete or less competitive.

If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed:

We currently hold four United States patents with respect to overall design and specific features of our present and proposed products and have submitted applications with respect to four foreign patents. The issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, unenforceable or circumvented. Moreover, the United States Patent and Trademark Office (the “USPTO”) may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

Our pending patent applications may not result in issued patents. The patent position of medical device companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in medical device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected:

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties:

Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import products or impair our competitive position. In addition, to the extent that a third party develops new technology that covers our products, we may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms, if at all. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts:

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

We require additional funding, which may not be available to us on acceptable terms, or at all. In addition, we plan to amend our Articles of Incorporation to increase our number of authorized shares of Common Stock:

We need to raise additional capital in order for us to continue our operations as currently contemplated. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. In order to raise additional capital we may need to amend our Articles of Incorporation to increase our number of authorized shares of Common Stock; this will require shareholder approval. We anticipate that shareholder approval of such an amendment will be obtained; however, there can be no absolute assurance that will be the case. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our clinical trials, research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates or grant licenses on terms that may not be favorable to us.

Risks Relating to Our Stock.

We do not anticipate paying dividends on our Common Stock in the foreseeable future:

We have not declared and paid cash dividends on our common stock in the past and we do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Because our Common Stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected:

Our Common Stock is a “penny stock” since, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange and it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission (“SEC”). This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our Common Stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our Common Stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our Common Stock publicly at times and prices acceptable to them.

Our stock price has been volatile and there may not be an active, liquid trading market for our Common Stock:

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. Factors that have a significant impact on the price of our common stock, in addition to the other issues described in this report, include results of or delays in our pre-clinical and clinical studies, announcements of technological innovations or new commercial products by us or others, developments in patents and other proprietary rights by us or others, future sales of our common stock by existing stockholders, regulatory developments or changes in regulatory guidance, the departure of our officers, directors or key employees, and period-to-period fluctuations in our financial results. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTC Bulletin Board Market.

Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline:

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of the research, development and regulatory submissions of our devices that could cause our operating results to fluctuate. As a result, in some future quarters our clinical, financial or operating results may not meet the expectations of securities analysts and investors which could result in a decline in the price of our stock.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company currently leases two office spaces. The first is for approximately 1,200 square feet located at 4400 Biscayne Boulevard, Miami, Florida, and is leased from a company controlled by a holder of more than 10% of the Company’s Common Stock under a five-year lease. The second is located at 5204 Paylor Lane, Sarasota, Florida, has been vacated and is subject to a lease which expires November 15, 2008.

The total rent expense for both the Miami and Sarasota offices was $82,000 for the fiscal year ended July 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended July 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The table below sets forth, for the respective periods indicated, the high and low bid prices for the Company’s common stock in the over-the-counter market as reported by the OTC Bulletin Board under the symbol NIMU.OB. The bid prices represent inter-dealer transactions, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
October 31, 2006	$0.75	$0.52
January 31, 2007	$0.70	$0.48
April 30, 2007	$1.93	$0.63
July 31, 2007	$1.80	$1.01
October 31, 2007	$1.06	$0.75
January 31, 2008	$0.81	$0.43
April 30, 2008	$0.64	$0.41
July 31, 2008	$0.57	$0.36

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2008, we had 1,606 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company. We believe that the actual number of beneficial shareholders is considerably higher.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This discussion may contain “forward-looking” statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words “believes,” “budget,” “target,” “goal,” “anticipate,” “expect,” “plan,” “outlook,” “objective,” “may,” “project,” “intend,” “estimate,” or similar expressions.

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

Royalties Receivable. Management estimates future collectability of royalties based on an account’s aging, payment history and financial condition. The Company does not normally require collateral from its licensees.

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

Results of Operations

In January 2005, we began developing the Exer-Rest® line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the AT-101. The Exer-Rest® AT platform was first available for delivery to certain locations outside of the United States in October 2007. Prior to the first export sales of the Exer-Rest® AT, we continued to sell the AT-101 in certain locations outside of the United States. In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value. The newest Exer-Rest® SL and TL platforms, which have been developed under our agreement with Sing Lin, became available for sale in the first quarter of our 2009 fiscal year. We expect to increase our international sales activity with aggressive marketing and promotional pricing beginning in the first quarter of fiscal 2009.

The Exer-Rest® line is not currently approved for sale in the United States. The Company has submitted a 510(k) application to the FDA for approval to market the Exer-Rest® platforms in the United States for their intended use to improve circulation and for temporary relief of aches and pains. There can be no assurance that the FDA will grant such approval.

Year Ended July 31, 2008 Compared to Year Ended July 31, 2007

Gross revenues. Gross revenues decreased from $310,000 for the year ended July 31, 2007 to $302,000 for the year ended July 31, 2008, a decrease of $8,000, primarily as a result of a $9,000 decrease in royalty income. Four Exer-Rest® AT units were sold for a total of $41,000 during the year ended July 31, 2008, as compared to two AT-101 units sold during the 2007 fiscal year for the same total revenue.

Cost of sales. Cost of sales increased from $10,000 for the year ended July 31, 2007 to $19,000 for the year ended July 31, 2008, an increase of $9,000. The increase was primarily due to the increased number of units sold during the year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $1,390,000 for the year ended July 31, 2007 to $1,953,000 for the year ended July 31, 2008. This increase of $563,000 was primarily as a result of increased legal and audit fees associated with our public company filings, $126,000 severance paid to our former Chief Executive Officer and increased compensation expense related to the addition of sales and finance personnel. Selling, general and administrative expense includes stock based compensation expense, which totaled $314,000 for 2008, as compared to $388,000 for 2007. For 2007, $296,000 of stock compensation expense related to the fair value of bonus shares given to directors and guarantors of the then outstanding bank debt of the Company, in connection with the October 2006 equity funding described below.

Research and development costs. Research and development costs decreased from $282,000 for the year ended July 31, 2007 to $178,000 for the year ended July 31, 2008. This decrease of $104,000 was primarily as a result of the winding down of development on the Exer-Rest® and related products as we focused on building the tooling and inventory in advance of sales.

Total operating expenses. Total operating expenses increased from $1,682,000 for the year ended July 31, 2007 to $2,150,000 for the year ended July 31, 2008. This increase of $468,000 is primarily attributable to the increased general and administrative expenses described above.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities. At July 31, 2008, we had cash of $86,000 and working capital of $494,000. These funds will not be sufficient for our operating needs, and the Company will need to obtain additional debt or equity financing to continue its business activities during fiscal 2009. No assurance can be given that such additional financing will be available on acceptable terms or at all.

Net cash used in operating activities increased to $2,232,000 for the year ended July 31, 2008 from $948,000 for the year ended July 31, 2007. This increase of $1,284,000 was principally due to an increase in inventory and advances to Sing Lin as we prepare to commence sales of the full line of Exer-Rest® platforms, and the increase in operating expenses described above.

Net cash provided by investing activities was $86,000 for the year ended July 31, 2008, due primarily to the redemption of $400,000 in certificates of deposit held as collateral for bank notes, offset by cash payments of $300,000 for Exer-Rest® tooling and the $25,000 purchase of five Exer-Rest® AT units to be used for demonstration purposes. Investing activities in 2007 used $419,000, primarily due to the initial purchase of the $400,000 of certificates of deposit described above.

Net cash provided by financing activities decreased to $1,076,000 for the year ended July 31, 2008 from $2,119,000 for the year ended July 31, 2007. The decrease of $1,043,000 was principally due to the difference between the $1.5 million raised by the April 2008 Series D Preferred Stock Offering described below and the $2.2 million raised by the October 2006 Equity Financing described below. Cash flows from financing activities were also lower in 2008 due to the repayment of the $500,000 of bank notes secured by the certificates of deposit described above.

October 2006 Equity Financing. In October 2006, the Company accepted $2.2 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,691,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising optionholders and warrantholders. The options and warrants were exercised pursuant to an offer (the “Offer”) by the Company to certain optionholders and warrantholders to grant exercising optionholders and warrantholders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”). Pursuant to the Offer, options to purchase 3,067,504 shares of Common Stock and warrants to purchase 9,175,000 shares of Common Stock were exercised. An additional 613,501 Bonus Shares were issued to exercising optionholders and an additional 1,835,000 Bonus Shares were issued to exercising warrantholders. Directors (including a director holding more than 10% of the outstanding Common Stock (a “10% Holder”) exercised in the aggregate, options to purchase 2,189,164 shares of Common Stock and received 437,833 Bonus Shares for payment of $592,084. A 10% Holder exercised warrants to purchase 3,250,000 shares of Common Stock and received 650,000 Bonus Shares for payment of $487,500. Warrants to purchase 125,000 shares that may be deemed to be beneficially owned by an officer of the Company were exercised for payment of $18,750 and 25,000 Bonus Shares were issued on account of such exercise. (See Notes 6 and 7 to the accompanying financial statements.)

April 2008 Series D Preferred Stock Offering. On April 7, 2008, we completed the sale of an aggregate of 1,000 shares of a new series of our Preferred Stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), to certain private investors (collectively, the “Investors”) pursuant to a Stock Purchase Agreement entered into on April 3, 2008 (the “Stock Purchase Agreement”). The Investors include Marvin Sackner, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock; Steven Mrha, an executive officer of the Company, and Frost Gamma Investments Trust (“Frost Gamma”), a holder of more than 10% of the outstanding Common Stock (collectively, the “Related Party Investors”). The aggregate purchase price for the Series D Preferred Stock was $1,500,000, of which $795,000 was paid by the Related Party Investors. Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of the Company’s common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock. The Series D Preferred Stock was issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis. The April 7, 2008 closing price of the Common Stock on the over-the-counter bulletin board was $0.53 per share, resulting in a $1,150 intrinsic value per share of Series D Preferred Stock on the issue date. The $1,150,000 aggregate intrinsic value of the Series D Preferred Stock on the issue date was deemed a dividend paid to the Investors on the closing date, and as an increase in loss attributable to common shareholders in the accompanying financial statements for the year ended July 31, 2008. (See Notes 6 and 7 to the accompanying financial statements.)

Royalties from VivoMetrics and SensorMedics were $256,000 and $265,000 in 2008 and 2007 respectively. There can be no assurances that the Company will receive similar royalties in 2009.

Under the Agreement with Sing Lin, NIMS is committed to purchase the tooling required to manufacture the acceleration therapeutic platforms. The estimated total cost of the tooling is $475,000, which amount may change subject to our prior approval. Through July 31, 2008, we have paid $300,000 toward the tooling cost, and we must pay the balance of the final tooling cost upon acceptance of the first units produced using the tooling, which acceptance occurred during the first quarter of our 2009 fiscal year. In addition to the $300,000 paid to Sing Lin, the Company recorded $142,000 of construction in progress for work completed on the tooling through July 31, 2008. These amounts have been and will be applied toward tooling costs, and are included in furniture and equipment, net. The Company has also committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product and an additional $3.5 million and $7.5 million of products in the second and third years following acceptance of the final product, respectively. Under the Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery. Through July 31, 2008, we have paid Sing Lin $659,000 in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $439,000 upon taking delivery of the units currently in production. We expect such deliveries to occur periodically throughout the 2009 fiscal year, beginning in the first quarter.

At July 31, 2008, we had available net operating loss carryforwards of approximately $10.6 million which expire in various years through 2028. The net operating loss carryforwards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

On August 28, 2008 we entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property. The Lenders include a holder of more than 10% of the outstanding Common Stock and a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock. We may borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”). The interest rate payable by us on amounts outstanding under the Revolver is 11% per annum, and increases to 16% after the Maturity Date or after an Event of Default. All amounts owing under the Revolver must be repaid by the Maturity Date, and amounts outstanding are prepayable at any time. On August 29, 2008 we drew down $300,000 under the Revolver.

As of September 30, 2008, we had cash and cash equivalents of approximately $125,000, including amounts raised in the Revolver loan financing described above, which matures on October 31, 2008. We estimate that our current cash reserves will be sufficient to fund our operations for only the next two months. If we are unable to refinance the Revolver and/or generate significant revenues from sales of Exer-Rest® platforms, we will have insufficient funds to continue operations without raising additional capital. As of September 30, 2008, we had open orders for the overseas delivery of 13 Exer-Rest® platforms and the U.S. delivery of 11 units for research purposes. The aggregate purchase price for these 24 units is approximately $200,000, however there can be no assurance that our customers will take delivery of the ordered units, or that payment for delivered units will be collected in a timely manner.

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements required by this Item, the accompanying notes thereto and the report of independent accountants are included as part of this Form 10-KSB immediately following the signature page, beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For the period ended July 31, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2008, our internal controls over financial reporting were effective as of July 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm, Eisner LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

As reported in our Quarterly Report on Form 10-QSB for the period ended April 30, 2008, we had concluded that our system of controls was not operating effectively as of that date primarily because we did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the U.S. (“GAAP”) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act. We further concluded that we had not maintained effective controls over the presentation of our financial statements and related disclosures in preparing our financial statements, because certain required information was either omitted or reported incorrectly, including the tracking and reporting of stock options and share-based compensation expense. Prior to the filing of our Quarterly Report on Form 10-QSB for the period ended April 30, 2008, we adopted more stringent procedures and controls to assure that options and related expense will be properly reported in the future. In addition we have implemented certain more stringent review of our quarterly and annual reports to assure compliance with disclosure requirements, including the use of outside professionals to assist us with compliance. We have also appointed a new Chief Financial Officer and added other personnel with the appropriate knowledge of GAAP and the financial reporting requirements of the Exchange Act and the ability to institute appropriate accounting and financial statement review procedures. Although no system of controls can provide absolute assurance that all control issues, if any, have been detected, as a result of the changes set forth above, we now believe that our system of internal controls over financial reporting is operating effectively.

Other than as described above, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fourth quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, and position of each of our current executive officers and directors. Gary Macleod, who served as Director and CEO during part of the fiscal year ended July 31, 2008, and Gary Wetstein, who served as Chief Financial Officer during part of the fiscal year ended July 31, 2008, are not included in the table.

Name	Age	Position
Marvin A. Sackner, M.D.	76	Chairman of the Board and Chief Executive Officer

Taffy Gould	66	Director and Vice Chairman of the Board

Morton J. Robinson, M.D.	76	Director and Secretary

John G. Clawson	80	Director

Gerard Kaiser, M.D.	75	Director

Leila Kight	61	Director

Steven B. Mrha	43	Chief Operating Officer

Adam S. Jackson	46	Chief Financial Officer

Our Articles of Incorporation provide that we are permitted up to eight directors consisting of two directors in Class One, two directors in Class Two, and four directors in Class Three. Gerard Kaiser, M.D. was elected as a Class One Director in 2002 to serve initially for two years and for periods of six years thereafter. Leila Kight and John G. Clawson were elected in 2002 as Class Two Directors to serve initially for four years and for periods of six years thereafter. Marvin A. Sackner, M.D., Taffy Gould, and Morton J. Robinson, M.D. were elected as Class Three Directors in 2002 to serve initially for six years and for periods of six years thereafter. As we have not held an election for Directors since the expiration of the initial staggered terms described above, all of our Directors currently hold their offices until the next annual meeting of the Company’s shareholders or until their successors have been duly elected and qualified or until their earlier resignation, removal from office or death. The following is a brief description of the business experience of our executive officers, directors and significant employees:

MARVIN A. SACKNER, M.D. was elected as our Chairman of the Board, Chief Executive Officer and Director in November 1989 and has remained as Chairman of the Board and Director to the present time. He initially resigned as CEO in 2002, but has remained an employee through the date hereof. In connection with the December 2007 resignation of Gary Macleod, Dr. Sackner reassumed the CEO position, and remains in that capacity. Dr. Sackner co-founded Respitrace Corporation, a predecessor to the Company, in 1977 and was the Chairman of its Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973-1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. Town & Country Magazine selected him as one of the Best Doctors in America in 1979, 1984, and 1989. Good Housekeeping Magazine in 1991 selected him as one of the Best 400 Doctors in America. In 2007, he was awarded an Honorary Doctorate Degree for "outstanding work in the entire field of pulmonology and sleep disorders," by the University of Zurich (Switzerland). He holds 32 United States Patents. He has written 221 scientific papers and four books. He founded the Sackner Archive of Concrete and Visual Poetry with his wife Ruth, and they have been recognized in 1990, 1991, 1992, 2002, and 2007 as one of the top 100 American collectors by Art & Antiques magazine and in 2007 by Lifestyles magazine.

TAFFY GOULD was elected a Director of the Company in December, 2000 and Vice Chairman of the Board of Directors in April 2002. Since 1977 she has been the President of Housing Engineers of Florida, Inc., a Florida real estate management company. From December 2000 to present she has also been the managing member of GlobalTechnologyAgents.com, LLC, a Florida limited liability company which advises technology companies and end-users in the business, academic, and medical spheres around the world. Additionally, she has served since December 2002 as the managing member of e-Medical Education, LLC, a company founded in 2002 that creates and delivers online medical education and administers the Oceania University of Medicine.

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

JOHN G. CLAWSON was elected as a director in May 2002. From 1975 to 1993, Mr. Clawson served as Chief Executive Officer of Hill Rom, Inc. From 1994 to the date hereof, Mr. Clawson has served as the Chairman of the Boards of Endocyte, Inc., a privately held biotechnology company, Magic Tilt, Inc. a boat trailer manufacturing company and Miss Eaton, Inc. a furniture manufacturer.

GERARD KAISER, M.D. was elected a Director of the Company in November 1989. Since 1971, he has been affiliated with the University of Miami School of Medicine. Dr. Kaiser has served as Executive Vice President, Chief Medical Officer of the Jackson Health System Public Health Trust in Miami, Florida since 1989.

LEILA KIGHT was elected as a director in May, 2002. From January 1975 to January 1999, Ms. Kight was the owner and chief executive officer of Washington Researchers, Ltd, a District of Columbia corporation. Ms. Kight has been semi-retired since January 1999.

STEVEN B. MRHA was appointed Chief Operating Officer effective January 14, 2008. From 2005 to 2008, Mr. Mrha held the position of Vice President, Sales & Marketing for IVX Animal Health (“IVX”), a subsidiary of Teva Pharmaceuticals, Inc. From 1999 to 2005, Mr. Mrha held the same position with DVM Pharmaceuticals (“DVM”) until the 2005 merger of DVM and Phoenix Scientific which created IVX. From 1991 to 1999, Mr. Mrha held numerous positions at DVM, including Territory Manager, Regional Manager, Director of Corporate Training and Director of Marketing.

ADAM S. JACKSON was appointed Chief Financial Officer on May 12, 2008. From 2006 to 2008, Mr. Jackson served as Senior Vice President, Finance for Levitt Corporation (“Levitt”), a New York Stock Exchange-traded real estate development company (now Woodbridge Holdings Corp.). From 2003 to 2006, Mr. Jackson served as Levitt’s Senior Vice President, Controller. From 2001 to 2003, Mr. Jackson served as Chief Financial Officer of Romika-USA, Inc., a privately-held consumer goods manufacturing and distribution company. Mr. Jackson also currently serves as the Chief Financial Officer of SafeStitch Medical, Inc., a publicly-held developmental-stage medical device company, a position he has held since March 24, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities (the “Section 16(a) Filers”) to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such Section 16(a) Filers are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Section 16(a) requires the Section16(a) Filers to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, written representations that no reports were required, or with respect to transactions known to the Company occurring in such fiscal year, the following persons filed late or did not file the required Forms: Morton Robinson filed a Form 4 reporting late the grant of an option. Leila Kight filed a Form 4 reporting late the exercise of an option, and Taffy Gould did not file a Form 4 on two separate occasions to report the exercise of options. Ms. Gould filed a Form 5 in lieu of the missed Form 4 filings.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Business Conduct is incorporated in Exhibit 14.1 to this Annual Report on Form 10-KSB for July 31, 2008.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The following tables set forth certain summary information concerning the compensation paid or accrued during our fiscal years ended July 31, 2008 and 2007 to our principal executive officer and other employees who received compensation in excess of $100,000 during each such period:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($) (f)(1)	All Other Compensation ($) (i)		Total ($) (j)
Marvin Sackner – CEO	2008	$54,400	–	$20,339	–		$74,739
(since December 17, 2007)	2007	$52,000	–	–	$148,750	(2)	$200,750
Gary Macleod – CEO	2008	$68,815	–	$60,540	$126,000	(3)	$255,355
(until December 17, 2007)	2007	$117,692	–	$92,024	–	(4)	$209,716
Steven Mrha – COO	2008	$141,635	–	$71,148	$114,367	(5)	$327,150
(since January 14, 2008)	2007	–	–	–	–		–
Gary Wetstein – CFO	2008	$99,923	–	$105,972	–		$205,895
(until May 9, 2008)	2007	$33,154	–	–	–		$33,154

(1)	Represents the amount expensed for the vesting of options as reported on our financial statements.

(2)
Represents compensation expense recorded for issuance of 212,500 bonus shares, including bonus shares issued for exercise of options acquired upon investment, but excludes 10,666 bonus shares upon exercise of options issued for loan guarantees.

(3)	Represents severance expense paid in December 2007 upon Mr. Macleod’s termination as CEO.

(4)	Does not include bonus shares issued to Mr. Macleod’s spouse upon warrant exercise in fiscal year 2007.

(5)	Represents relocation expenses reimbursed to or paid on behalf of Mr. Mrha.

During the fiscal year ended July 31, 2008, we granted a total of 908,500 stock options. Marvin Sackner was granted 35,000 options, representing 3.9% of the total options granted, Steven Mrha was granted 225,000 options, or 24.8% of the total, Gary Macleod was granted 25,000 options, representing 2.8% of the total options granted and Gary Wetstein was granted 400,000 options, representing 44.0% of the total options granted. No stock options were granted to the named executive officers during the fiscal year ended July 31, 2007.

The following table sets forth the outstanding equity awards at July 31, 2008 to our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Marvin Sackner, CEO	35,000	–	$0.88	October 16, 2012
Gary Macleod, CEO	–	–	–
Steven Mrha, COO	125,000	100,000	$0.67	January 13, 2013
Gary Wetstein, CFO	160,000	240,000	$0.88	October 16, 2012

Employment Agreement, Termination Benefits and Separation Agreement.

Gary Macleod is our former director and chief executive officer. He was a party with us to an employment agreement dated November 11, 2005 (the “Employment Agreement”) for a three year term. Pursuant to the Employment Agreement, his salary was initially $90,000 and he was entitled to a salary increase of 40% of the salary then in effect upon each round of third party financing that exceeded $1,000,000. He was eligible to receive an annual bonus of a minimum of 25% of base salary at the discretion of the Board upon achievement of goals determined by the Board. He did not receive a bonus for fiscal 2007. He was eligible for benefits provided by us to peer executives and for additional payments for life insurance and disability insurance. Upon commencement of employment he received options to purchase 1,500,000 shares of stock at an exercise price of $0.30 vesting as to 25% of the underlying shares on the first anniversary of grant and in 36 equal monthly installments thereafter as long as he was employed by us. Such options had a cashless exercise feature and expired five years after issuance. He has agreed that for one year after employment not to participate in a business which provides products or services directly competitive with us. If Mr. Macleod was terminated by us without cause (as defined) or terminated his employment for Good Reason he was entitled to a lump sum payment of one year’s salary and pro-rata portion of bonus; pay for continued company health benefits to which he may have been previously entitled, for himself and dependents for 12 months and any unvested stock options vested in full. To the extent these payments are subject to excise tax as “parachute payments” we must also pay a gross up sufficient to compensate the executive for payment of this tax.

On December 17, 2007 Mr. Macleod was relieved of his duties as our Chief Executive Officer. As provided for in his Employment Agreement, Mr. Macleod was entitled to one year’s severance, which severance of $126,000 was paid in December 2007. On January 24, 2008, Mr. Macleod provided the Company with a notice of cashless exercise with respect to options to purchase 1,500,000 shares of common stock issued to him on November 11, 2005, which vested in full upon his termination as Chief Executive Officer in December 2007. Pursuant to a related separation agreement dated February 29, 2008 (the “Separation Agreement”), Mr. Macleod received only 550,000 shares for such cashless exercise, instead of the 749,165 shares to which he would otherwise have been entitled. He also forfeited options to purchase 25,000 shares of our common stock awarded in October, 2007. Mr. Macleod also agreed to repurchase, for approximately $12,000, furniture and equipment previously sold to the Company at that price. The Separation Agreement also contained mutual releases and provided that Mr. Macleod would resign as a Director of the Company, which he did on February 29, 2008.

The Company has no other employment agreements.

Compensation of Directors

The following table sets forth director compensation for the fiscal year ended July 31, 2008.

DIRECTOR COMPENSATION (1)(2)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
(a)	(b)	(d)	(h)
Taffy Gould	–	$8,717	$8,717
Gerard Kaiser, MD	–	$5,811	$5,811
Morton J. Robinson MD	–	$7,264	$7,264
Leila Kight	–	$5,811	$5,811
John Clawson	–	$5,811	$5,811

(1)	Compensation of Gary Macleod and Marvin Sackner is reported in the Summary Compensation table.

(2)
At July 31, 2008, Taffy Gould, Gerard Kaiser, Morton Robinson, Leila Kight and John Clawson, held options for 200,000, 75,000, 12,500, 94,999 and 80,000 shares, respectively, issued to them for services to us, except that in the case of Ms. Kight the total includes 39,999 options for guaranteeing our loans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of the common stock as of October 1, 2008, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s Common Stock, (ii) each director of the Company, (iii) each Chief Executive Officer who served during the last fiscal year, (iv) the other current and former executive officers who earned in excess of $100,000 for all services in all capacities during the fiscal (collectively, with the Chief Executive Officers, the “Named Executive Officers”) and (iv) all directors and Named Executive Officers of the Company as a group.

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

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)(2)	No. of Shares Beneficially Owned	Percent of Class (3)	No. of Shares Beneficially Owned	Percent of Class (4)	No. of Shares Beneficially Owned	Percent of Class (5)

Marvin A. Sackner, M.D., CEO and Director (6)	14,035,509	20.3%	36,856	59.4%	50	5.0%
John G. Clawson, Director (7)	405,000	*	-	*	-	*
Taffy Gould, Director (8)	1,491,998	2.2%	-	*	-	*
Gerard Kaiser, M.D., Director (9)	333,541	*	75	*	-	*
Leila Kight, Director (10)	1,108,332	1.6%	-	*	-	*
Morton Robinson, M.D., Director (11)	1,032,820	1.5%	1,073	1.7%	-	*
Steven B. Mrha, COO (12)	375,000	*	-	*	50	5.0%
Gary Macleod, Former CEO and Director (13)	550,000	*	-	*	-	*
Gary Wetstein, Former CFO (14)	200,000	*	-	*	-	*
All Directors and Executive Officers as a group (9 Persons) (15)	19,532,200	27.8%	38,004	61.2%	100	10.0%
Frost Gamma Investments Trust (16)	13,563,125	19.3%	525	*	430	43.0%
Jane H. Hsiao, Ph.D. (17)	4,550,000	6.5%	-	*	430	43.0%

*	Less than 1%
(1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from Ocober 1, 2008 upon exercise of option and warrants. Each beneficial owner’s percentage ownership is determined by assuming that option and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.

(2)	The mailing address of each 5% beneficial holder and current Named Executive Officer listed is 4400 Biscayne Blvd., Miami, Florida 33137.
(3)	Based on 68,039,065 shares of Common Stock issued and outstanding as of July 31, 2008.
(4)
Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of July 31, 2008. Each share of Series C convertible Preferred Stock converts into 25 shares of Common Stock upon payment of a $4.20 per share of common stock conversion premium.

(5)	Based on 1,000 shares of Series D Convertible Preferred Stock issued and outstanding as of July 31, 2008. Each share of Series D convertible Preferred Stock converts into 5,000 shares of Common Stock.
(6)
Common Stock holdings include options to purchase 35,000 shares of Common Stock, 324,096 shares of Common Stock held by Dr. Sackner’s spouse, 895,774 shares of Common Stock which may be acquired upon conversion of 35,831 shares of Series C Convertible Preferred Stock, 250,000 shares of Common Stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock and 25,625 shares of Common Stock which may be acquired by Dr. Sackner’s spouse upon conversion of 1,025 shares of Series C Convertible Preferred Stock. Preferred Stock holdings include 1,025 shares of Series C Convertible Preferred Stock held by Dr. Sackner’s spouse.

(7)
Includes options to purchase 80,000 Shares of Common Stock and 250,000 shares of Common Stock held in a trust established by Mr. Clawson for his children, of which he is neither the trustee nor a beneficiary.

(8)
Includes options to purchase 200,000 shares of Common Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee, sole beneficiary and over which she has power to revoke. Does not include shares of Common Stock and options to purchase Common Stock held by family members.

(9)
Includes options to purchase 75,000 shares of Common Stock, shares of Common Stock held by Dr. Kaiser’s spouse, and 1,875 shares of Common Stock which may be acquired upon conversion of Series C Convertible Preferred Stock.

(10)	Includes options to purchase 94,999 shares of Common Stock and securities held by Ms. Kight’s spouse.
(11)
Includes options to purchase 12,500 shares of Common Stock, 186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of Common Stock which may be acquired upon conversion of Series C Convertible Preferred Stock.

(12)
Common Stock holdings include options to purchase 125,000 shares of Common Stock, and 250,000 shares of Common Stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock.

(13)
Mr. Macleod was terminated as CEO on December 17, 2007 and resigned as a Director on February 29, 2008. Does not include 400,000 shares held by Mr. Macleod’s spouse, which are believed to have been sold. Holdings are based on Company and Transfer Agent records as of the date hereof. It is possible that these positions have changed since Mr. Macleod’s separation from the Company.

(14)
Common Stock holdings include options to purchase 200,000 shares of Common Stock. Mr. Wetstein resigned as CFO on May 9, 2008. Holdings are based on Company and Transfer Agent records as of the date hereof. It is possible that Mr. Wetstein’s acquired shares since his separation from the Company which are not reported here.

(15)
Common Stock holdings include options to purchase 809,166 shares of Common Stock, 950,103 shares of Common Stock which may be acquired upon conversion of 38,004 Series C Convertible Preferred Stock and 500,000 shares of Common Stock which may be acquired upon conversion of 100 shares of Series D Convertible Preferred Stock. Includes holdings of Gary Macleod and Gary Wetstein, who are no longer with the Company.

(16)
Phillip Frost, M.D. is trustee and beneficiary of Frost Gamma Investments Trust. Common Stock holdings include 13,125 shares of Common Stock that may be acquired upon conversion of 525 shares of Series C Convertible Preferred Stock, and 2,150,000 shares of Common Stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock.

(17)
Common Stock holdings include 2,150,000 shares of Common Stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock held by the Chin Hsiung Hsiao Family Trust A, of which Dr. Hsiao is trustee and beneficiary. All Preferred Stock holdings are held by the Chin Hsiung Hsiao Family Trust A.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of July 31, 2008 relating to our 2000 Stock Option Plan and for stock equity compensation plans not approved by our security holders. The table provides the number of securities to be issued upon the exercise of outstanding options under such plans, the weighted-average exercise price of outstanding options and the number of securities remaining available for future issuance under such equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Stock Option Equity Compensation Plans Approved by Security Holders	911,000	$0.545	1,029,000
Stock Option Equity Compensation Plans Not Approved by Security Holders	1,163,330	$0.631	N/A
Total	2,074,330	$0.593	1,029,000

See Note 4 to our Financial Statements for a description of the 2000 Stock Option Plan. We have in the past issued options outside of the 2000 Stock Option Plan. These options generally provide for transfer and cashless exercise. Options issued for services as director or employee may vest immediately or over time and generally expire anywhere from five to ten years after issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Applying Nasdaq independence standards, we believe that all of our directors that served during the fiscal year ended July 31, 2008, and that currently serve except Marvin Sackner and Gary Macleod are independent and would meet the Nasdaq audit committee independence standards.

Dr. Sackner, a 10% holder of our common stock, Chairman of the Board and Chief Executive Officer, previously sub-leased to us office space in North Bay Village, Florida. Under an arrangement with us, we reimbursed Dr. Sackner for the cost of the space on a month to month basis. The office was vacated in November 2007, and the amount reimbursed under the sub-lease arrangement was $5,000 and $20,000 for the years ended July 31, 2008 and 2007 respectively.

The Company signed a five year lease for office space in Miami, Florida with a company owned by Frost Gamma Investments Trust (“Frost Gamma”), a 10% holder of our Common Stock. The rental payments under this office lease, which commenced January 1, 2008, are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease. The Company recorded $18,000 of rent expense related to the Miami lease in the fiscal year ended July 31, 2008.

Adam Jackson, our Chief Financial Officer, also serves as the Chief Financial Officer and supervises the accounting staff of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded company whose largest beneficial shareholder is Frost Gamma. Under a board-approved cost sharing arrangement, the total salaries of the accounting staffs of NIMS and SafeStitch since March 2008 are shared equally. We have recorded General and Administrative expense for the year ended July 31, 2008 of $12,000, to account for the equalization of costs under this arrangement. No accounts payable to SafeStitch were outstanding as of July 31, 2008.

Pursuant to an Agreement Regarding Assignment of Patents and Related Intellectual Property dated August 14, 2000, we assigned all of our rights title and interest in certain patents and intellectual property, as well as a non-exclusive, worldwide license under these items to VivoMetrics for a royalty of 3% of VivoMetrics’ gross revenues from sales of certain products for so long as VivoMetrics sells such products. Pursuant to a related license agreement with VivoMetrics, VivoMetrics granted us the non-exclusive, worldwide right and license to use certain patents and software. We hold an approximately 2% undiluted interest in VivoMetrics, and Dr. Sackner’s son-in-law served as the Chief Operating Officer of VivoMetrics until November 2007. Dr. Sackner served as a member of the Scientific Advisory Board of VivoMetrics until 2004, and is currently a less than 1% shareholder of VivoMetrics. We recorded $72,000 and $124,000 of royalties from VivoMetrics in fiscal 2008 and 2007, respectively.

In fiscal 2007, Gary Macleod, our Chief Executive Officer, sold to us office furniture and equipment valued at $12,000. In fiscal 2008, pursuant to the terms of the separation agreement described below, we sold the office furniture and equipment back to Mr. Macleod for the $12,000 original purchase price.

Directors Marvin Sackner, Taffy Gould, Morton Robinson and Leila Kight were among the guarantors of a loan from Gibraltar Bank to us. Taffy Gould’s sister and son-in-law also guaranteed said loan. For such guarantee each of the guarantors received options to purchase 13,333 shares for each of 2003, 2004, 2005 and 2006 (total of 53,332 each) at an exercise price of $0.15.

In the fiscal year ended July 31, 2007, pursuant to the Offer described above, several directors exercised options and warrants and received Bonus Shares. The Bonus Shares were valued at $0.70. Pursuant to the Offer, Directors Marvin Sackner, Taffy Gould, Morton Robinson, Gerard Kaiser and John Clawson exercised options to purchase 1,115,832, 450,000, 340,832, 95,000 and 62,500 shares and received 223,166, 90,000, 68,166, 19,000 and 12,500 Bonus Shares respectively. Aggregate consideration paid by Marvin Sackner, Taffy Gould, Morton Robinson, Gerard Kaiser and John Clawson for such exercise was $255,500, $155,834, $103,500, $33,500 and $25,000, respectively. Dr. Sackner’s consideration included cancellation of notes in the aggregate principal amounts of $165,000. Also pursuant to the Offer, Dr. Sackner’s wife exercised options to purchase 62,500 shares and received 12,500 Bonus Shares, Dr. Sackner’s brother exercised options to purchase 50,000 shares and received 10,000 Bonus Shares, Taffy Gould’s mother exercised options to purchase 125,000 shares and received 25,000 Bonus Shares, Taffy Gould’s sister exercised options to purchase 26,670 shares and received 5,334 Bonus Shares, Taffy Gould’s son exercised options to purchase 62,500 shares and received 12,500 Bonus Shares, and John Clawson’s son exercised options to purchase 62,500 shares and received 12,500 Bonus Shares. Also as part of the Offer, Gary Macleod’s spouse exercised warrants to purchase 125,000 shares and received 25,000 Bonus Shares, and Frost Gamma exercised warrants to purchase 3,250,000 shares and received 650,000 Bonus Shares. Mrs. Macleod and the Frost Gamma acquired the warrants, which were exercised at a price of $0.15 per share, in August 2005 in connection with the purchase of 250,000 and 7,500,000 shares of common stock, respectively, for aggregate consideration of $12,500 and $350,000, respectively. Frost Gamma’s consideration consisted of the conversion of two promissory notes and cash from its working capital.

On December 17, 2007 Gary Macleod was relieved of his duties as our Chief Executive Officer. As provided for in his Employment Agreement, Mr. Macleod was entitled to one year’s severance, which severance of $126,000 was paid in December 2007. On January 24, 2008, Mr. Macleod provided the Company with a notice of cashless exercise with respect to options to purchase 1,500,000 shares of common stock issued to him on November 11, 2005, which vested in full upon his termination as Chief Executive Officer in December 2007. Pursuant to the Separation Agreement, Mr. Macleod received only 550,000 shares for such cashless exercise, instead of the 749,165 shares to which he would otherwise have been entitled. He also forfeited options to purchase 25,000 shares of our common stock awarded in October, 2007. Mr. Macleod also agreed to repurchase, for approximately $12,000, furniture and equipment previously sold to the Company at that price.

On April 7, 2008, we completed the sale of an aggregate of 1,000 shares of Series D Preferred Stock to certain private Investors pursuant to the Stock Purchase Agreement described above. The Investors include Dr. Sackner, who purchased 50 shares for an aggregate purchase price of $75,000, Frost Gamma, who purchased 430 shares at an aggregate purchase price of $645,000, and Steven B. Mrha, our Chief Operating Officer, who purchased 50 shares for an aggregate purchase price of $75,000. Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of the Company’s common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock. The Series D Preferred Stock was issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis. The April 7, 2008 closing price of the Common Stock on the over-the-counter bulletin board was $0.53 per share, resulting in a $1,150 intrinsic value per share of Series D Preferred Stock on the issue date, which was deemed a dividend paid to the Investors on the closing date. (See Note 7 to the accompanying financial statements.)

On August 28, 2008 we entered into the Note and Security Agreement described above with four Lenders, pursuant to which the Lenders granted us a revolving credit line in the aggregate amount of $300,000, secured by all of the Company’s personal property. The Lenders include Dr. Sackner (committing to lend $25,000), and Frost Gamma (committing to lend $200,000). We may borrow and reborrow from time to time under the Revolver until October 31, 2008. The interest rate payable by us on amounts outstanding under the Revolver is 11% per annum, and increases to 16% after the Maturity Date or after an Event of Default.

ITEM 13.	EXHIBITS.

Exhibit No.		Description of Exhibits
3.1		Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)
3.2		By-Laws (Incorporated by reference from Exhibit 3(b) to the Company’s Registration Statement on Form S-1 Filed May 15, 1999 (File No. 33-14451))
10.1		License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)
10.2		Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)
10.3
Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4
Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5		Form of Stock Purchase Agreement dated as of August 1, 2005 between the Company and various Investors (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on August 18, 2005)
10.6		Preferred Stock Purchase Agreement dated as of April 3, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)
10.7
Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8		Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to the Form 8-K filed September 12, 2008)
10.9
Offer Letter from the Company to Steven B. Mrha dated December 21, 2007 and executed on December 22, 2007 detailing the terms of employment of Mr. Mrha (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 27, 2007)

10.10		Offer Letter from the Company to Adam S. Jackson dated March 11, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 15, 2008)
10.11		Offer Letter from SafeStitch Medical, Inc. to Adam S. Jackson, dated March 11, 2008 (incorporated by reference to the Current Report on Form 8-K filed by SafeStitch Medical, Inc. on April 4, 2008)
10.12		2000 Stock Option Plan (Incorporated by reference to the Company’s Information Statement on Schedule 14C filed April 5, 2001)(SEC Accession No. 0000950170-01-000484)
10.13		Separation and Release Agreement delivered February 29, 2008 between the Company and Gary Macleod (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 4, 2008)
10.14		Employment Agreement dated November 10, 2005 between the Registrant and Gary Macleod (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on March 4, 2008).
14.1		Code of Ethics (Incorporated by reference from Exhibit 14.1 to Form 10-KSB filed on November 9, 2005)
21	*	Subsidiaries of the Company
31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended July 31, 2008

Audit Fees: The aggregate fees, including expenses, expected to be billed by the Company’s principal accountants for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-KSB and for the review of our financial information included in our Quarterly Reports on Form 10-QSB, as amended, or services that are normally provided by the accountant in connection with statutory and regulatory filings, for the fiscal year ended July 31, 2008 amount to $130,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended July 31, 2008 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2008 was $0.00.

Year ended July 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountants for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-KSB and for the review of our financial information included in our Quarterly Reports on Form 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings during the fiscal year ended July 31, 2007 were $151,000. These fees include the audit fees incurred in the fiscal year ended July 31, 2008 for amendments to the filings for the fiscal year ended July 31, 2007.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended July 31, 2007 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended July 31, 2007 was $0.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work performed for us in the year ended July 31, 2008 by Eisner LLP is compatible with maintaining Eisner LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Dated: October 28, 2008	By:	/s/ Marvin Sackner
Marvin Sackner
Chief Executive Officer

Dated: October 28, 2008	By:	/s/ Adam S. Jackson
Adam S. Jackson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marvin A. Sackner	Chairman of the Board, Director and Chief Executive	October 28, 2008
MARVIN A. SACKNER, M.D.	Officer (Principal Executive Officer)

/s/ Taffy Gould	Vice Chairman of the Board and Director	October 28, 2008
TAFFY GOULD

/s/ Morton J. Robinson	Secretary and Director	October 28, 2008
MORTON J. ROBINSON, M.D.

/s/ Gerard Kaiser	Director	October 28, 2008
GERARD KAISER, M.D.

/s/ John G. Clawson	Director	October 28, 2008
JOHN G. CLAWSON

/s/ Leila Kight	Director	October 28, 2008
LEILA KIGHT

NON-INVASIVE MONITORING SYSTEMS, INC.
JULY 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive Monitoring Systems, Inc. as of July 31, 2008 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two year period ended July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. as of July 31, 2008 and the results of its operations and its cash flows for each of the years in the two year period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company has experienced recurring net losses, cash outflows from operating activities and has an accumulated deficit and substantial purchase commitments that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4, effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

/s/ Eisner, LLP
Eisner, LLP
New York, New York
October 28, 2008

NON-INVASIVE MONITORING SYSTEMS, INC.
BALANCE SHEET
July 31, 2008
(Dollars in Thousands, except per share amounts)

ASSETS
Current assets
Cash	$86
Royalties receivable	43
Inventories	173
Advances to contract manufacturer	659
Prepaid expenses, deposits, and other current assets	28

Total current assets	989

Furniture and equipment, net	470

Total assets	$1, 459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$19
Accounts payable and accrued expenses	474
Deferred warranty income	2

Total current liabilities	495

Total liabilities	$495

Commitments and Contingencies (Note 10)

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share;
100 shares authorized, issued and outstanding; liquidation preference $10	–
Series C Convertible Preferred Stock, par value $1.00 per share;
62,048 shares authorized, issued and outstanding; liquidation preference $62	62
Series D Convertible Preferred Stock, par value $1.00 per share;
1,000 shares authorized, issued and outstanding; liquidation preference $1,500	1
Common Stock, par value $0 .01 per share; 100,000,000 shares authorized;
68,039,065 shares issued and outstanding	680
Additional paid in capital	18,256
Accumulated deficit	(18,035)
Total shareholders' equity	964
Total liabilities and shareholders' equity	$1,459

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
STATEMENTS OF OPERATIONS
Years ended July 31, 2008 and 2007
(Dollars in Thousands, except per share data)

	2008	2007
Revenues
Product sales, net	$41	$41
Royalties	256	265
Research, consulting and warranty	5	4

Total Revenues	302	310

Operating Expenses

Cost of sales	19	10
Selling, general and administrative	1,953	1,390
Research and development	178	282

Total Operating Expenses	2,150	1,682

Operating Loss	(1,848)	(1,372)

Interest Income (Expense), Net	12	13

Net Loss	$(1,836)	$(1,359)

Deemed dividend on Series D Preferred Stock	1,150	–

Net loss attributable to common shareholders	$(2,986)	$(1,359)

Weighted average number of common shares outstanding - Basic and diluted	67,673,063	64,019,451

Basic and diluted loss per common share	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended July 31, 2008 and 2007
(Dollars in Thousands)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2006	100	$0	62,048	$62	0	$0	52,315,721	$523	$13,771	$(14,840)	$(484)

Common stock issued for cash, converted stock holder loan and cashless options exercised	–	0	–	0	–	0	14,554,512	146	2,219	0	$2,365

Fair market value for Bonus Shares issued to directors and guarantors	–	0	–	0	–	0	423,501	4	292	0	$296

Stock based compensation	–	0	–	0	–	0	–	0	92	0	$92

Net loss	–	0	–	0	–	0	–	0	0	(1,359)	$(1,359)
Balance at July 31, 2007	100	$0	62,048	$62	0	$0	67,293,734	$673	$16,374	$(16,199)	$910

Issuance of series D Preferred Stock	–	0	–	0	1,000	$1	–	0	1,489	0	$1,490

Common stock issued for cash.	–	0	–	0	–	0	195,331	2	84	0	$86

Common stock issued for cashless options exercised	–	0	–	0	–	0	550,000	5	(5)	0	$–

Fair value of beneficial conversion feature of Series D Preferred Stock	–	0	–	0	–	0	–	0	1,150	0	$1,150

Deemed dividend to Series D Preferred Stockholders, charged to additional paid-in-capital in the absence of retained earnings	–	0	–	0	–	0	–	0	(1,150)	0	$(1,150)

Stock based compensation	–	0	–	0	–	0	–	0	314	0	$314

Net loss	–	0	–	0	–	0	–	0	0	(1,836)	$(1,836)
Balance at July 31, 2008	100	$0	62,048	$62	1,000	$1	68,039,065	$680	$18,256	$(18,035)	$964

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
Years ended July 31, 2008 and 2007
(Dollars in Thousands)

	2008	2007
Operating Activities
Net loss	$(1,836)	$(1,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred warranty income	(4)	(4)
Depreciation and amortization	6	19
Stock based compensation expense	314	92
Fair value of bonus shares issued to directors and bank debt guarantors	–	296
Changes in operating assets and liabilities
Accounts and royalties receivable	5	(25)
Inventories	(173)	10
Advances to contract manufacturer	(659)	–
Prepaid expenses and other assets	1	13
Accounts payable and accrued expenses	114	10
Net cash used in operating activities	(2,232)	(948)
Investing Activities
Fixed asset purchases	(314)	(19)
Certificates of deposit redeemed (purchased)	400	(400)
Net cash provided by (used in) investing activities	86	(419)

Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	86	2,200
Net proceeds from issuance of preferred stock	1,490	–
Net proceeds from bank loan	–	500
Repayments of bank notes payable	(500)	(581)
Net cash provided by financing activities	1,076	2,119
Net (decrease) increase in cash	(1,070)	752
Cash, beginning of year	1,156	404
Cash, end of year	$86	$1,156

Supplemental disclosure
Cash paid for income taxes	$–	$–
Cash paid for interest	$23	$64

Supplemental schedule of non-cash financing activities
Notes converted to common stock or used in option exercises	$–	$165
Insurance premiums financed by notes payable	$32	$39
Accrual for tooling development in progress	$142	$–

The accompanying notes are an integral part of these financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

1. ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc. (the “Company” or "NIMS”), a Florida corporation, began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the body’s surface. It has ceased to operate in this market and has licensed the rights to its technology to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”)), and to VivoMetrics, Inc. (“VivoMetrics”). The Company is now focused on developing and marketing therapeutic devices based upon unique, patented whole body, periodic acceleration technology. The Company has begun to market and sell its Exer-Rest® line of acceleration therapeutic platforms overseas.

The Exer-Rest® line is not currently approved for sale in the United States. The Company is seeking FDA approval to market the Exer-Rest® platforms in the United States for their intended use to improve circulation and for temporary relief of aches and pains.

Business.

The Company receives revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics. Additionally, the Company receives revenues from sales of parts and service and from sales of acceleration therapeutics platforms used for research purposes.

During the calendar years 2005 to 2007, the Company designed, developed and manufactured the first Exer-Rest® platform (now the Exer-Rest® AT), a second generation acceleration therapeutics platform, and updated its operations to promote the Exer-Rest® AT overseas as an aid to improve circulation and joint mobility, and to relieve minor aches and pains. In the year ended July 31, 2008, the Company sold four Exer-Rest® AT units overseas.

The Company has committed to third generation Exer-Rest® acceleration therapeutic platforms (designated the Exer-Rest® SL and the Exer-Rest® TL) that will be manufactured by Sing Lin Technologies Co. Ltd. (“Sing Lin”) based in Taichung, Taiwan (see Note 10). Sing Lin will also have distribution rights to the Company’s acceleration therapeutics platforms in the Far East. The Company has also engaged Sing Lin to build the Somno-Ease™ platform, a variation of the Exer-Rest® that is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living. This device is in its initial testing and is intended to be marketed and sold in the United States and overseas upon completion of the respective approval processes. The Company is also developing a further product line extension called Exer-Rest® Plus, a device that combines the features of the Exer-Rest® and Somno-Ease™ for future marketing in the United States.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had net losses in the amount of $1.8 million and $1.4 million for the years ended July 31, 2008 and 2007, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $18.0 million as of July 31, 2008, and has substantial purchase commitments at July 31, 2008 (see note 10). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company raised approximately $1.5 million from the sale of its Series D Preferred Stock in April 2008 (see Note 7), the Company will need to generate additional funds during calendar year 2008. Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the development, marketing and production of the Exer-Rest®. It is management’s intention to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories at July 31, 2008 primarily consist of completed Exer-Rest® AT units and purchased sub-assemblies held at and to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT.

Furniture, Equipment and Tooling. These assets are stated at cost and depreciated or amortized using the straight-line method over their estimated useful lives.

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

Effective August 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the year ended July 31, 2008.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2004 to 2007 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Advertising Costs. The Company expenses all costs of advertising as incurred. There were no material advertising costs included in general and administrative expenses during the years ended July 31, 2008 and 2007.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing costs to obtain FDA approval.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

Warranties. The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred. There were no significant warranty costs incurred during the years ended July 31, 2008 and 2007. At July 31, 2008, the Company had warranty reserves of approximately $12,000.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments such as royalties receivable, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

3. INVENTORIES

The Company’s inventory consists of the following at July 31, 2008 (in thousands):

Work-in-progress, including sub-assemblies	$66
Finished goods	107
Total inventories	$173

4. STOCK BASED COMPENSATION

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at August 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No.123R. The Company's financial statements for the year ended July 31, 2007 reflect the impact of the adoption of SFAS No. 123R. The Company recorded share-based compensation of $314,000 and $92,000 for the years ended July 31, 2008 and 2007, respectively, which is included in the Company’s selling, general and administrative expenses.

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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

A summary of the Company’s stock option activity for the two years ended July 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2006	7,503,659	0.390
Options granted	–	–
Options exercised	(3,217,504)	0.399
Options forfeited	(1,399,994)	0.400
Options outstanding, July 31, 2007	2,886,161	$0.376
Options granted *	908,500	$0.774
Options exercised	(1,296,557)	$0.321
Options forfeited	(423,774)	$0.334
Options outstanding, July 31, 2008	2,074,330	$0.593	3.81	$98,416
Options expected to vest, July 31, 2008	2,066,037	$0.594	3.80	$98,416
Options exercisable, July 31, 2008	1,598,330	$0.552	3.48	$98,416

* 361,000 options were issued from the Company's 2000 Stock Option Plan.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with provisions of SFAS No.123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 (“SAB No. 107”) and the Company's prior period pro forma disclosures of net loss, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of recent stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options described in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company's stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates. No stock options were granted during fiscal year 2007. The fair value of each option granted during the year ended July 31, 2008 was estimated using the following assumptions:

2008
Expected volatility	77.00% – 116.96%
Expected dividend yield	0.00%
Risk-free interest rate	2.45% – 4.23%
Expected life	3.0 – 5.5 years
Forfeiture rate	0.00% – 2.50%

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of July 31, 2008, there was $199,000 of unrecognized costs related to outstanding stock options issued during the year ended July 31, 2008 which had an aggregate grant date fair value of $470,000. These costs are expected to be recognized over a weighted average period of 1.47 years. A summary of the status of the Company’s non-vested options and changes during the year ended July 31, 2008 is presented below.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

	Stock Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2007	500,000
Options granted	908,500
Options vested	(932,500)
Non-vested at July 31, 2008	476,000	$0.500

There were 908,500 options granted during the year ended July 31, 2008, and no options were granted during the year ended July 31, 2007. All options were granted with exercise prices equal to the market price on the date of grant. The total intrinsic value of stock options exercised during the years ended July 31, 2008 and 2007 were $406,000 and $1,587,000, respectively.

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of July 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
	Number of	Average	Average	Number of	Weighted
Range of	Underlying	Exercise	Contractual	Underlying	Average
Exercise Prices	Shares	Price	Life (years)	Shares	Price
15¢ - 30¢	293,330	$0.177	3.825	293,330	$0.177
31¢ - 60¢	823,500	$0.499	3.370	687,500	$0.495
61¢ - 90¢	957,500	$0.802	4.187	617,500	$0.793
Total	2,074,330	$0.593	3.811	1,598,330	$0.552

On January 24, 2008, Gary Macleod, the Company’s former Chief Executive Officer and Director, provided the Company with a notice of cashless exercise with respect to options to purchase 1,500,000 shares of common stock issued to him on November 11, 2005, which vested in full upon his termination as Chief Executive Officer in December 2007. On February 29, 2008, the Company entered into a Separation and Release Agreement with Mr. Macleod (the “Separation Agreement”) in connection with his resignation as a Director. Pursuant to the Separation Agreement, which also addressed severance pay benefits, Mr. Macleod received only 550,000 shares for such cashless exercise, instead of 749,165 shares to which he would otherwise have been entitled. In addition to the exercise of 1,101,226 options underlying the cashless exercise, Mr. Macleod forfeited the remaining 398,774 options granted in November 2005 and also forfeited options to purchase 25,000 shares of the Company’s common stock awarded in October 2007.

Warrants

The Company has 325,000 warrants outstanding at July 31, 2008. The warrants have an expiration date of August 17, 2009 and are exercisable at $0.15.

Preferred Stock

The Company has three classes of Preferred Stock. Holders of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters.

Series B Preferred Stock is not redeemable by the Company, and has a liquidation value of $100 per share, plus declared and unpaid dividends, if any. Dividends are non cumulative, and are at the rate of $10 per share, if declared.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

Series C Preferred Stock is redeemable by the Company at a price of $0.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share, plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $0.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and other events, as defined.

Series D Preferred Stock is not redeemable by the Company. This series has a liquidation value of $1,500 per share, plus declared and unpaid dividends, if any. Each share of Series D Preferred Stock is convertible into 5,000 shares of the Company’s common stock. The conversion rate is subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and other events, as defined.

No preferred stock dividends have been declared as of July 31, 2008.

Common Shares Reserved

The following is a summary of the Company’s reserved Common Stock shares as of July 31, 2008.

Options issued and outstanding	2,074,330
Options available under the 2000 Stock Plan	1,029,000
Warrants	325,000
Conversion of Series C Preferred Shares	1,551,200
Conversion of Series D Preferred Shares	5,000,000
Total shares of Common Stock reserved	9,979,530

5. ROYALTIES

The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics (see Note 9).

Royalty income from these licenses amounted to $256,000 and $265,000 for the years ended July 31, 2008 and 2006, respectively. Royalties from SensorMedics amounted to $184,000 for the year ended July 31, 2008 and $141,000 in 2007. Royalties from VivoMetrics amounted to $72,000 year ended July 31, 2008 and $124,000 in 2007. Royalties receivable at July 31, 2008 were $43,000.

6. NOTES PAYABLE

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

The notes totaling $165,000 plus cash of $10,000 were used by the Chairman in exercising his options to purchase 562,500 common shares plus 112,500 bonus common shares in the October 2006 Equity Financing (see Note 7).

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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

The $19,000 notes payable balance at July 31, 2008 relates to the third-party financing of certain of the Company’s insurance policies. The notes are self-amortizing installment loans which mature at various dates from December 2008 to February 2009. The annual interest rates on the notes range from 10.63% to 12.52%

7. SHAREHOLDERS' EQUITY

During the year ended July 31, 2008, the Company received $86,000, from existing optionholders for the exercise of options to purchase 195,331 shares of Common Stock, and issued 550,000 shares of Common Stock to Mr. Macleod pursuant to the cashless exercise described in Note 3, above. In addition to the warrant and option exercises pursuant to the offer described below, during the year ended July 31, 2007, the Company received $25,000 from an exercising optionholder for the exercise of options to purchase 62,500 shares of Common Stock.

October 2006 Equity Financing

In October 2006, the Company accepted $2.2 million for the exercise of outstanding options and warrants held by Board members and private investors. As a result of the exercise, 14,691,005 shares of the Company’s common stock, $0.01 par value (“Common Stock”) were issued to the exercising option holders and warrant holders.

The options and warrants were exercised pursuant to an offer (the “Offer”) by the Company to certain option holders and warrant holders to grant exercising option holders and warrant holders upon exercise an additional number of shares of Common Stock equal to 20% of the shares received upon exercise (“Bonus Shares”).

Options to purchase 3,067,504 shares of Common Stock were exercised at exercise prices ranging from $0.145 to $0.50 and warrants to purchase 9,175,000 shares of Common Stock were exercised at an exercise price of $0.15. An additional 613,501 Bonus Shares were issued to exercising option holders and an additional 1,835,000 Bonus Shares were issued to exercising warrant holders.

The exercised warrants were issued pursuant to Stock Purchase Agreements dated August 1, 2005 between the Company and various private investors. The exercised options were issued to directors and others in connection with, among other things, a private placement in 2002, options to Directors in lieu of salary and certain guarantees of the Company’s debt. The Company recorded $296,000 of compensation and interest expense for the year ended July 31, 2007 for the fair value of bonus shares issued to directors and guarantors of the Company’s indebtedness.

April 2008 Series D Preferred Stock Offering

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

The Series D Preferred Stock has no preference with respect to dividends to the Company’s common stock, and is entitled to receive dividends when, as and if declared by the Company’s Board of Directors, together with the holders of the common stock, ratably on an “as-converted” basis. Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of the Company’s common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock. The holders of the Series D Preferred Stock are entitled to vote, together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of the Company’s capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law. In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntarily or involuntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock. The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Series C Preferred Stock, par value $1.00 per share, of the Company and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Common Stock. The Series D Preferred Stock is not redeemable.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

The Series D Preferred Stock was issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis. The April 7, 2008 closing price of the Common Stock on the over-the-counter bulletin board was $0.53 per share, resulting in a $1,150 intrinsic value per share of Series D Preferred Stock on the issue date. In accordance with the guidance in FASB Emerging Issues Task Force Issue Nos. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the $1,150,000 aggregate intrinsic value of the Series D Preferred Stock on the issue date is deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the balance sheet. Because the Series D Preferred Stock was immediately convertible to Common Stock, the $1,150,000 intrinsic value was deemed a dividend paid to the Investors on the closing date. In the absence of retained earnings, the dividend was recorded as reduction of additional paid in capital, and as an increase in loss attributable to common shareholders in the accompanying financial statements.

8. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2008 and 2007, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2008	July 31, 2007
Stock options	2,074,330	2,886,161
Stock warrants	325,000	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	5,000,000	–
Total	8,950,530	4,762,361

9. RELATED PARTY TRANSACTIONS

Dr. Marvin A. Sackner, the Company’s Chairman of the Board, formerly leased office space to the Company on a month to month basis in North Bay Village, Florida under an arrangement with the Company which was discontinued effective October 31, 2007. The Company reimbursed Dr. Sackner for the cost of the space monthly. The amounts paid to Dr. Sackner by the Company for the years ended July 31, 2008 and 2007 were $5,000 and $20,000, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company owned by one of the Company’s 10% shareholders. The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease. The Company recorded $28,000 of rent expense related to the Miami lease in the year ended July 31, 2008.

Adam Jackson, the Company’s Chief Financial Officer, also serves as the Chief Financial Officer and supervises the accounting staff of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded company whose largest beneficial shareholder is also a 10% shareholder of NIMS. Under a board-approved cost sharing arrangement, the total salaries of the accounting staffs of NIMS and SafeStitch since March 2008 are shared equally. The Company has recorded General and Administrative expense for the year ended July 31, 2008 of $12,000, to account for the equalization of costs under this arrangement. There were no accounts payable to SafeStitch outstanding at July 31, 2008.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

The Company has an approximately 2% undiluted interest in LifeShirt.com, Inc. (now known as VivoMetrics, Inc. (“VivoMetrics”)). The Company’s interest in VivoMetrics is carried at a zero valuation. VivoMetrics was a related entity because Dr. Sackner’s son-in-law was VivoMetrics’ Chief Operating Officer. Pursuant to an Agreement Regarding Assignment of Patents and Related Intellectual Property dated August 14, 2000, the Company assigned all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics in consideration for a royalty of 3% of VivoMetrics’ gross revenues from sales of certain products for so long as VivoMetrics sells such products. Royalty income under the agreement with VivoMetrics was approximately $72,000 and $124,000 for the years ended July 31, 2008 and 2007, respectively. Pursuant to a related license agreement with VivoMetrics, VivoMetrics granted to the Company the non-exclusive, worldwide right and license to use certain patents and software. Dr. Sackner’s son-in-law resigned as VivoMetrics’ Chief Operating Officer as of November 1, 2007.

On January 24, 2008, Mr. Macleod provided the Company with a notice of cashless exercise with respect to options to purchase 1,500,000 shares of common stock issued to him on November 11, 2005, which vested in full upon his termination as Chief Executive Officer in December 2007. Pursuant to the Separation Agreement described in Note 4 above, Mr. Macleod received only 550,000 shares for such cashless exercise, instead of the 749,165 shares to which he would otherwise have been entitled. He also forfeited options to purchase 25,000 shares of our common stock awarded in October, 2007. Pursuant to the Separation Agreement and as provided for in his Employment Agreement dated November 11, 2005, Mr. Macleod was entitled to one year’s severance. Such severance of $126,000 was paid in connection with his termination as Chief Executive Officer in December 2007. Mr. Macleod also agreed to repurchase for approximately $12,000, furniture and equipment previously sold to the Company at that price. The Separation Agreement also contained mutual releases and provided that Mr. Macleod would resign as a Director of the Company, which he did on February 29, 2008.

10.  COMMITMENTS

Leases.

The Company leases office space in Sarasota, Florida at a rate of approximately $3,000 per month under a lease which expires in November 2008. The Company notified the landlord in April 2008 that it intended to vacate the property, and actually vacated the property in May 2008. The Company is obligated to continue paying rent until the earlier of the lease expiration or the occupancy of the office space by a new tenant, and has recorded the remaining lease liability of $9,000 as of July 31, 2008, with a corresponding charge to rent expense for the year then ended. The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The rental payments under the Miami office lease are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease. The Company records lease expense for the Miami office on a straight-line basis at a rate of approximately $53,000 per year.

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

Pursuant to the Agreement, Sing Lin will design, develop and manufacture the tooling required to manufacture the acceleration therapeutic platforms. The estimated total cost of the tooling is $475,000, which amount may change subject to the Company’s prior approval. Sing Lin will utilize the tooling in the performance of its production obligations under the Agreement. The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon approval by the Company of the product prototype concepts and designs. The Company must pay the balance of the final tooling cost upon acceptance of the first units produced using the tooling, which acceptance occurred during the first quarter of the Company’s 2009 fiscal year. In addition to the $300,000 paid to Sing Lin, the Company recorded $142,000 of construction in progress for work completed on the tooling through July 31, 2008. These amounts have been and will be applied toward tooling costs, and are included in furniture and equipment, net.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

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

The Company has committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product. The Company approved the final product prototypes during the first quarter of fiscal 2009. Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following acceptance of the final product, respectively. These purchase commitment amounts are based upon estimated product costs at the time the Agreement was executed, and may change subject to the Company’s prior approval. Under the Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery. Through July 31, 2008, the Company had paid Sing Lin $659,000 in connection with orders placed through that date. This amount is recorded as advances to contract manufacturer in the accompanying financial statements.

11. LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, patents and trademarks and long-term investments.

Furniture and equipment, net of accumulated depreciation, consists of the following at July 31, 2008 (in thousands):

Furniture and fixtures, office equipment and computers	$51
Tooling and equipment	442
493
Less accumulated depreciation	(23)
Furniture and equipment, net	$470

Depreciation expense was $6,000 and $6,000 during the fiscal years ended July 31, 2008 and 2007, respectively. No depreciation expense has been recorded on the tooling being developed by Sing Lin because the tooling had not been placed in service as of July 31, 2008. The tooling will be depreciated upon activation with an estimated useful life of five years. Five Exer-Rest AT demonstration units are included in furniture and fixtures. These units were placed in service in fiscal 2008, and approximately $5,000 of depreciation expense relating to these units is included in 2008 depreciation expense, based upon a five-year estimated useful life.

Patents and trademarks have been fully amortized as of July 31, 2008. Amortization expense was $0 and $13,000 during the fiscal years ended July 31, 2008 and 2007, respectively.

The Company’s long-term investments consist of 940,000 shares (approximately a 2% interest) of LifeShirt.com, Inc. (now VivoMetrics, Inc.), a privately-held company. These shares were obtained as consideration for the Company’s assignment of all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under these items to VivoMetrics. The shares are carried at zero value in the accompanying financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

12. INCOME TAXES

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

Effective August 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the year ended July 31, 2008.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2005 to 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	July 31, 2008	July 31, 2007
Income tax benefit at the federal statutory rate	34.00%	34.00%
State and local income taxes, net of effect of federal taxes	3.61	3.62
Other, net	(0.14)	(0.10)
(Increase) Decrease in valuation allowance	(37.47)	(37.52)
Provision for income tax	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 2008 consists of the following (in thousands):

2008
Net operating loss carryforward	$3,975
Stock-based compensation and other	153
4,128
Less: Valuation allowance	(4,128)
Net deferred tax asset	$–

At July 31, 2008, the Company has available net operating loss carry forwards of approximately $10,565,000 which expire in various years through 2028. Total net operating loss carry forwards includes approximately $1,993,000 generated from the exercise of non-statutory stock options. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $4,128,000 valuation allowance at July 31, 2008 ($3,909,000 at July 31, 2007) was necessary. The increases in the valuation allowance for the years ended July 31, 2008 and 2007 were $219,000 and $454,000, respectively. Of the total increase in the valuation allowance for the years ended July 31, 2008 and 2007, approximately $153,000 and $597,000, respectively, was attributed to the exercise of non-statutory stock options.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2008

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents’ equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 will be effective for the Company’s fiscal year beginning August 1, 2009. Currently, the Company does not anticipate that this statement will have a significant impact on its financial statements.

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

14. SUBSEQUENT EVENTS

On August 28, 2008 the Company entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted the Company a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property. The Lenders include a holder of more than 10% of the outstanding Common Stock and a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock. The Company may borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”). The interest rate payable on amounts outstanding under the Revolver is 11% per annum, and increases to 16% after the Maturity Date or after an Event of Default. All amounts owing under the Revolver must be repaid by the Maturity Date, and amounts outstanding are prepayable at any time. On August 29, 2008 the Company drew down $300,000 under the Revolver.

Exhibit Index

Exhibit No.		Description of Exhibits
3.1		Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2		By-Laws (Incorporated by reference from Exhibit 3(b) to the Company’s Registration Statement on Form S-1 Filed May 15, 1999 (File No. 33-14451))

10.1		License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2		Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3
Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt®.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4
Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt®.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5		Form of Stock Purchase Agreement dated as of August 1, 2005 between the Company and various Investors (Incorporated by reference from Exhibit 4.1 to Form 8-K filed on August 18, 2005)

10.6		Preferred Stock Purchase Agreement dated as of April 3, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7
Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8		Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on September 12, 2008)

10.9
Offer Letter from the Company to Steven B. Mrha dated December 21, 2007 and executed on December 22, 2007 detailing the terms of employment of Mr. Mrha (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 27, 2007)

10.10		Offer Letter from the Company to Adam S. Jackson dated March 11, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 15, 2008)

10.11		Offer Letter from SafeStitch Medical, Inc. to Adam S. Jackson, dated March 11, 2008 (incorporated by reference to the Current Report on Form 8-K filed by SafeStitch Medical, Inc. on April 4, 2008)

10.12		2000 Stock Option Plan (Incorporated by reference to the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13		Separation and Release Agreement delivered February 29, 2008 between the Company and Gary Macleod (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 4, 2008)

10.14		Employment Agreement dated November 10, 2005 between the Registrant and Gary Macleod (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on March 4, 2008).

14.1		Code of Ethics (Incorporated by reference from Exhibit 14.1 to Form 10-KSB filed on November 9, 2005)

21	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith