Form 10-Q
period 2009-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2009-03-17
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite 680, Miami, Florida 33137
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (305) 861-0075

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

68,060,637 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of March 1, 2009.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2009	July 31, 2008
ASSETS	(Unaudited)
Current assets
Cash	$1,854	$86
Royalties and other receivables	130	43
Inventories	591	173
Advances to contract manufacturer	417	659
Prepaid expenses, deposits, and other current assets	22	28

Total current assets	3,014	989

Tooling and equipment, net	447	470

Total assets	$3,461	$1, 459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable – other	$-	$19
Accounts payable and accrued expenses	316	474
Customer deposits	60	2

Total current liabilities	376	495

Total liabilities	$376	$495

Commitments (Note 9)	–	–

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share;
100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share;
62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares
authorized; 2,891 shares issued and outstanding; liquidation preference $4,337	3	1
Common Stock, par value $0.01 per share; 100,000,000 shares authorized;
68,060,637 shares issued and outstanding	681	680
Additional paid in capital	21,197	18,256
Accumulated deficit	(18,858)	(18,035)
Total shareholders' equity	3,085	964
Total liabilities and shareholders' equity	$3,461	$1,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Revenues
Product sales, net	$117	$14	$123	$28
Royalties	93	53	156	125
Research, consulting and warranty	1	1	2	2

Total revenues	211	68	281	155

Operating costs and expenses

Cost of sales	56	16	61	27
Selling, general and administrative	439	557	944	920
Research and development	38	27	91	76

Total operating costs and expenses	533	600	1,096	1,023

Operating loss	(322)	(532)	(815)	(868)

Interest income (expense), net	(3)	3	(8)	10

Net loss	$(325)	$(529)	$(823)	$(858)

Deemed dividend on Series D Preferred Stock	$1,078	$–	$1,078	$–

Net loss attributable to common shareholders	$(1,403)	$(529)	$(1,901)	$(858)

Weighted average number of common shares outstanding - Basic and diluted	68,042	67,458	68,041	67,397

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - Unaudited
For the Six Months ended January 31, 2009
(Dollars in Thousands)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2008	100	$0	62,048	$62	1,000	$1	68,039,065	$680	$18,256	$(18,035)	$964

Issuance of series D preferred stock	–	–	–	–	1,891	2	–	–	2,835	–	2,837
Fair value of beneficial conversion feature of Series D Preferred Stock	–	–	–	–	–	–	–	–	1,078	–	1,078
Deemed dividend to Series D Preferred Stockholders, charged to additional paid-in-capital in the absence of retained earnings	–	–	–	–	–	–	–	–	(1,078)	–	(1,078)
Common stock issued for cash on exercise of options	–	–	–	–	–	–	13,333	1	1	–	2
Cashless exercise of 13,333 options	–	–	–	–	–	–	8,239	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	105	–	105
Net loss	–	–	–	–	–	–	–	–	–	(823)	(823)
Balance at January 31, 2009	100	$0	62,048	$62	2,891	$3	68,060,637	$681	$21,197	$(18,858)	$3,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)

 Six Months ended January 31, 2009 and 2008

	2009	2008
Operating activities
Net loss	$(823)	$(858)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty income	(2)	(2)
Depreciation and amortization	52	5
Stock based compensation expense	105	232

Changes in operating assets and liabilities
Royalties receivable	(86)	13
Inventories	(417)	(112)
Advances to contract manufacturer	241	-
Prepaid expenses and other assets	5	26
Accounts payable and accrued expenses	(16)	(14)
Customer deposits	60	-
Net cash used in operating activities	(881)	(710)
Investing activities
Fixed asset purchases	(171)	(332)
Net cash used in investing activities	(171)	(332)

Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	2	84
Net proceeds from issuance of Series D Preferred Stock	2,837	-
Proceeds from issuance of notes payable	300	-
Repayments of notes payable	(319)	(21)
Net cash provided by financing activities	2,820	63
Net increase (decrease) in cash	1,768	(979)
Cash, beginning of period	86	1,156
Cash, end of period	$1,854	$177

Supplemental disclosure
Cash paid for interest	$8	$17

Supplemental schedule of non-cash activities
Reversal of accrual for tooling development in progress	$142	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

The condensed consolidated balance sheet as of July 31, 2008, which has been derived from audited financial statements, and the unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2009, and results of operations and cash flows for the interim periods ended January 31, 2009 and 2008.  The results of operations for the three and six months ended January 31, 2009, are not necessarily indicative of the results for a full year.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The Company’s accounting policies continue unchanged from July 31, 2008.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2008.

1.	ORGANIZATION AND BUSINESS

Organization.  Non-Invasive Monitoring Systems, Inc., a Florida corporation, began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the body’s surface.  It has ceased to operate in this market and has licensed the rights to its technology to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”)), and to VivoMetrics, Inc. (“VivoMetrics”).  The Company is now focused on developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology.  The Exer-Rest® line of acceleration therapeutic platforms currently includes the Exer-Rest® AT, SL and TL models.

NIMS received US Food and Drug Administration (“FDA”) approval in January 2009 to market the full Exer-Rest® line of products as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission.  The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School.  The submission supported Exer-Rest® safety and efficacy for the granted intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains, and local muscle relaxation.  The approval was based upon the FDA’s determination that the Exer-Rest® line of devices was exempt from the premarket notification requirements of the Federal, Food Drug and Cosmetic Act.  This approval to market the Exer-Rest® in the United States complements NIMS’ existing international approval to market the Exer-Rest® as a class IIa medical device (CE120) in Canada, the United Kingdom, the European Economic Area and other major world markets with the intended use described above plus the claim of improving joint mobility.

Business.  The Company receives revenue from royalties on sales of diagnostic monitoring hardware and software by    SensorMedics and VivoMetrics. Additionally, the Company receives revenues from sales of parts and service and from sales of acceleration therapeutics platforms used for research purposes.  In fiscal year 2009, NIMS began commercial sales of its third generation Exer-Rest® therapeutic platforms.

During the calendar years 2005 to 2007, the Company designed, developed and manufactured the first Exer-Rest® platform (now the Exer-Rest® AT), a second generation acceleration therapeutics platform, and updated its operations to promote the Exer-Rest® AT overseas as an aid to improve circulation and joint mobility, and to relieve minor aches and pains.

The Company has developed a third generation of Exer-Rest® acceleration therapeutic platforms (designated the Exer-Rest® SL and the Exer-Rest® TL) that are being manufactured by Sing Lin Technologies Co. Ltd. (“Sing Lin”) based in Taichung, Taiwan (see Note 9).

NIMS, an ISO 13485 certified company, is also permitted to sell Exer-Rest® in Canada, the United Kingdom, the European Economic Area and other major world markets, and began international marketing operations during 2008. Exer-Rest® is regulated as a Class IIa medical device with CE certification outside the US.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

Sing Lin will also have distribution rights to the Company’s acceleration therapeutics platforms in certain Far East markets.  The Company has also engaged Sing Lin to build the Somno-Ease™ platform, a variation of the Exer-Rest® that is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living.  The Company is also developing a further product line extension called Exer-Rest® Plus, a device that combines the features of the Exer-Rest® and Somno-Ease™ for future marketing in the United States.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  As reflected in the accompanying financial statements the Company had net losses in the amount of $823,000 and $858,000 for the six months ended January 31, 2009 and 2008, respectively, and has experienced cash outflows from operating activities.  The Company also has an accumulated deficit of $18.9 million as of January 31, 2009, and has substantial purchase commitments at January 31, 2009 (see Note 9).  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company raised approximately $2.8 million from the sales of its Series D Preferred Stock in December 2008 and January 2009 (see Note 6), the Company will likely need to generate additional funds during fiscal year 2009.  Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest®.  It is management’s intention to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard.  The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation.  All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Such items include input variables relating to valuation of stock based compensation and other financial instruments.  Actual results could differ from these estimates.

Inventories.  Inventories are stated at lower of cost or market using the first-in, first-out method.  Inventories at January 31, 2009 primarily consist of finished Exer-Rest® units and purchased sub-assemblies to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT.

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

Income Taxes.  The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) using an asset and liability based approach.  Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.  SFAS No. 109 provides that the Company recognize income tax benefits for loss carryforwards.  The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or if future deductibility is uncertain.  For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

As of July 31, 2008, the Company had a net operating loss carryforward of approximately $10.6 million available to offset future taxable income for federal and state income tax purposes.  The net operating loss carryforward may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Effective August 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the six months ended January 31, 2009.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates.  Tax years ranging from 2005 to 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.  It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

Revenue Recognition.  Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured.  The Company recognizes royalties as they are earned, based on reports from licensees.  Research and consulting revenue and revenue from sales of extended warranties on therapeutic platforms are recognized over the term of the respective agreements.

Advertising Costs. The Company expenses all costs of advertising as incurred.  There were no material advertising costs incurred during the six months ended January 31, 2009 and 2008.

Research and Development Costs.  Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.

Warranties.  The Company’s warranties are one-year on all products sold and are accrued based on management’s estimates and the history of warranty costs incurred.  There were no actual warranty costs incurred during the six months ended January 31, 2009 and 2008 and Management estimates that the Company’s accrued warranty expense at January 31, 2009 will be sufficient to offset claims made for units under warranty.

Fair Value of Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments such as royalties receivable, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity and other comprehensive income. There were no material foreign currency translation adjustments in the six months ended January 31, 2009.

Comprehensive Income (Loss).  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.  The Company’s comprehensive net loss is equal to its net loss for all periods presented.

3.	INVENTORIES

The Company’s inventory consists of the following at January 31, 2009 (in thousands):

Work-in-progress, including sub-assemblies	$66
Finished goods	525
Total inventories	$591

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

4.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with  SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting period of the award.

The Company recorded stock based compensation of $40,000 and $100,000, respectively, for the three months ended January 31, 2009 and 2008, and $105,000 and $232,000, respectively, for the six months ended January 31, 2009 and 2008.  All stock based compensation is included in the Company’s selling, general and administrative expenses.

The Company’s 2000 Stock Option Plan (the “2000 Plan”), as amended, provides for a total of 2,000,000 shares of Common Stock.  The 2000 Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards.  The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder.  Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual option agreements.

The Company granted zero and 75,000 options, respectively, during the three and six months ended January 31, 2009, and 225,000 and 772,500 options, respectively, during the three and six months ended January 31, 2008.  The intrinsic value of the 26,666 options exercised during the six months ended January 31, 2009 was $8,000 on the dates exercised, and the intrinsic value of the 181,998 options exercised during the six months ended January 31, 2008 was $78,000 on the dates exercised.

A summary of the Company’s stock option activity for the six months ended January 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2008	2,074,330	$0.593
Options granted	75,000	$0.400
Options exercised	(26,666)	$0.150
Options forfeited or expired	(50,833)	$0.334
Options outstanding, January 31, 2009	2,071,831	$0.598	3.49	$55,333
Options expected to vest, January 31, 2009	2,063,538	$0.599	3.48	$55,333
Options exercisable, January 31, 2009	1,725,831	$0.576	3.25	$55,333

Of the 2,071,831 options outstanding at January 31, 2009, 986,000 were issued under the 2000 Plan and 1,085,831 were issued outside of shareholder approved plans.  All of the options exercised, forfeited and expired during the three and six month periods ended January 31, 2009 and 2008 were originally granted outside of shareholder approved plans.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with provisions of SFAS No.123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 (“SAB No. 107”) and the Company's prior pro forma disclosures of net loss, including the fair value of stock-based compensation.  Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110.  The expected volatility is derived from historical volatility of the Company's stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option.  The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option.  The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.  The fair value of each option granted during the six months ended January 31, 2009 and 2008 was estimated using the following assumptions:

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

	Six months ended January 31, 2009	Six months ended January 31, 2008
Expected volatility	110.18%	77.00%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.83%	3.08%
Expected life	5.0 years	5.0 years
Forfeiture rate	0.00%	0.00%

Compensation costs for stock options are recognized over the vesting period.  As of January 31, 2009, there was $118,000 of unrecognized costs related to outstanding stock options.  These costs are expected to be recognized over a weighted average period of 1.14 years.  A summary of the status of the Company’s non-vested options and changes during the six months ended January 31, 2009 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2008	476,000	$0.492
Options granted	75,000	$0.319
Options vested	(205,000)	$0.448
Non-vested at January 31, 2009	346,000	$0.491

On February 23, 2009, the Company issued an aggregate of 265,000 options to purchase the Company’s common stock under the 2000 Plan, each at an exercise price of $0.32 per share.  The options were granted to directors, officers, employees and consultants.

5.	NOTES PAYABLE

On August 28, 2008 the Company entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted the Company a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property.  The Lenders included a holder of more than 10% of the outstanding Common Stock, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman.  The Company was permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”).  The interest rate payable on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default.  All amounts owing under the Revolver were required to be repaid by the Maturity Date, and amounts outstanding were prepayable at any time.  On August 29, 2008 the Company drew down $300,000 under the Revolver.  The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008.  All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described in Note 6 below.

6.	SHAREHOLDERS' EQUITY

During the six months ended January 31, 2009, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of Common Stock, and 8,239 shares were issued to another option holder upon the cashless exercise of 13,333 options.  During the six months ended January 31, 2008, the Company received $84,000 from existing option holders for the exercise of options to purchase 181,998 shares of Common Stock.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

Series D Preferred Stock. In December 2008, the Company sold an aggregate of 491 shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”), to certain private investors (collectively, the “Investors”) at a price of $1,500 per share pursuant to Stock Subscription Agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008).  The Investors include a director of the Company, a holder of more than 10% of the outstanding Common Stock,  a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman (collectively, the “Related Party Investors”).  The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the Related Party Investors.  Of the $382,500 paid by the Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described in Note 5 above.

On January 28, 2009, pursuant to Stock Subscription Agreements accepted by the Company on that date, the Company completed the sale of an aggregate of 1,400 additional shares of Series D Preferred Stock at a price of $1,500 per share to certain of the Related Party Investors that participated in the December 2008 offering described above.  The aggregate proceeds of the January 2009 offering was $2.1 million.

The Series D Preferred Stock has no preference with respect to dividends to the Company’s common stock, and is entitled to receive dividends when, as and if declared by the Company’s Board of Directors, together with the holders of the common stock, ratably on an “as-converted” basis.  Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of Common Stock at an initial rate of 5,000 shares of Common Stock per share of Series D Preferred Stock.  The holders of the Series D Preferred Stock are entitled to vote, on an “as-converted basis,” together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of the Company’s capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law.  In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntarily or involuntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock.  The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Series C Preferred Stock, par value $1.00 per share, of the Company and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Common Stock.  The Series D Preferred Stock is not redeemable.

The Series D Preferred Stock was issued in each of the above transactions at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis.  The closing price of the Common Stock on the over-the-counter bulletin board was $0.36, $0.38 and $0.43, respectively, on each of December 1, 2008, December 2, 2008 and January 28, 2009, resulting in beneficial conversion features of $300, $400 and $650, respectively, per share of Series D Preferred Stock on the respective issue dates.  In accordance with the guidance in FASB Emerging Issues Task Force Issue Nos. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the $1.1 million aggregate beneficial conversion feature of the Series D Preferred Stock on the issue dates was deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the balance sheet.  Because the Series D Preferred Stock was immediately convertible to Common Stock, the $1.1 million aggregate intrinsic value is deemed a dividend paid to the investors on each closing date.  The dividend has been recorded as an increase in loss attributable to common shareholders and, in the absence of retained earnings, as a reduction of additional paid in capital.

7.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the six months ended January 31, 2009 and 2008, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2009	January 31, 2008
Stock options	2,071,831	3,463,330
Stock warrants	325,000	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	14,455,000	–
Total	18,403,031	5,339,530

8.	RELATED PARTY TRANSACTIONS

Dr. Marvin A. Sackner, the Company’s CEO and director, formerly leased office space to the Company on a month to month basis in North Bay Village, Florida under an arrangement with the Company which was discontinued effective October 31, 2007.  The Company reimbursed Dr. Sackner for the cost of the space monthly.  The amount reimbursed to Dr. Sackner by the Company for the six months ended January 31, 2008 was $5,000.

The Company signed a five year lease for office space in Miami, Florida with a company owned by one of the Company’s major shareholders.  The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease.  In the three and six months ended January 31, 2009, the Company recorded $13,000 and $22,000, respectively, of rent expense on a straight-line basis related to the Miami lease.

Adam Jackson, the Company’s Chief Financial Officer, also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, and Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor.  The Company’s Chairman, Dr. Jane Hsiao, also serves as Chairman of SafeStitch and President of Aero.  Director Steven Rubin also serves as a director of SafeStitch and Secretary of Aero, and director Rao Uppaluri also serves as Treasurer of Aero.  The total salaries of the accounting staffs of NIMS, SafeStitch and Aero have been shared under a board-approved cost sharing arrangement since March 2008.  The Company has recorded General and Administrative expense for the three and six months ended January 31, 2009 totaling $10,000 and $22,000, respectively, to account for the sharing of costs under this arrangement.  The Company had no accounts payable to SafeStitch or Aero outstanding at January 31, 2009.

Dr. Hsiao is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business.  As of January 31, 2009, the Company had approximately $1.8 million on deposit with Great Eastern Bank of Florida, including approximately $1.8 million secured by repurchase contracts for US Government securities.

9.	COMMITMENTS

Leases.

The Company leased office space in Sarasota, Florida at a rate of approximately $3,000 per month under a lease which expired in November 2008.  The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008.  The rental payments under the Miami office lease are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease.

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

Pursuant to the Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000.  Sing Lin will utilize the tooling in the performance of its production obligations under the Agreement.  The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon the Company’s approval of the product prototype concepts and designs.  The balance of the final tooling cost became due and payable in September 2008 upon acceptance of the first units produced using the tooling, and was paid in full during the six months ended January 31, 2009  These amounts have been recorded as tooling costs, and are included in tooling and equipment, net.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

Under the Agreement, the Company also grants Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries.  Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.

The Company has committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of the September 2008 acceptance of the final product.  Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following such acceptance, respectively.  These purchase commitment amounts are based upon estimated product costs at the time the Agreement was executed, and may change subject to the Company’s prior approval.  Through January 31, 2009, the Company had paid Sing Lin $672,000 in connection with orders placed through that date.  Of this amount, $417,000 is included in advances to contract manufacturer in the accompanying unaudited condensed financial statements.  As of January 31, 2009, aggregate future purchase commitments under the Agreement totaled approximately $12.5 million.

10.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, patents and trademarks and long-term investments.

Tooling and equipment, net of accumulated depreciation, consists of the following at January 31, 2009 (in thousands):

Tooling and equipment	$471
Furniture and fixtures, office equipment and computers	52
523
Less accumulated depreciation	(75)
Tooling and equipment, net	$447

Depreciation expense was $52,000 and $5,000 during the six months ended January 31, 2009 and 2008, respectively.  Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years.  Four Exer-Rest® AT demonstration units are included in furniture and fixtures at an aggregate cost of $19,000.  These units were placed in service in fiscal 2008, and are being depreciated based upon a five-year estimated useful life.

Patents and trademarks have been fully amortized as of October 31, 2007.  The Company’s long-term investments consist of 940,000 shares (approximately a 2% interest) of LifeShirt.com, Inc. (now VivoMetrics, Inc.), a privately-held company.  These shares were obtained as consideration for the Company’s assignment of all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under all of the Company’s patents and intellectual property for use in connection with certain products to VivoMetrics.  The shares are carried at zero value in the accompanying financial statements.  The Company was informed that, in July 2008, VivoMetrics entered into a series of debt and equity transactions with its largest creditor to effect a recapitalization which diluted the Company’s holdings to the point where NIMS’ investment became worthless.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective August 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”  The FSP was effective upon issuance, including periods for which financial statements have not been issued.  The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  Management has determined that the adoption of SFAS 157 and the FSP did not have a material impact on the Company’s financial position and results of operations.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

Effective August 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of January 31, 2009, the Company has not elected to use the fair value option allowed by SFAS 159.  Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No.141R”).  SFAS No. 141R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Currently, the Company does not anticipate that this Statement will have a significant impact on its financial statements, however the Company will be required to expense costs related to any acquisitions consummated after July 31, 2009.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed.  EITF 07-3 became effective for the Company’s fiscal year beginning August 1, 2008.  Management has determined that the application of this standard has not had a significant impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued EITF 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” ("EITF 07-05").  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 will be effective for the Company’s fiscal year beginning August 1, 2009 and early application is not permitted. The Company is currently evaluating the potential impact of EITF 07-05 on its consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2009

12.	SUBSEQUENT EVENTS

On February 23, 2009, the Company issued an aggregate of 265,000 options to purchase the Company’s common stock under the 2000 Plan, each at an exercise price of $0.32 per share.  The options were granted to directors, officers, employees and consultants.

The Company signed a three year lease for retail space in Toronto, Canada to create a product demonstration center, commencing March 1, 2009.  Rental payments under the Toronto demonstration center lease are approximately $1,200 per month.

In February 2009, the Company began storing its finished goods inventory in a Hialeah, Florida warehouse owned by a company jointly controlled by the Company’s Chairman and a beneficial owner of more than 10% of the Company’s Common Stock.  The Company anticipates executing a lease for between 3,000 and 4,000 square feet of space in the Hialeah warehouse before the end of March 2009 at a rate substantially equivalent to market lease rates for comparable properties in the Hialeah area.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”).  These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to the Company’s:  history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the Exer-Rest® and Somno-Ease™ motion platforms; competition; dependence on management; risks related to proprietary rights; government regulation; other factors described herein as well as the factors contained in the “Risk Factors” section of Item 1 of our Annual Report on Form 10-KSB for the year ended July 31, 2008.  We do not undertake any obligation to update forward-looking statements, except as required by applicable law.  We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.  These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively from head to foot.  Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, Chief Executive Officer and a director.  Dr. Sackner holds 32 United States patents and is a past President of the American Thoracic Society, past Chairman of the Pulmonary Disease Subspecialty Board and a past Member of the American Board of Internal Medicine.  Twenty-six peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations.  The application of this technology causes release of beneficial substances such as nitric oxide from the inner lining of blood vessels to the same extent as moderate to strenuous exercise.  These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.

Prior to 2002, our primary business was the development of computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface.  We assigned our patents for these ambulatory monitoring devices to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”)), for cash and royalties on sales.  We also assigned the patents to VivoMetrics, Inc. (“VivoMetrics”), then a related party, for an equity ownership interest in VivoMetrics (now carried at zero value for financial reporting purposes) and royalties on sales and leasing of VivoMetrics’ LifeShirt® systems.  In April 2002, VivoMetrics received FDA clearance to market the LifeShirt® system.  We continue to receive royalties from both SensorMedics and VivoMetrics, however there can be no assurance as to the amount of royalty revenue that will be derived from these patent assignments.

In 2002, we began restructuring our operations and business strategy to focus on the research, development, manufacturing, marketing, and sales of non-invasive, motorized, WBPA platforms.  These acceleration therapeutic platforms are intended for use in the home, wellness centers and clinics as an aid to improve circulation and joint mobility, relieve minor aches and pains, relieve troubled sleep and as a mechanical feedback device for slow rhythmic breathing exercise for stress management.  These platforms are targeted for use by individuals who have physical limitations and are incapable of exercising or using traditional exercise equipment.  The platforms are also targeted to healthy individuals who are unwilling to exercise or wish to implement WBPA therapy in conjunction with a regular exercise routine.  The Company’s first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients.  In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing efforts for the AT-101 until we received a Class 1Therapeutic Vibrator approval from the FDA.  Accordingly, we ceased sales and marketing efforts in the U.S. for this platform pending FDA approval.

NON-INVASIVE MONITORING SYSTEMS, INC

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

We have determined that it is in the best interest of NIMS and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest® line of acceleration therapeutic platforms.  These devices will be marketed and sold by NIMS in the US, Canada, the UK, Europe, India and Latin America, and by Sing Lin in certain Far East markets.  In January 2009, NIMS received FDA approval to market the Exer-Rest® in the United States as a Class I Exempt medical device, and we commenced sales and deliveries of Exer-Rest® units in the US in February 2009.

The development of the Exer-Rest® has necessitated additional expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2009 fiscal year as we commence sales in the US, Canada, the UK, Europe, India and Latin America.  We raised approximately $2.8 million in the six months ended January 31, 2009 to produce inventory and initiate sales and marketing efforts in Canada and the US.  If we are unsuccessful in achieving significant revenues from these efforts, we will likely need to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured.  If we are unsuccessful in our efforts to raise such additional capital, if required, we may not be able to continue operations.

Products

Exer-Rest® Therapeutic Vibrators.  The Exer-Rest® AT therapeutic vibrator is based upon the design and concept of our original AT-101 therapeutic vibrator, but has the dimensions and appearance of a commercial extra long twin bed, is more efficient, less costly and priced lower.  QTM Incorporated (“QTM”), an FDA registered manufacturer (Oldsmar, FL) manufactured the device, which was built in accordance with ISO and FDA Good Manufacturing Practices.  Sales of the Exer-Rest ® AT began overseas in October 2007.  The Exer-Rest® SL and Exer-Rest® TL, which are being manufactured by Sing Lin, further advance the acceleration therapeutic platform technology.  The SL and TL models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the WBPA experience.  Overseas deliveries of Exer-Rest® SL and Exer-Rest® TL platforms began in October 2008, and US deliveries of these models began in February 2009.  The Somno-Ease™, a variation of the Exer-Rest® currently in development, is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living.  The Somno-Ease™ will have a similar appearance to the Exer-Rest® SL and TL models, but produces slower motion over a greater travel distance than Exer-Rest® and is based upon the notion of “rocking” the adult to sleep analogous to rocking a baby to sleep.  The Exer-Rest® Plus, which is also in development, will combine the features of both the Exer-Rest® and Somno-Ease™.

LifeShirt®. The LifeShirt® is a patented Wearable Physiological Computer that incorporates transducers, electrodes and sensors into a low turtle neck sleeveless garment.  These transducers are connected to a miniaturized, battery powered, electronic module for collection of respiratory and cardiac data.  In addition, the monitored patient can enter symptoms with intensity, mood, and medication information for integration with the physiologic information collected with the LifeShirt® garment.  Data can be mailed to VivoMetrics, Inc.’s Data Collection Center for quality control, generation of reports, and database storage.  Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt® garment system while at rest, during exercise, at work, and during sleep.  We licensed the patent rights for the LifeShirt® to VivoMetrics in 1999, then assigned the patent rights to them in 2000 and currently collect royalties from VivoMetrics.

Recent Accounting Pronouncements

Effective August 1, 2008, we adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”  The FSP was effective upon issuance, including periods for which financial statements have not been issued.  The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  We have determined that the adoption of SFAS 157 and the FSP did not have a material impact on our financial position and results of operations.

NON-INVASIVE MONITORING SYSTEMS, INC

Effective August 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of January 31, 2009, we have not elected to use the fair value option allowed by SFAS 159.  We have determined that the adoption of SFAS 159 did not have a material effect on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No.141R”).  SFAS No. 141R will replace SFAS 141, and establishes principles and requirements for how the acquirer in a business combination reorganizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Currently, we do not anticipate that this Statement will have a significant impact on our financial statements, however we will be required to expense costs related to any acquisitions consummated after July 31, 2009.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed.  EITF 07-3 became effective for our fiscal year beginning August 1, 2008.  We have determined that the application of this standard has not had a significant impact on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued EITF 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” ("EITF 07-05").  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 will be effective for our fiscal year beginning August 1, 2009 and early application is not permitted. We are currently evaluating the potential impact of EITF 07-05 on our consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC

Results of Operations

In January 2005, we began developing the Exer-Rest® line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the original AT-101 platform.  The Exer-Rest® AT platform was first available for delivery to certain locations outside of the United States in October 2007.  Prior to the first export sales of the Exer-Rest® AT, we continued to sell the AT-101 in certain locations outside of the United States.  In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value.  The newest Exer-Rest® SL and TL platforms, which have been developed under our agreement with Sing Lin, became available for sale overseas in the first quarter of our 2009 fiscal year and in the U.S. in February 2009.  We expect to increase our sales activity throughout fiscal 2009 in North America with aggressive marketing, promotional pricing and the establishment of demonstration centers, and in international markets through the enlistment of local distributors.  As of January 31, 2009, we had entered into agreements with distributors in the Middle East and India.

Three and Six Months ended January 31, 2009 Compared to Three and Six Months Ended January 31, 2008

Revenue.  Total revenues increased from $68,000 for the three months ended January 31, 2008, to $211,000 for the three months ended January 31, 2009.  This $143,000 increase resulted from a $103,000 increase in product sales and a $40,000 increase in royalties.  Total revenues increased from $155,000 for the six months ended January 31, 2008 to $281,000 for the six months ended January 31, 2009, an increase of $126,000, primarily resulting from a $95,000 increase in product sales and a $31,000 increase in royalties.  Platform unit sales for the three and six months ended January 31, 2009 increased 333% and 250%, respectively, over the comparable periods in the prior year.  This increase in product sales was primarily attributable to the delivery of the initial order of Exer-Rest™ SL models to a new overseas distributor.

Combined royalties from VivoMetrics and SensorMedics were $93,000 and $53,000 for the three months ended January 31, 2009 and 2008 respectively, and $156,000 and $125,000 for the six months ended January 31, 2009 and 2008, respectively.  Increases in royalty revenue resulted from higher reported sales of licensed products in the three and six months ended January 31, 2009 as compared to the same periods in 2008.

Cost of Sales.  Cost of sales for the three and six months ended January 31, 2009 was $56,000 and $61,000, respectively, as compared to $16,000 and $27,000, respectively, for the three and six months ended January 31, 2008.  As a percentage of revenue, cost of sales was lower in the 2009 periods primarily due to a greater mix of the less costly Exer-Rest™ SL and TL units delivered.  Additionally, the majority of units delivered in the 2008 periods were sold at a substantial discount to our current pricing.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses decreased to $439,000 for the three months ended January 31, 2009 from $557,000 for the three months ended January 31, 2008.  The 2008 period included $126,000 of severance costs related to the termination of our former Chief Executive Officer.  This savings was offset in part by increased wages, professional fees and marketing and sales expenses in the 2009 period.  SG&A expenses increased to $944,000 for the six months ended January 31, 2009 from $920,000 for the six months ended January 31, 2008.  This $24,000 increase was the result of increases in wages, professional fees, trade show costs, travel, sales and marketing and office expenses in 2009, offset in part by lower stock-based compensation and severance expenses.  Stock-based compensation expense, which is included in SG&A expense, decreased from $100,000 and $232,000, respectively, for the three and six months ended January 31, 2008 to $40,000 and $105,000, respectively, for the three and six months ended January 31, 2009.  The decrease in stock-based compensation was primarily due to a decrease in the number of options granted during the six months ended January 31, 2009.

Research and development costs.  Research and development costs increased from $27,000 for the three months ended January 31, 2008 to $38,000 for the three months ended January 31, 2009, an increase of $11,000.  Research and development costs increased from $76,000 for the six months ended January 31, 2008 to $91,000 for the six months ended January 31, 2009, an increase of $15,000.  The increases in the 2009 periods relate primarily to costs incurred in pursuit of FDA approval to market the Exer-Rest® in the US, which approval was granted in January 2009.

Total operating expenses.  Total operating expenses decreased $67,000 from $600,000 for the three months ended January 31, 2008 to $533,000 for the three months ended January 31, 2009.  This decrease was due primarily to the decrease in SG&A expense, offset in part by increased cost of sales.  Total operating expenses increased $73,000 from approximately $1.0 million for the six months ended January 31, 2008 to approximately $1.1 million for the six months ended January 31, 2009.  This increase was primarily attributable to the increase in cost of sales related to higher sales volume, as well as higher SG&A expense and increased research and development expense related to our pursuit of FDA approval to market the Exer-Rest®.

Interest income (expense), net. Net interest expense was $3,000 and $8,000 for the three and six months ended January 31, 2009 attributable to interest accruing on the Revolver described below.  Net interest income was $3,000 and $10,000 for the three and six months ended January 31, 2008 from interest earned on cash balances in interest bearing accounts.

NON-INVASIVE MONITORING SYSTEMS, INC

Net loss.  Net loss decreased from $529,000 for the three months ended January 31, 2008 to $325,000 for the three months ended January 31, 2009, a decrease of $204,000. Net loss decreased from $858,000 for the six months ended January 31, 2008 to $823,000 for the six months ended January 31, 2009, a decrease of $35,000.  These decreases were primarily due to the increases in revenue described above.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities.  At January 31, 2009, we had cash of approximately $1.9 million and working capital of approximately $2.6 million.  We expect these funds will be sufficient to expand our marketing efforts in the US and Canada for the remainder of the 2009 fiscal year.  If we are not able to generate significant revenue with these expanded marketing efforts, we will likely be required to obtain additional external financing to continue operations beyond the end of the fiscal year.  No assurance can be given that such additional financing will be available on acceptable terms or at all.  Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic turmoil in the Global equity and credit markets.  Current economic conditions have been, and continue to be, volatile and the volatility has reached unprecedented levels in recent months. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

 Net cash used in operating activities was $881,000 for the six months ended January 31, 2009, up from $710,000 for the six months ended January 31, 2008, an increase of $171,000 primarily due to inventory purchases and increases in royalties receivable.

Net cash used in investing activities decreased to $171,000 for the six months ended January 31, 2009 from $332,000 for the six months ended January 31, 2008.  The $171,000 final payment for the purchase of tooling from Sing Lin was made in the 2009 period, while the initial $300,000 deposit for the tooling was made in the 2008 period.

Net cash provided by financing activities increased to $2.8 million from $63,000 for the six months ended January 31, 2009 and 2008 respectively.  The increase was principally due to the issuance of 1,891 shares of Series D Preferred Stock in the December 2008 and January 2009 transactions described below.

In January 2009, the Company accepted $2,000 for the exercise of 13,333 outstanding options and issued an additional 8,239 shares of the Company’s Common Stock in the cashless exercise of an additional 13,333 options.

Aggregate collections of royalty payments from VivoMetrics and SensorMedics were $76,000 and $95,000 in the six months ended January 31, 2009 and 2008, respectively.  There can be no assurances that the Company will continue to receive similar royalty payments.

At July 31, 2008, we had available net operating loss carryforwards of approximately $10.6 million which expire in various years through 2028.  The net operating loss carryforwards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Under the Agreement with Sing Lin, we are committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product and an additional $3.5 million and $7.5 million of products in the second and third years following acceptance of the final product, respectively.  Under the Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery.  Through January 31, 2009, we have paid Sing Lin $672,000 in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $278,000 upon taking delivery of the units currently in production.  We began taking delivery of units from Sing Lin in October 2008 and we expect such deliveries to continue periodically throughout the 2009 fiscal year.

Series D Preferred Stock Offerings

April 2008 Series D Preferred Stock Offering.  On April 7, 2008, we completed the sale of an aggregate of 1,000 shares of a new series of our Preferred Stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), to certain private investors (collectively, the “Investors”) pursuant to a Stock Purchase Agreement entered into on April 3, 2008 (the “Stock Purchase Agreement”).  The Investors include Marvin Sackner, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock; Steven Mrha, an executive officer of the Company, and Frost Gamma Investments Trust (“Frost Gamma”), a holder of more than 10% of the outstanding Common Stock (collectively, the “Related Party Investors”).  Dr. Jane Hsiao, who became a director and Chairman in October 2008, is trustee of one of the Investors which is not one of the Related Party Investors.  The aggregate purchase price for the Series D Preferred Stock was $1.5 million, of which $795,000 was paid by the Related Party Investors.  Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of the Company’s common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock.  The Series D Preferred Stock was issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis.  The April 7, 2008 closing price of the Common Stock on the over-the-counter bulletin board was $0.53 per share, resulting in a $1,150 intrinsic value per share of Series D Preferred Stock on the issue date.  The $1.2 million aggregate intrinsic value of the Series D Preferred Stock on the issue date was deemed a dividend paid to the Investors on the closing date and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

NON-INVASIVE MONITORING SYSTEMS, INC

December 2008 Series D Preferred Stock Offering.  On December 2, 2008, we completed the sale of an aggregate of 491 additional shares of our Series D Preferred Stock to certain investors pursuant to stock purchase agreements entered between December 1, 2009 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008).  These investors include Dr. Sackner, Frost Gamma, Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by our Chairman, and a director (collectively, the “New Related Party Investors”).  The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the New Related Party Investors.  Of the $382,500 paid by the New Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described below.  (See Note 6 to the accompanying financial statements.) The closing prices of the Common Stock on the over-the-counter bulletin board on December 1 and 2, 2008 were $0.36 and $0.38 per share, respectively, resulting in a $168,000 aggregate intrinsic value on the issue dates.  The $168,000 aggregate intrinsic value of the Series D Preferred Stock on the issue dates was deemed a dividend paid to the investors on the closing dates and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

January 2009 Series D Preferred Stock Offering.  On January 28, 2009, we completed the sale of 700 additional shares of our Series D Preferred Stock to each of Frost Gamma and Hsu Gamma (1,400 total shares) for aggregate proceeds of $2.1 million.  The January 28, 2009 closing price of the Common Stock on the over-the-counter bulletin board was $0.43 per share, resulting in a $65,000 intrinsic value per share of Series D Preferred Stock on the issue date.  The $910,000 aggregate intrinsic value of the Series D Preferred Stock on the issue date was deemed a dividend paid to the investors on the closing date and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

August 2008 Revolver Loan.  On August 28, 2008 we entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property.  The Lenders included Dr. Sackner, Frost Gamma and Hsu Gamma.  We were permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”).  The interest rate payable by us on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default.  We were required to repay all amounts owing under the Revolver by the Maturity Date, and amounts outstanding were prepayable at any time.  On August 29, 2008 we drew down $300,000 under the Revolver.  The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008.  All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described above.  (See Notes 5 and 6 to the accompanying financial statements.)

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  As reflected in the accompanying financial statements the Company had net losses in the amount of $325,000 and $529,000 for the three months ended January 31, 2009 and 2008 respectively, and $823,000  and $858,000 for the six months ended January 31, 2009 and 2008 respectively.  In addition, the Company has an accumulated deficit of $18.9 million as of January 31, 2009, and has substantial purchase commitments at January 31, 2009 (see Note 9 to the accompanying financial statements).  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4T.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2009.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The current recessionary economic environment and concurrent market instability may materially and adversely affect our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our ability to fund our operations.

We have funded our operations to date primarily through sales of our stock in private placements and through borrowing cash under credit facilities available to us from stockholders and other individuals.  Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic turmoil in the World’s equity and credit markets.  There can therefore be no assurance that we will be able to raise such funds on acceptable terms or at all, which may materially adversely affect our ability to continue our operations.  Additionally, the current economic turmoil could also reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our products.  Such delay could have a material adverse impact on our expected cash flows, results of operations and financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock.  On January 13, 2009, the Company issued 8,239 shares of its common stock to an option holder upon the cashless exercise of 13,333 options.  On January 19, 2009 the Company issued 13,333 shares of its common stock upon exercise of options by a former director of the Company at an exercise price of $ 0.15 per share for total consideration of $ 2,000.  The proceeds will be used for general working capital purposes.  The Company issued the above-described Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.  The securities described above were issued to accredited investors.  The exercised options restrict transfer of Common Stock acquired upon exercise thereof unless an applicable exemption exists under the securities laws, and a legend was placed on the stock certificates representing the Common Stock issued upon exercise to the effect that the shares were not registered and absent registration could only be transferred with an appropriate exemption.

Issuance of Preferred Stock.  As reported in Forms 8-K filed December 4, 2008 and January 29, 2009, we issued an aggregate of 1,891 shares of Series D Preferred Stock.  The Series D Preferred Stock has no preference with respect to dividends to our Common Stock, and is entitled to receive dividends when, as and if declared by our Board of Directors, together with the holders of the Common Stock, ratably on an “as-converted” basis.  Each holder of a share of Series D Preferred Stock shall have the right, at any time, to convert such share of Series D Preferred Stock into shares of Common Stock at an initial rate of 5,000 shares of Common Stock per share of Series D Preferred Stock. The holders of the Series D Preferred Stock will be entitled to vote, together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of our capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law.  In the event of any liquidation, dissolution or winding up of our affairs, either voluntarily or involuntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock.  The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of our Series C Preferred Stock, par value $1.00 per share, and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Common Stock.  The Series D Preferred Stock is not redeemable.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

NON-INVASIVE MONITORING SYSTEMS, INC

Item 6.	Exhibits Index

	3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008).

3.2
Amendment to Articles of Incorporation of the Company (with respect to Certificate of Designation of Series D Preferred Stock) (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on December 4, 2008).

10.1
First Amendment to the Note and Security Agreement dated as of August 28, 2009 between the Registrant and the Lenders named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed November 5, 2008).

	10.2	Form of Subscription Agreement (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 4, 2008).

	31.1	Certification of Chief Executive Officer Pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer Pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NON-INVASIVE MONITORING SYSTEMS, INC

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2009	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: March 16, 2009	By:	/s/ Adam S. Jackson
Adam S. Jackson, Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008).

3.2
Amendment to Articles of Incorporation of the Company (with respect to Certificate of Designation of Series D Preferred Stock) (Incorporated by reference from Exhibit 3.1 to Form 8-K filed on December 4, 2008).

10.1
First Amendment to the Note and Security Agreement dated as of August 28, 2009 between the Registrant and the Lenders named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed November 5, 2008).

10.2	Form of Subscription Agreement (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 4, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 as enacted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.