Form 10-Q
period 2009-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2009-06-15
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

           4400 Biscayne Blvd., Suite 180, Miami, Florida 33137
           (Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (305) 861-0075

4400 Biscayne Boulevard, Suite 680, Miami, Florida 33137
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

68,060,637 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 1, 2009.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30, 2009	July 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$1,337	$86
Royalties and other receivables	75	43
Inventories	748	173
Advances to contract manufacturer	302	659
Prepaid expenses, deposits, and other current assets	94	28

Total current assets	2,556	989

Tooling and equipment, net	476	470

Total assets	$3,032	$1, 459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable – other	$56	$19
Accounts payable and accrued expenses	303	474
Customer deposits	9	–
Other liabilities	–	2

Total current liabilities	368	495

Total liabilities	$368	$495

Commitments (Note 9)	–	–

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,891 and 1,000 shares issued and outstanding, respectively; liquidation preference $4,337	3	1
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,060,637 and 68,039,065 shares issued and outstanding, respectively	681	680
Additional paid in capital	21,238	18,256
Accumulated deficit	(19,326)	(18,035)
Accumulated other comprehensive income	6	–
Total shareholders' equity	2,664	964
Total liabilities and shareholders' equity	$3,032	$1,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited
(In thousands, except per share amounts)

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Revenues
Product sales, net	$149	$12	$271	$41
Royalties	20	26	177	150
Research, consulting and warranty	–	1	2	3

Total revenues	169	39	450	194

Operating costs and expenses

Cost of sales	57	15	118	41
Selling, general and administrative	494	463	1,438	1,384
Research and development	77	49	168	125

Total operating costs and expenses	628	527	1,724	1,550

Operating loss	(459)	(488)	(1,274)	(1,356)

Interest income (expense), net	–	–	(8)	10
Other expense	(9)	–	(9)	–

Net loss	$(468)	$(488)	$(1,291)	$(1,346)

Other comprehensive income
Currency translation adjustment	6	–	6	–

Comprehensive net loss	$(462)	$(488)	$(1,285)	$(1,346)

Loss per common share:
Net loss	$(468)	$(488)	$(1,291)	$(1,346)
Deemed dividend on Series D Preferred Stock	–	1,150	1,078	1,150

Net loss attributable to common shareholders	$(468)	$(1,638)	$(2,369)	$(2,496)

Weighted average number of common shares outstanding - Basic and diluted	68,061	67,849	68,047	67,545

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - Unaudited
For the Nine months ended April 30, 2009
(In thousands, except share data)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid-in-	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at July 31, 2008	100	$–	62,048	$62	1,000	$1	68,039,065	$680	$18,256	$(18,035)	$–	$964

Issuance of series D preferred stock	–	–	–	–	1,891	2	–	–	2,835	–	–	2,837
Fair value of beneficial conversion feature of Series D Preferred Stock	–	–	–	–	–	–	–	–	1,078	–	–	1,078
Deemed dividend to Series D Preferred Stockholders, charged to additional paid-in-capital in the absence of retained earnings	–	–	–	–	–	–	–	–	(1,078)	–	–	(1,078)
Common stock issued for cash on exercise of options	–	–	–	–	–	–	13,333	1	1	–	–	2
Cashless exercise of 13,333 options	–	–	–	–	–	–	8,239	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	146	–	–	146
Currency translation adjustment	–	–	–	–	–	–	–	–	–	–	6	6
Net loss	–	–	–	–	–	–	–	–	–	(1,291)	–	(1,291)
Balance at April 30, 2009	100	$–	62,048	$62	2,891	$3	68,060,637	$681	$21,238	$(19,326)	$6	$2,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)

 Nine months ended April 30, 2009 and 2008

	2009	2008
Operating activities
Net loss	$(1,291)	$(1,346)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty income	(2)	(3)
Depreciation and amortization	74	7
Stock based compensation expense	146	274
Loss on disposal of assets	9	–

Changes in operating assets and liabilities
Royalties and other receivables	(32)	37
Inventories	(579)	(162)
Advances to contract manufacturer	357	(270)
Prepaid expenses, deposits and other current assets	(66)	(3)
Accounts payable and accrued expenses	(24)	60
Customer deposits	9	-
Net cash used in operating activities	(1,399)	(1,406)
Investing activities
Fixed asset purchases	(227)	(321)
Certificates of deposits redeemed	–	400
Net cash (used in) provided by investing activities	(227)	79

Financing activities
Net proceeds from issuance of common stock and exercise of options and warrants	2	86
Net proceeds from issuance of Series D Preferred Stock	2,837	1,490
Proceeds from issuance of notes payable	363	-
Repayments of notes payable	(326)	(500)
Net cash provided by financing activities	2,876	1,076
Effect of exchange rate changes on cash	1	-
Net increase (decrease) in cash	1,251	(251)
Cash, beginning of period	86	1,156
Cash, end of period	$1,337	$905

Supplemental disclosure
Cash paid for interest	$8	$23

Supplemental schedule of non-cash activities
Satisfaction of liability for tooling development in progress	$142	$-
Transfer of demonstration units from inventory to fixed assets	$4	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

The condensed consolidated balance sheet as of July 31, 2008 has been derived from audited financial statements.  The unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2009, and results of operations and cash flows for the interim periods ended April 30, 2009 and 2008.  The results of operations for the three and nine months ended April 30, 2009, are not necessarily indicative of the results for a full year.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The Company’s accounting policies continue unchanged from July 31, 2008.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2008.  Certain reclassifications have been made to prior period consolidated financial statements to be consistent with the current period’s presentation.

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

NIMS received US Food and Drug Administration (“FDA”) clearance in January 2009 to market the full Exer-Rest® line of products as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission.  The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School.  The submission supported Exer-Rest® safety and efficacy for the cleared intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains, and local muscle relaxation.  The clearance was based upon the FDA’s determination that the Exer-Rest® line of devices was exempt from the premarket notification requirements of the Federal, Food Drug and Cosmetic Act.  In June 2009, the FDA authorized the expansion of intended use claims for the Exer-Rest® to include a claim of reducing morning stiffness.  These authorizations to market the Exer-Rest® in the United States complement NIMS’ existing international clearance to market the Exer-Rest® as a class IIa medical device (CE120) in Canada, the United Kingdom, the European Economic Area, India, the Middle East and certain other markets that recognize FDA and/or CE certifications with the intended use described above plus the claim of improving joint mobility.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

NIMS, an ISO 13485 certified company, began marketing operations in the United States in 2009 upon receiving the FDA clearance described above.  The Company is also permitted to sell Exer-Rest® in Canada, the United Kingdom, the European Economic Area, India, the Middle East and certain other markets that recognize FDA and/or CE certifications, and began international marketing operations during 2008.

Sing Lin also has distribution rights to the Company’s acceleration therapeutics platforms in certain Far East markets.  The Company has also engaged Sing Lin to build the Somno-Ease™ platform, a variation of the Exer-Rest® that is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living.  The Company is also developing a further product line extension called Exer-Rest® Plus, a device that combines the features of the Exer-Rest® and Somno-Ease™ for future marketing in the United States and other markets.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  As reflected in the accompanying financial statements the Company had net losses in the amount of $1.3 million for each of the nine month periods ended April 30, 2009 and 2008, and has experienced cash outflows from operating activities.  The Company also has an accumulated deficit of $19.3 million as of April 30, 2009, and has substantial purchase commitments at April 30, 2009 (see Note 9).  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has commenced sales of the Exer-Rest® in the United States and has raised approximately $2.8 million from the sales of its Series D Preferred Stock in December 2008 and January 2009 (see Note 6), the Company will likely need to generate additional funds during the next 12 months.  Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest®.  It is management’s intention to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard.  The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

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

Inventories.  Inventories are stated at lower of cost or market using the first-in, first-out method.  Inventories at April 30, 2009 primarily consist of finished Exer-Rest® units and purchased sub-assemblies to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT.

Tooling and Equipment.  These assets are stated at cost and depreciated or amortized using the straight-line method, over their estimated useful lives.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

As of July 31, 2008, the Company had net operating loss carryforwards of approximately $10.6 million available to offset future taxable income for federal and state income tax purposes.  The net operating loss carryforwards expire in various years through 2028 and may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Effective August 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the fiscal year ended July 31, 2008.

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

Advertising Costs. The Company expenses all costs of advertising as incurred.  There were no material advertising costs incurred during the nine months ended April 30, 2009 and 2008.

Research and Development Costs.  Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.

Warranties.  The Company’s warranties are two years on all Exer-Rest® products sold and are accrued based on management’s estimates and the history of warranty costs incurred.  There were no material warranty costs incurred during the nine months ended April 30, 2009 and 2008, and management estimates that the Company’s accrued warranty expense at April 30, 2009 will be sufficient to offset claims made for units under warranty.

Stock-based compensation.  The Company follows SFAS No. 123R, “Share Based Payment,” which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.  Stock-based compensation is included in general and administrative expenses for all periods presented.

Fair Value of Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2009.  The respective carrying value of certain on-balance-sheet financial instruments such as royalties receivable, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period.  The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity and other comprehensive income.  There were $6,000 of foreign currency translation adjustments in the nine months ended April 30, 2009.

Comprehensive Income (Loss).  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

3.	INVENTORIES

The Company’s inventory consisted of the following at April 30, 2009 and July 31, 2008 (in thousands):

	April 30, 2009	July 31, 2008
Work-in-progress, including sub-assemblies	$66	$66
Finished goods	682	107
Total inventories	$748	$173

4.	STOCK BASED COMPENSATION

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

The Company recorded stock based compensation of $41,000 and $42,000, respectively, for the three months ended April 30, 2009 and 2008, and $146,000 and $274,000, respectively, for the nine months ended April 30, 2009 and 2008.  All stock based compensation is included in the Company’s selling, general and administrative expenses. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately.

The Company granted 265,000 and 340,000 stock options, respectively, during the three and nine months ended April 30, 2009, and 20,000 and 792,500 options, respectively, during the three and nine months ended April 30, 2008.  The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below.  The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110.  The expected volatility is derived from historical volatility of the Company's stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option.  The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option.  The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.  The fair value of each option granted during the nine months ended April 30, 2009 and 2008 was estimated using the following assumptions:

	Nine months ended April 30, 2009	Nine months ended April 30, 2008
Expected volatility	91.63% - 110.18%	77.00% - 112.82%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.50% - 2.83%	2.45% - 4.23%
Expected life	4.0 - 5.5 years	3.0 - 5.0 years
Forfeiture rate	0.00% - 2.50%	0.00% - 2.50%

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

A summary of the Company’s stock option activity for the nine months ended April 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2008	2,074,330	$0.593
Options granted	340,000	$0.338
Options exercised	(26,666)	$0.150
Options forfeited or expired	(50,833)	$0.334
Options outstanding, April 30, 2009	2,336,831	$0.567	3.65	$76,533
Options expected to vest, April 30, 2009	2,322,042	$0.568	3.63	$76,003
Options exercisable, April 30, 2009	1,770,831	$0.583	3.02	$55,333

Of the 2,336,831 options outstanding at April 30, 2009, 1,251,000 were issued under the 2000 Plan and 1,085,831 were issued outside of shareholder approved plans.  All of the options exercised, forfeited and expired during the three and nine month periods ended April 30, 2009 and 2008 were granted outside of shareholder approved plans.

The intrinsic value of the 26,666 options exercised during the nine months ended April 30, 2009 was $8,000 on the dates exercised, and the intrinsic value of the 1,296,557 options exercised during the nine months ended April 30, 2008 was $406,000 on the dates exercised.  On January 24, 2008, Gary Macleod, the Company’s former Chief Executive Officer and Director, provided the Company with a notice of cashless exercise with respect to options to purchase 1,500,000 shares of common stock issued to him on November 11, 2005, which vested in full upon his termination as Chief Executive Officer in December 2007.  On February 29, 2008, the Company entered into a Separation and Release Agreement with Mr. Macleod (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Macleod was entitled to exercise options for 1,101,226 shares and received 550,000 shares for such cashless exercise, and forfeited options to purchase 398,774 shares, which if not forfeited would have resulted in an issuance of  an additional 199,165 shares.  Mr. Macleod also forfeited options to purchase 25,000 shares of the Company’s common stock awarded in October 2007.

A summary of the status of the Company’s unvested options and changes during the nine months ended April 30, 2009 is presented below.
	Stock Options	Weighted Average Grant Date Fair Value
Unvested at July 31, 2008	476,000	$0.492
Options granted	340,000	$0.249
Options vested	(250,000)	$0.467
Unvested at April 30, 2009	566,000	$0.363

As of April 30, 2009, there was $134,000 of unrecognized costs related to outstanding stock options.  These costs are expected to be recognized over a weighted average period of 1.39 years.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

The $56,000 notes payable balance at April 30, 2009 relates to the third-party financing of certain of the Company’s insurance policies.  The notes are self-amortizing, 7.69% installment loans which mature at various dates from December 2009 to January 2010.

6.	SHAREHOLDERS' EQUITY

During the nine months ended April 30, 2009, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of Common Stock, and 8,239 shares were issued to another option holder upon the cashless exercise of 13,333 options.  During the nine months ended April 30, 2008, the Company received $86,000, from existing optionholders for the exercise of options to purchase 195,331 shares of Common Stock, and issued 550,000 shares of Common Stock to Mr. Macleod pursuant to the cashless exercise described in Note 4, above.

Series D Convertible Preferred Stock.

In April 2008, the Company authorized a new series of its Preferred Stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”).  The Series D Preferred Stock has no preference with respect to dividends to the Company’s common stock, and is entitled to receive dividends when, as and if declared by the Company’s Board of Directors, together with the holders of the common stock, ratably on an “as-converted” basis.  Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of Common Stock at an initial rate of 5,000 shares of Common Stock per share of Series D Preferred Stock.  The holders of the Series D Preferred Stock are entitled to vote, on an “as-converted basis,” together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of the Company’s capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law.  In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntarily or involuntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock.  The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Series C Preferred Stock, par value $1.00 per share, of the Company and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Common Stock.  The Series D Preferred Stock is not redeemable.

April 2008 Offering.  On April 7, 2008, the Company completed the sale of an aggregate of 1,000 shares of Series D Preferred Stock to certain private investors (collectively, the “Investors”) pursuant to a Stock Purchase Agreement entered into on April 3, 2008 (the “Stock Purchase Agreement”).  The Investors include an executive officer of the Company, a holder of more than 10% of the outstanding Common Stock and a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock (collectively, the “Related Party Investors”).  Dr. Jane Hsiao, who became a director and Chairman in October 2008, is trustee of one of the Investors which is not one of the Related Party Investors.  The aggregate purchase price for the Series D Preferred Stock was $1,500,000, of which $795,000 was paid by the Related Party Investors.

December 2008 Offering.  In December 2008, the Company sold an aggregate of 491 additional shares of its Series D Preferred Stock to certain private investors at a price of $1,500 per share pursuant to Stock Subscription Agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008).  The investors in the December 2008 Offering include a director of the Company, an entity controlled by the Company’s Chairman and certain of the Related Party Investors that participated in the April 2008 Offering (collectively, the “December Related Party Investors”).  The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the December Related Party Investors.  Of the $382,500 paid by the December Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described in Note 5 above.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

January 2009 Offering.  On January 28, 2009, pursuant to Stock Subscription Agreements accepted by the Company on that date, the Company completed the sale of an aggregate of 1,400 additional shares of Series D Preferred Stock at a price of $1,500 per share to certain of the Related Party Investors that participated in the December 2008 offering described above.  The aggregate price paid for the shares issued in the January 2009 offering was $2.1 million.

The Series D Preferred Stock was issued in each of the above transactions at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis.  The closing price of the Common Stock on the over-the-counter bulletin board was $0.53, $0.36, $0.38 and $0.43, respectively, on each of April 7, 2008, December 1, 2008, December 2, 2008 and January 28, 2009, resulting in beneficial conversion features of $1,150, $300, $400 and $650, respectively, per share of Series D Preferred Stock on the respective issue dates.  In accordance with the guidance in FASB Emerging Issues Task Force Issue Nos. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the $2.2 million aggregate beneficial conversion feature of the Series D Preferred Stock on the issue dates was deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the balance sheet.  Because the Series D Preferred Stock was immediately convertible to Common Stock, the portion of the $2.2 million aggregate intrinsic value applicable to a closing date is deemed a dividend paid to the investors on such closing date.  Such deemed dividends have been recorded as increases in losses attributable to common shareholders and, in the absence of retained earnings, as reductions of additional paid in capital.

7.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the nine months ended April 30, 2009 and 2008, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2009	April 30, 2008
Stock options	2,336,831	1,958,330
Stock warrants	325,000	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	14,455,000	5,000,000
Total	18,668,031	8,834,530

8.	RELATED PARTY TRANSACTIONS

Dr. Marvin A. Sackner, the Company’s CEO and director, formerly leased office space to the Company on a month to month basis in North Bay Village, Florida under an arrangement with the Company which was discontinued effective October 31, 2007.  The Company reimbursed Dr. Sackner for the cost of the space monthly.  The amount reimbursed to Dr. Sackner by the Company for the nine months ended April 30, 2008 was $5,000.

The Company signed a five year lease for office space in Miami, Florida with a company owned by one of the Company’s major shareholders.  The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease.  In the three and nine months ended April 30, 2009, the Company recorded $14,000 and $36,000, respectively, of rent expense on a straight-line basis related to the Miami lease.  In February 2009, the Company began storing its finished goods inventory in a Hialeah, Florida warehouse owned by a company jointly controlled by the Company’s Chairman and a beneficial owner of more than 10% of the Company’s Common Stock.  The Company anticipates executing a lease for between 4,000 and 5,000 square feet of space in the Hialeah warehouse at a rate substantially equivalent to market lease rates for comparable properties in the Hialeah area.  In the three months ended April 30, 2009, the Company recorded $9,000 of rent expense related to the Hialeah warehouse.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

Adam Jackson, the Company’s Chief Financial Officer, also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, and Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor.  The Company’s Chairman, Dr. Jane Hsiao, also serves as Chairman of SafeStitch and President of Aero.  Director Steven Rubin also serves as a director of SafeStitch and as Director and Secretary of Aero, and director Rao Uppaluri also serves as Treasurer of Aero.  The total salaries of the accounting staffs of NIMS, SafeStitch and Aero have been shared under a board-approved cost sharing arrangement since March 2008.  The Company has recorded General and Administrative expense for the three and nine months ended April 30, 2009 totaling $10,000 and $22,000, respectively, to account for the sharing of costs under this arrangement.  No such costs were recorded in the three and nine months ended April 30, 2008.  Accounts payable to SafeStitch and Aero totaled approximately $7,000 at April 30, 2009.

Dr. Hsiao is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business.  As of April 30, 2009, the Company had approximately $1.3 million on deposit with Great Eastern Bank of Florida, including approximately $1.3 million secured by repurchase contracts for US Government securities.

9.	COMMITMENTS

Leases.

The Company leased office space in Sarasota, Florida at a rate of approximately $3,000 per month under a lease which expired in November 2008.  The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008.  The rental payments under the Miami office lease are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease.  The Company signed a three year lease for retail space in Toronto, Canada to create a product demonstration center, commencing March 1, 2009.  Rental payments under the Toronto demonstration center lease are approximately $1,200 per month.  In February 2009, the Company began storing its finished goods inventory in a Hialeah, Florida warehouse owned by a company jointly controlled by the Company’s Chairman and a beneficial owner of more than 10% of the Company’s Common Stock.  The Company anticipates executing a lease for between 4,000 and 5,000 square feet of space in the Hialeah warehouse at a rate substantially equivalent to market lease rates for comparable properties in the Hialeah area.

Product Development and Supply Agreement.

On September 4, 2007, the Company executed a Product Development and Supply Agreement (the “Agreement”) with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan ("Sing Lin").  Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the next generation Exer-Rest®, Somno-Ease™ and Exer-Rest® Plus devices.  Sing Lin will also manufacture all of the Company’s acceleration therapeutic platforms.  The Agreement commenced as of September 3, 2007 and has a term that extends three years from the acceptance of the first run of production units by NIMS.  Thereafter, the Agreement automatically renews for successive one year terms unless either party sends the other a notice of non-renewal. Either party may terminate the Agreement with ninety days prior written notice.  Upon termination, each party’s obligations under the Agreement will be limited to obligations related to confirmed orders placed prior to the termination date.

Pursuant to the Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000.  Sing Lin will utilize the tooling in the performance of its production obligations under the Agreement.  The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon the Company’s approval of the product prototype concepts and designs.  The balance of the final tooling cost became due and payable in September 2008 upon acceptance of the first units produced using the tooling, and was paid in full during the nine months ended April 30, 2009.  These amounts have been recorded as tooling costs, and are included in tooling and equipment, net.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

The Company has committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of the September 2008 acceptance of the final product.  Additionally, the Company has agreed to purchase $3.5 million and $7.5 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following such acceptance, respectively.  These purchase commitment amounts are based upon estimated per product costs at the time the Agreement was executed multiplied by volume commitments.  Through April 30, 2009, the Company had paid Sing Lin $891,000 in connection with orders placed through that date.  Of this amount, $302,000 is included in advances to contract manufacturer in the accompanying unaudited condensed consolidated financial statements.  As of April 30, 2009, aggregate future purchase commitments under the Agreement totaled approximately $12.3 million.

10.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, websites, leasehold improvements, patents and trademarks and long-term investments.  Tooling and equipment, net of accumulated depreciation, consists of the following at April 30, 2009 (in thousands):

	April 30, 2009	July 31, 2008
Tooling and equipment	$471	$442
Furniture and fixtures, leasehold improvements, office equipment and computers	76	51
Website and software	26	–
	573	493
Less accumulated depreciation	(97)	(23)
Tooling and equipment, net	$476	$470

Depreciation expense was $22,000 and $2,000 during the three months ended April 30, 2009 and 2008, respectively, and $74,000 and $7,000 during the nine months ended April 30, 2009 and 2008, respectively.  Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years.  Nine Exer-Rest® SL and TL demonstration units are included in furniture and fixtures at an aggregate cost of $27,000.  These units were placed in service in fiscal 2009, and are being depreciated based upon a five-year estimated useful life.  Four Exer-Rest® AT demonstration units were previously included in furniture and fixtures at an aggregate cost of $19,000.  These units were disposed of in the three months ended April 30, 2009 and the Company recorded a $9,000 loss on the disposal which is included in other expense in the accompanying unaudited condensed consolidated financial statements.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

Effective August 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of April 30, 2009, the Company has not elected to use the fair value option allowed by SFAS 159.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  SFAS 162 became effective in November 2008. The  adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position FAS-157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP FAS 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  FSP FAS 157-4 will be effective for the Company’s fiscal year beginning August 1, 2009.  The Company is currently evaluating the potential impact of the adoption of FSP FAS 157-4 on its consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2009

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”) and (“FSP FAS 124-2”).  FSP FAS 115-2 and FSP FAS 124-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.  FSP FAS 115-2 and FSP FAS 124-2 will be effective for the Company’s fiscal year beginning August 1, 2009.  The Company is currently evaluating the potential impact of the adoption of FSP FAS 115-2 on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements.  FSP FAS 107-1 and APB 28-1 will be effective for the Company’s fiscal year beginning August 1, 2009.  The Company is currently evaluating the potential impact of the adoption of FSP FAS 107-1 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or ready to be issued.  SFAS No. 165 will be effective for the Company’s fiscal year ending July 31, 2009.  The Company does not expect SFAS No. 165 to have any effect on its consolidated financial statements.

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

NON-INVASIVE MONITORING SYSTEMS, INC

In January 2005 we began development of a less costly and more efficient second generation version of the AT-101, the Exer-Rest® (now designated the Exer-Rest® AT).  The Company entered into a Product and Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007.  Under this agreement, Sing Lin will manufacture new third generation versions of our patented Exer-Rest® motorized platforms (designated the Exer-Rest® SL and the Exer-Rest® TL).  In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., one of the world’s leading verification and certification bodies.  ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices.  In addition to our ISO certification, NIMS’ Exer-Rest® AT acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety related conformity tests including clinical assessment for safety and effectiveness.  The CE0120 marking is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market as well as in many other countries.

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

The development of the Exer-Rest® has necessitated additional expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2009 fiscal year as we commence sales in the US, Canada, the UK, Europe, India and Latin America.  We raised approximately $2.8 million in the nine months ended April 30, 2009 to produce inventory and initiate sales and marketing efforts in Canada and the US.  If we are unsuccessful in achieving significant revenues from these efforts, we will likely need to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured.  If we are unsuccessful in our efforts to raise such additional capital, if required, we may not be able to continue operations.

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

NON-INVASIVE MONITORING SYSTEMS, INC

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements set forth in Item 7 of our Annual Report on Form 10-KSB for the year ended July 31, 2008.  Actual results may differ from these estimates.

Results of Operations

In January 2005, we began developing the Exer-Rest® line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the original AT-101 platform.  The Exer-Rest® AT platform was first available for delivery to certain locations outside of the United States in October 2007.  Prior to the first export sales of the Exer-Rest® AT, we continued to sell the AT-101 in certain locations outside of the United States.  In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value.  The newest Exer-Rest® SL and TL platforms, which have been developed under our agreement with Sing Lin, became available for sale overseas in the first quarter of our 2009 fiscal year and in the U.S. in February 2009.  We expect to increase our sales activity throughout fiscal 2009 in North America with aggressive marketing, promotional pricing and the establishment of demonstration centers, and in international markets through the enlistment of local distributors.  As of April 30, 2009, we had entered into agreements with distributors in the Middle East and India.

Three and Nine months ended April 30, 2009 Compared to Three and Nine months Ended April 30, 2008

Revenue.  Total revenues increased from $39,000 for the three months ended April 30, 2008, to $169,000 for the three months ended April 30, 2009.  This $130,000 increase resulted from a $137,000 increase in product sales, offset in part by a $6,000 decrease in royalties.  Total revenues increased from $194,000 for the nine months ended April 30, 2008 to $450,000 for the nine months ended April 30, 2009, an increase of $256,000, primarily resulting from a $230,000 increase in product sales and a $27,000 increase in royalties.  Platform unit sales for the three and nine months ended April 30, 2009 increased 2,000% and 800%, respectively, over the comparable periods in the prior year.  These increases in product sales were primarily attributable to the delivery of the initial order of Exer-Rest® SL models to a new overseas distributor and the delivery of Exer-Rest® SL and TL models to individual customers upon commencement of United States sales in February 2009.

Combined royalties from VivoMetrics and SensorMedics were $20,000 and $26,000 for the three months ended April 30, 2009 and 2008 respectively.  The decrease in royalty revenue was primarily due to revisions to previously estimated royalties from VivoMetrics on sales of the LifeShirt®.  Royalty revenues were $177,000 and $150,000 for the nine months ended April 30, 2009 and 2008, respectively.  Increases in royalty revenue resulted from higher reported sales of licensed products in the nine months ended April 30, 2009 as compared to the same periods in 2008.  We expect royalty revenues from LifeShirt® sales to decrease in future periods due to reported reductions in VivoMetrics’ sales force.

Cost of Sales.  Cost of sales for the three and nine months ended April 30, 2009 was $57,000 and $118,000, respectively, as compared to $15,000 and $41,000, respectively, for the three and nine months ended April 30, 2008.  As a percentage of revenue, cost of sales was lower in the 2009 periods primarily due to a greater mix of the less costly Exer-Rest™ SL and TL units delivered and because the majority of units delivered in the 2008 periods were sold at a substantial discount to our current pricing.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $494,000 for the three months ended April 30, 2009 from $463,000 for the three months ended April 30, 2008.  This $31,000 increase was primarily attributed to the establishment of our Toronto demonstration center and increased wages, professional fees and marketing and sales expenses in the 2009 fiscal period, offset by reduced legal and auditing fees.  SG&A expenses increased $54,000 to $1.4 million for the nine months ended April 30, 2009 from $1.4 million for the nine months ended April 30, 2008.  The increase in the 2009 period was the result of increases in wages, professional fees, trade show costs, travel, sales and marketing and the establishment of our Toronto demonstration center, offset in part by lower stock-based compensation and severance expenses.  The nine months ended April 30, 2008 included $126,000 of severance costs related to the termination of our former Chief Executive Officer.  Stock-based compensation expense, which is included in SG&A expense, decreased from $42,000 and $274,000, respectively, for the three and nine months ended April 30, 2008 to $41,000 and $146,000, respectively, for the three and nine months ended April 30, 2009.  The decrease in stock-based compensation was primarily due to a decrease in the number of options granted during the nine months ended April 30, 2009.

Research and development costs.  Research and development costs increased from $49,000 for the three months ended April 30, 2008 to $77,000 for the three months ended April 30, 2009, an increase of $28,000.  Research and development costs increased from $125,000 for the nine months ended April 30, 2008 to $168,000 for the nine months ended April 30, 2009, an increase of $43,000.  The increases in the 2009 fiscal periods relate primarily to costs incurred in pursuit of FDA clearance to market the Exer-Rest® in the US, which clearance was granted in January 2009.

NON-INVASIVE MONITORING SYSTEMS, INC

Total operating costs and expenses.  Total operating costs and expenses increased $101,000 from $527,000 for the three months ended April 30, 2008 to $628,000 for the three months ended April 30, 2009.  Total operating costs and expenses increased $174,000 from approximately $1.6 million for the nine months ended April 30, 2008 to approximately $1.7 million for the nine months ended April 30, 2009.  These increases were primarily attributable to the increase in cost of sales related to higher sales volume, as well as higher SG&A expense and increased research and development expense related to our pursuit of FDA approval to market the Exer-Rest®.

Interest income (expense), net.  Net interest income was negligible in each of the three month periods ended April 30, 2009 and 2008.  Net interest expense was $8,000 for the nine months ended April 30, 2009, primarily attributable to interest accruing on the Revolver described below.  Net interest income was $10,000 for the nine months ended April 30, 2008 from interest earned on cash balances in interest bearing accounts.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities.  At April 30, 2009, we had cash of approximately $1.3 million and working capital of approximately $2.2 million.  We expect these funds will be sufficient to expand our marketing efforts in the US and Canada for the remainder of the 2009 calendar year.  If we are not able to generate significant revenue with these expanded marketing efforts, we will likely be required to obtain additional external financing to continue operations beyond the end of the 2009 calendar year.  No assurance can be given that such additional financing will be available on acceptable terms or at all.  Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic turmoil in the Global equity and credit markets.  Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

 Net cash used in operating activities was $1.4 million for each of the nine month periods ended April 30, 2009 and 2008.  Reduced payments to Sing Lin for inventory purchases were offset by increased use of cash for other working capital items.

Net cash used in investing activities was $227,000 for the nine months ended April 30, 2009 primarily due to the $171,000 final payment for the purchase of tooling from Sing Lin, improvements to our Miami office and Toronto demonstration center and development of our new website.  Our investing activities provided $79,000 of net cash for the nine months ended April 30, 2008 due to the redemption of $400,000 of certificates of deposit held in restricted cash, offset in part by $300,000 of payments for tooling development under the Sing Lin agreement.

Net cash provided by financing activities was $2.9 million for the nine months ended April 30, 2009, as compared to $1.1 million for the nine months ended April 30, 2008.  The increase was principally due to the issuance of 1,891 shares of Series D Preferred Stock in the December 2008 and January 2009 transactions described below, as compared  to the issuance of 1,000 shares of Series D Preferred Stock in April 2008.

In January 2009, the Company accepted $2,000 for the exercise of 13,333 outstanding options and issued an additional 8,239 shares of the Company’s Common Stock in the cashless exercise of an additional 13,333 options.

Aggregate collections of royalty payments from VivoMetrics and SensorMedics were $161,000 and $136,000 in the nine months ended April 30, 2009 and 2008, respectively.  There can be no assurances that the Company will continue to receive similar royalty payments, and we expect a modest decline in royalties for the foreseeable future.

At July 31, 2008, we had available net operating loss carryforwards of approximately $10.6 million which expire in various years through 2028.  The net operating loss carryforwards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Under the agreement with Sing Lin, we are committed to purchase approximately $2.2 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $3.5 million and $7.5 million of products in the second and third years following acceptance of the final product, respectively.  Under the Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery.  Through April 30, 2009, we have paid Sing Lin $891,000 in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $238,000 upon taking delivery of the units currently in production.  We began taking delivery of units from Sing Lin in October 2008 and we expect such deliveries to continue periodically throughout the 2009 fiscal year.

NON-INVASIVE MONITORING SYSTEMS, INC

Series D Preferred Stock Offerings.  In April 2008, we authorized a new series of our Preferred Stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”).  Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of the Company’s common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock.  The Series D Preferred Stock has a $1,500 per share liquidation preference, and is issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis.

April 2008 Series D Preferred Stock Offering.  On April 7, 2008, we completed the sale of an aggregate of 1,000 shares of our Series D Preferred Stock to certain private investors (collectively, the “Investors”) pursuant to a Stock Purchase Agreement entered into on April 3, 2008 (the “Stock Purchase Agreement”).  The Investors include Marvin Sackner, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock; Steven Mrha, an executive officer of the Company, and Frost Gamma Investments Trust (“Frost Gamma”), a holder of more than 10% of the outstanding Common Stock (collectively, the “Related Party Investors”).  Dr. Jane Hsiao, who became a director and Chairman in October 2008, is trustee of one of the Investors which is not one of the Related Party Investors.  The aggregate purchase price for the Series D Preferred Stock was $1.5 million, of which $795,000 was paid by the Related Party Investors.  The April 7, 2008 closing price of the Common Stock on the over-the-counter bulletin board was $0.53 per share, resulting in a $1,150 intrinsic value per share of Series D Preferred Stock on the issue date.  The $1.2 million aggregate intrinsic value of the Series D Preferred Stock on the issue date was deemed a dividend paid to the Investors on the closing date and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

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

August 2008 Revolver Loan.  On August 28, 2008 we entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property.  The Lenders included Dr. Sackner, Frost Gamma and Hsu Gamma.  We were permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”).  The interest rate payable by us on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default.  We were required to repay all amounts owing under the Revolver by the Maturity Date, and amounts outstanding were prepayable at any time.  On August 29, 2008 we drew down $300,000 under the Revolver.  The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008.  All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described above.  (See Notes 5 and 6 to the accompanying unaudited consolidated financial statements.)

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  As reflected in the accompanying financial statements the Company had net losses in the amount of $468,000 and $488,000 for the three months ended April 30, 2009 and 2008 respectively, and $1.3 million and $1.3 million for the nine months ended April 30, 2009 and 2008 respectively.  In addition, the Company has an accumulated deficit of $19.3 million as of April 30, 2009, and has substantial purchase commitments at April 30, 2009 (see Note 9 to the accompanying unaudited consolidated financial statements).  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4T.  CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2009.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the Risk Factors set forth in Item 1 in our Report on Form 10-KSB for the fiscal year ended July 31, 2008, investors should be aware of the following additional risk factor:

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits Index

10.1
First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Company and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 9, 2009)..

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

Dated: June 15, 2009	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: June 15, 2009	By:	/s/ Adam S. Jackson
Adam S. Jackson, Chief Financial Officer

EXHIBIT INDEX

10.1
First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Company and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 9, 2009).

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