Form 10-K
period 2009-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2009-10-29
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number 0-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd., Suite 180, Miami, Florida, 33137
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (305) 575-4200

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 31, 2009 was: $14.0 million

As of October 15, 2009 there were 68,385,637 shares of Common Stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding, among other things, our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A - Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA, to the extent applicable to an issuer of penny stock. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses and we do not expect to become profitable in the near future.

•
The current worldwide economic crisis and concurrent market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

•	Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on us.

•
The terms of clearances or approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate anticipated revenues.

•	We rely on third parties to manufacture and supply our products.

•	Our competitors may develop and market products that are more effective, safer or less expensive than our products, negatively impacting our commercial opportunities.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•
If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

•
We will likely require additional funding, which may not be available to us on acceptable terms, or at all.  In addition, we may need to amend our Articles of Incorporation to increase our number of authorized shares of Common Stock.

•	We do not anticipate paying dividends on our Common Stock in the foreseeable future.

•	Because our Common Stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected.

•	Our stock price has been volatile and there may not be an active, liquid trading market for our Common Stock.

•	Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

* * * * *

PART I

Item 1.	Business.

General

Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) was incorporated in Florida on July 16, 1980. The Company’s offices are located at 4400 Biscayne Boulevard, Miami, Florida, 33137 and its telephone number is (305) 575-4200. The Company’s primary business is the research, development, manufacturing and marketing of a line of motorized, non-invasive, whole body, periodic acceleration platforms. These platforms are the home, wellness center and clinic version of the Company’s original acceleration platform, the AT-101. In addition, the Company has developed computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. These diagnostic devices were sold in 1999 to the SensorMedics Division of ViaSys (which is now a unit of Cardinal Health, Inc. (“SensorMedics”)), and to privately held VivoMetrics, Inc. (“VivoMetrics”), both of which are required to pay royalties to NIMS on sales of these products. VivoMetrics ceased operations in July 2009, filed for Chapter 11 bankruptcy protection in October 2009, and has not paid royalties since July 2009.

Company Overview

Prior to 2002, our primary business was the development of computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for these ambulatory monitoring devices to SensorMedics for cash and royalties on sales. We also assigned certain patents to VivoMetrics, then a related party, for an equity ownership interest in VivoMetrics (now carried at zero value for financial reporting purposes) and royalties on sales and leasing of VivoMetrics’ LifeShirt® systems. In April 2002, VivoMetrics received FDA clearance to market the LifeShirt® system, however VivoMetrics stopped selling the LifeShirt® in July 2009. We continue to receive royalties from SensorMedics, however there can be no assurance as to the future amount of royalty revenue that will be derived from this patent assignment.

In 2002, we began restructuring our operations and business strategy to focus on the research, development, manufacturing, marketing, and sales of non-invasive, motorized, whole body periodic acceleration (“WBPA”) platforms. These therapeutic acceleration platforms are intended for use in the home, wellness centers and clinics as an aid to improve circulation and joint mobility, relieve minor aches and pains, relieve morning stiffness, relieve troubled sleep and as a mechanical feedback device for slow rhythmic breathing exercise for stress management. The Company’s first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing efforts for the AT-101 until we received clearance from the FDA to market the device following submission of a 510(k) application incorporating appropriate clinical trial data. Accordingly, the Company ceased its commercial sales and marketing of therapeutic platforms in 2005, but continued to receive royalty revenue from sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics. The Company additionally has received revenues from small research contracts, sales of parts and units sold for research purposes.

In January 2005 we began development of a less costly and more efficient second generation version of the AT-101, the Exer-Rest® (now designated the Exer-Rest® AT). In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., the world’s leading verification and certification body. ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices. In addition to our ISO certification, NIMS’ Exer-Rest® AT acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety related conformity tests including clinical assessment for safety and effectiveness. The CE0120 marking is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market as well as in many other countries. Prior to obtaining FDA clearance for the sale of our therapeutic acceleration platforms in the United States, we marketed and sold the Exer-Rest® AT platforms in the United Kingdom, Canada, Europe, India, and Latin America.

The Company entered into a Product Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement, Sing Lin is manufacturing new third generation versions of our patented Exer-Rest® motorized platforms (designated the Exer-Rest® SL and the Exer-Rest® TL). We filed a 510(k) premarket notification submission with the FDA in October 2008 for approval to market the Exer-Rest® line of platforms in the United States. The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School. The submission supported Exer-Rest® safety and efficacy for the intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains, and to provide local muscle relaxation. The FDA granted clearance under the 510(k) application in January 2009 to market the full Exer-Rest® line of products as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission. In June 2009, the FDA granted clearance to market the Exer-Rest® with the additional intended use as an aid to reduce morning stiffness. Accordingly, we have begun to market and sell the Exer-Rest® in the U.S and abroad.

We have determined that it is in the best interest of NIMS and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest® line of acceleration therapeutic platforms. These devices are being marketed and sold by NIMS in the US, Canada, UK, Europe, India and Latin America. Sing Lin is selling Exer-Rest® platforms in the Far East as an authorized distributor.

The development of the Exer-Rest® has necessitated additional expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2010 fiscal year as we expand sales in the US, Canada, the UK, Europe, India, Latin America and the Far East. We may be required to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to expand sales or raise capital, we will not be able to continue operations.

Market Opportunities

We believe the market for our products is driven by, among other factors:

•	The aging population;

•	The increasing number of the elderly reporting chronic ailments;

•	An increased awareness of the benefits of exercise, particularly as a form of prevention;

•	An increasing portion of the population that is incapable of performing traditional exercise;

•	The expanding body of research connecting the body’s production of Nitric Oxide with vasodilatation, reduction of inflammation and improved transmission of neural impulses; and

•	The expanding body of research linking WBPA to production of Nitric Oxide and related benefits.

Our products are designed for use by people who are unable or unwilling to exercise or in whom exercise is contraindicated. The Exer-Rest® line of platforms has been cleared for the intended uses of temporarily increasing local circulation, relieving minor aches and pains, providing local muscle relaxation and as an aid to reduce morning stiffness. These symptoms are frequently reported by individuals with chronic neurological or musculoskeletal conditions such as Multiple Sclerosis, Parkinson’s Disease, Neuropathy, Arthritis and Fibromyalgia.

Products

Acceleration Therapeutic Vibrators

The original AT-101 therapeutic vibrator is a comfortable gurney styled device that moves a platform repetitively in a head-to-foot motion, similar to the movement used to comfort a child in a baby carriage but at a much more rapid pace. Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in the United States. QTM Incorporated (“QTM”), an FDA registered manufacturer (Oldsmar, FL) manufactured the device, which was built in accordance with ISO and FDA Good Manufacturing Practices. As discussed above, we stopped selling the AT-101 in the United States in January 2005, but continued selling overseas as we began development of the Exer-Rest®. We ceased manufacturing the AT-101 in January 2005 and we no longer market this product.

The Exer-Rest® AT therapeutic vibrator is based upon the design and concept of the AT-101 therapeutic vibrator, but has the dimensions and appearance of a commercial extra long twin bed. The Exer-Rest® AT, which is also manufactured by QTM, weighs about half as much as the AT-101, has a much more efficient and less costly drive mechanism, has a much lower selling price than the AT-101, and is designed such that the user can utilize and operate it without assistance. The wired hand held controller provides digital values of speed, travel and time rather than analog values of speed and arbitrary force values as in the AT-101. Sales of the Exer-Rest ® AT began outside the US in October 2007 and in the US in February 2009.

The Exer-Rest® SL and Exer-Rest® TL, which are being manufactured by Sing Lin, are next generation versions of the Exer-Rest ® AT and further advance the acceleration therapeutic platform technology. The SL (“single” bed) and TL (“twin” bed) models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the whole body, periodic acceleration experience. Sales of the Exer-Rest® SL and Exer-Rest® TL platforms began outside the US in October 2008, and US sales commenced in February 2009.

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

LifeShirt®

The LifeShirt® is a Wearable Physiological Computer (US Patents 6,551,252 [issued April 22, 2003], 6,413,225 [issued July 2, 2002], 6,047,203 [issued April 4, 2000]) that incorporates four inductive plethysmographic transducers, electrocardiographic electrodes, and a two posture sensor into a low turtle neck sleeveless garment. Pulse oximetry is an optional add-on. These transducers are connected to a miniaturized, battery powered, electronic module. This module interfaces with the compact flash memory of a Personal Digital Assistant (“PDA”) for collection of raw waveforms and digital data. Such data are then transmitted from the flash memory to a Data Collection Center that transforms the data into minute-by-minute median trends of over 30 physical and emotional signs of health and disease. In addition, the monitored patient can enter symptoms with intensity, mood, and medication directly into the PDA for integration with the physiologic information collected with the LifeShirt® garment. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt® garment system while at rest, during exercise, at work, and during sleep. The LifeShirt® was sold exclusively by VivoMetrics until July 2009, and is currently not being marketed.

Intellectual Property

The Company currently holds five United States patents with respect to both overall design and specific features of its present and proposed products and has submitted applications with respect to an additional United States provisional patent as well as four foreign patents. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that the Company will have sufficient resources to enforce any proprietary protection afforded by its patents or that the Company’s technology will not infringe on patents held by others. The Company believes that in the event its patent protection is materially impaired, a material adverse effect on its present and proposed business could result. The following table lists the Company’s patents, along with their expiration dates (each of which is 20 years from the filing date):

US Patent	Inventors	Title	Expiration Date
7,404,221	Sackner, Marvin A.	Reciprocating movement platform for the external addition of pulses to the fluid channels of a subject	August 4, 2028

7.228,576	Inman, D. Michael; Sackner, Marvin A.	Reciprocating movement platform for the addition of pulses of the fluid channels of a subject	June 12, 2027

7,111,346	Inman, D. Michael; Sackner, Marvin A.	Reciprocating movement platform for the addition of pulses of the fluid channels of a subject	May 15, 2023

7,090,648	Sackner, Marvin A.; Inman, D. Michael	External addition of pulses to fluid channels of body to release or suppress endothelial mediators and to determine effectiveness of such intervention	September 28, 2021

6,155,976	Sackner, Marvin A.; Inman, D. Michael; Meichner, William J.	Reciprocating movement platform for shifting subject to and fro in headwards-footwards direction	May 24, 2019

With respect to its present and proposed product line, the Company has 17 trademarks and trade names which are registered in the United States and in several foreign countries, including the Company’s principal trademark, Exer-Rest®.

Research and Development

Our strategy is to develop a portfolio of non-invasive products through a combination of internal development and collaborations with external partners. We are also sponsoring or monitoring research investigating the effectiveness of WBPA in treating stroke, fibromyalgia, cystic fibrosis, delayed onset muscle soreness (DOMS), traumatic brain injury, angina, sickle cell disease, asthma, smoking, myocardial infarction and sleep apnea. We are also investigating the expansion of our product line with other non-invasive vibration therapies. For the fiscal years ended July 31, 2009 and 2008, research and development costs were $176,000 and $178,000, respectively.

Competition

The Company competes with several entities that market, sell or distribute therapeutic vibratory devices that are registered with FDA as powered exercise devices, or therapeutic vibrators. These include Power Plate of North America, Vibraflex, CERAGEM International, Inc. all of which are larger, have longer operating histories and have financial and personnel resources far greater than those of the Company. We believe that we effectively compete with such competitors based upon the uniqueness of our products and their differentiation on the basis of intended uses and operation.

Government Regulation of our Medical Device Development and Distribution Activities

Healthcare is heavily regulated by the federal government and by state and local governments. The federal laws and regulations affecting healthcare change constantly thereby increasing the uncertainty and risk associated with any healthcare-related venture.

The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA which administers the Food, Drug, and Cosmetic Act (“FD&C Act”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”) which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.

FDA Regulation of the Design, Manufacture and Distribution of Medical Devices

The testing, manufacture, distribution, advertising and marketing of medical devices are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory clearances or approvals, as the case may be, before it may be marketed in a particular country. Under United States law, a “medical device” (“device”) is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. See FD&C Act § 201(h). Substantially all of our products are classified as medical devices and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts.

Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. The FDA classifies medical devices into one of three classes. Class I devices are relatively simple and can be manufactured and distributed with general controls. Class II devices are somewhat more complex and require greater scrutiny. Class III devices are new and frequently help sustain life.

In the United States, a company generally can obtain permission to distribute a new device in two ways – through a Section 510(k) premarket notification application (“510(k) submission”), or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a device first marketed prior to May 1976 or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, FDA may require that a premarket notification not only be submitted, but also be accompanied by clinical data. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”) regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes on average about 90 days, but it can take substantially longer if the agency has concerns, and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. Nor is there any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA process described below.

After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to withdraw the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.

A manufacturer of a device cleared through a 510(k) submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a 510(k) device requires an approval supplement or cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

As a company that manufactures medical devices, we are required to register with the FDA. As a result, we and any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Community, we will be required to maintain certain International Organization for Standardization (“ISO”) certifications in order to sell products and we or our manufacturers undergo periodic inspections by notified bodies to obtain and maintain these certifications. These regulations require us or our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.

The FDA in the course of enforcing the FD&C Act may subject a company to various sanctions for violating FDA regulations or provisions of the Act, including requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke a clearance or approval, seeking disgorgement of profits and seeking to criminally prosecute a company and its officers and other responsible parties.

Medicare and other Third-Party Payments

A.       Medicare Coverage

Inasmuch as a percentage of the projected patient population that could potentially benefit from our devices is elderly, Medicare would likely be a potential source of reimbursement. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s Disease. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. However, Medicare only provides reimbursement if CMS determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level (“Local Coverage Determination”) by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a National Coverage Determination. There are statutory provisions intended to facilitate coverage determinations for new technologies under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) §§ 731 and 942. Coverage presupposes that the device has been cleared or approved by the FDA and, further, that the coverage will be no broader than the FDA approved intended uses of the device (i.e., the device’s label) as cleared or approved by the FDA, but coverage can be narrower. In that regard, a narrow Medicare coverage determination may undermine the commercial viability of a device. It is unclear whether the therapies and treatments that would use our primary products would be covered under Local or National Coverage Determinations.

Seeking to modify a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for respective devices. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations. Our inability to obtain a favorable coverage determination may adversely affect our ability to market our products and thus, the commercial viability of our products.

B.        Medicare Reimbursement Levels

Even if Medicare covers the procedure that uses our devices the level of reimbursement may not be sufficient for commercial success. The Medicare reimbursement levels for covered procedures are determined annually through two sets of rulemakings, one for outpatient departments of hospitals under the Outpatient Prospective Payment System (“OPPS”) and the other, for procedures in physicians’ offices under the Resource-Based Relative Value Scales (“RBRVS”) (the Medicare fee schedule). If the use of a device is covered by Medicare, a physician’s ability to bill a Medicare patient more than the Medicare allowable amount is significantly constrained by the rules limiting balance billing. For covered services in a physician’s office, Medicare normally pays 80% of the Medicare allowable amount and the beneficiary pays the remaining 20%, assuming that the beneficiary has met his or her annual Medicare deductible and is not also a Medicaid beneficiary. For services performed in an outpatient department of a hospital, the patient’s co-payment under Medicare may exceed 20%, depending on the service and depending on whether CMS has set the co-payment at greater than 20%. If a device is used as part of an in-patient procedure, the hospital where the procedure is performed is reimbursed under the Inpatient Prospective Payment System (“IPPS”). In general, IPPS provides a single payment to the hospital based on the diagnosis at discharge and devices are not separately reimbursed under IPPS.

Usually, Medicaid pays less than Medicare, assuming that the state covers the service. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers by private and public payors are expected to continue.

Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to commercialize our devices and therefore, on our liquidity and financial condition.

Anti-Fraud and Abuse Rule

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us. These federal laws include, by way of example, the following:

•
The anti-kickback statute (Section 1128B(b) of the Social Security Act) prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

•
The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements.

•
The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•
The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs); and

•
The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments or exclusion from the Medicare and Medicaid programs, or both. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relators, may be filed by almost anyone, including present and former patients or nurses and other employees, as well as competitors. HIPAA, in addition to its privacy provisions, created a series of new healthcare-related crimes.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on a supplier’s liquidity and financial condition. An investigation into the use of a device by physicians may dissuade physicians from either purchasing or using the device. This could have a material adverse effect on our ability to commercialize our devices.

The Privacy Provisions of HIPAA

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities,” such as healthcare providers, insurers and clearinghouses, and indirectly regulates “business associates,” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA and it is unlikely that we, based on our current business model, would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician or hospital customers may be subject to civil monetary penalties, which could adversely affect our ability to market our devices. Recent changes in the law wrought by the American Recovery and Reinvestment Act of 2009, Pub. L. No. 111-5, 123 Stat. 115 (Feb. 17, 2009), may increase the likelihood that we would be treated as a business associate thereby subjecting us to direct government regulation, increasing our compliance costs and our exposure to civil monetary penalties and other government sanctions.

Manufacturing

We have no commercial manufacturing facilities and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our current manufacturing is performed by Sing Lin under the aforementioned agreement. Sing Lin and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs.

Sales & Marketing

We have limited number of dedicated sales and marketing personnel, and our Chief Operating Officer is presently leading our current marketing efforts. In addition to direct sales efforts by our sales management personnel, our sales and distribution network consists of independent sales representatives, distributors, and a storefront demonstration and therapy center in Toronto, Canada. We intend to expand our distributor and independent sale representative networks and open additional demonstration and therapy centers in the US and Canada. There can be no assurance that we will be able to enter into additional distribution and representation agreements on terms acceptable to us or at all, or that our sales and distribution network and demonstration centers will generate significant sales.

Employees

The Company currently employs eight employees on a full-time basis. Six are engaged in general and administrative, marketing and distribution duties and two in research and development. None of our employees are represented by a collective bargaining agreement, and we believe relations with our employees are good.

Executive Officers of the Registrant

Marvin A. Sackner, M.D. Dr. Sackner, 77, has served as a Director since he was first elected as our Chairman of the Board, Chief Executive Officer and Director in November 1989 and served as Chairman of the Board from November 1989 until October 2008. He served as CEO from 1989 until 2002 and from December 2007 to the present. Dr. Sackner co-founded Respitrace Corporation, a predecessor to the Company, in 1977 and was the Chairman of its Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973-1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. In 2007, he was awarded an Honorary Doctorate Degree for "outstanding work in the entire field of pulmonology and sleep disorders," by the University of Zurich (Switzerland). Dr. Sackner holds 33 United States Patents and has written 223 scientific papers and four books.

Steven B. Mrha. Mr. Mrha, 44, was appointed Chief Operating Officer effective January 14, 2008. From 2005 to 2008, Mr. Mrha held the position of Vice President, Sales & Marketing for IVX Animal Health (“IVX”), a subsidiary of Teva Pharmaceuticals, Inc. From 1999 to 2005, Mr. Mrha held the same position with DVM Pharmaceuticals (“DVM”) until the 2005 merger of DVM and Phoenix Scientific which created IVX. From 1991 to 1999, Mr. Mrha held numerous positions at DVM, including Territory Manager, Regional Manager, Director of Corporate Training and Director of Marketing.

Adam S. Jackson. Mr. Jackson, 47, was appointed Chief Financial Officer on May 12, 2008. From 2006 to 2008, Mr. Jackson served as Senior Vice President, Finance for Levitt Corporation (“Levitt”), a New York Stock Exchange-traded real estate development company (now Woodbridge Holdings Corp.). From 2003 to 2006, Mr. Jackson served as Levitt’s Senior Vice President, Controller. From 2001 to 2003, Mr. Jackson served as Chief Financial Officer of Romika-USA, Inc., a privately-held consumer goods manufacturing and distribution company. Mr. Jackson has also served since March 2008 as the Chief Financial Officer of SafeStitch Medical, Inc., a publicly-held developmental-stage medical device company, and as Vice President, Finance of Aero Pharmaceuticals, Inc., a privately-held pharmaceutical distribution company.

Item 1A.	Risk Factors.

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

Risks Relating to Our Business.

Our financial statements indicate that we may be unable to continue as a going concern. We have a history of operating losses and we do not expect to become profitable in the near future:

Our consolidated financial statements for the years ended July 31, 2009 and 2008 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2009, 2008 and 2007 were $1.8 million, $1.8 million and $1.4 million, respectively. As of July 31, 2009, we had an accumulated deficit of $19.8 million. Our revenues from 2005 through 2008 were primarily derived from royalties on sales of diagnostic monitoring hardware and software licensed to two third parties (one of which is no longer operating) and from sales of parts and services related to acceleration therapeutics platforms used for research purposes. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The current worldwide economic crisis and concurrent market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations:

The current worldwide economic crisis may reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our products. Such a delay could have a material adverse impact on our business, expected cash flows, results of operations and financial condition.

Additionally, we have funded our operations to date primarily through private sales of our common stock and through borrowings under credit facilities available to us from stockholders and other individuals. The current economic turmoil and instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional shares of our stock and/or borrow cash. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all, which may materially adversely affect our ability to continue our operations.

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on us:

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed, may impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. In the Obama administration’s fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, some members of Congress have proposed a government health insurance option to compete with private plans and other expanded public healthcare measures. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

The terms of clearances or approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate anticipated revenues:

Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may only be promoted for its indicated uses. Accordingly, it is possible that our products may be cleared or approved for fewer or more limited uses than we request or that clearance or approval may be granted contingent on the performance of costly post-marketing clinical trials. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve our products, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the products will be subject to extensive regulatory requirements. It is possible that the FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our products. Further, regulatory agencies must approve our manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions.

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

We rely on third parties to manufacture and supply our products:

We do not own or operate manufacturing facilities for clinical or commercial production of our products. We have no experience in medical device manufacturing, and we lack the resources and the capability to manufacture any of our products on a commercial scale. We entered into a Product and Development and Supply Agreement with Sing Lin Technology Co. Ltd. (“Sing Lin”) to, among other things, manufacture all of our acceleration therapeutic platforms. If Sing Lin is unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require. We expect to depend on Sing Lin and other third-party contract manufacturers for the foreseeable future.

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

We will likely require additional funding, which may not be available to us on acceptable terms, or at all. In addition, we may need to amend our Articles of Incorporation to increase our number of authorized shares of Common Stock:

We will likely need to raise additional capital in order for us to continue our operations as currently contemplated. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. In order to raise additional capital we may need to amend our Articles of Incorporation to increase our number of authorized shares of Common Stock, which would require shareholder approval. We anticipate that shareholder approval of such an amendment would be obtained; however, there can be no absolute assurance that approval will be granted. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates or grant licenses on terms that may not be favorable to us.

Risks Relating to Our Stock.

We do not anticipate paying dividends on our Common Stock in the foreseeable future:

We have not declared and paid cash dividends on our common stock in the past and we do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

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

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 2.	Properties.

Our principal corporate office is located at 4400 Biscayne Blvd., Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, one of our largest beneficial shareholders. We currently lease approximately 1,800 square feet under the lease agreement, which is for a five-year term that began on January 1, 2008.

We lease approximately 5,200 square feet of space in Hialeah, Florida from an entity controlled by Dr. Frost and Dr. Jane Hsiao, our Chairman, to house inventory. We also lease approximately 1,100 square feet of space in Toronto, Canada in which we operate our demonstration and therapy center.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

On July 30, 2009 the Company issued 325,000 shares of its common stock upon exercise of warrants at an exercise price of $0.15 per share for total consideration of $49,000. The proceeds will be used for general working capital purposes. The Company issued the above-described Common Stock to an accredited investor in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. The exercised warrants restrict transfer of Common Stock acquired upon exercise thereof unless an applicable exemption exists under the securities laws, and a legend was placed on the stock certificates representing the Common Stock issued upon exercise to the effect that the shares were not registered and absent registration could only be transferred with an appropriate exemption.

Market for Common Stock

The table below sets forth, for the respective periods indicated, the high and low bid prices for the Company’s common stock in the over-the-counter market as reported by the OTC Bulletin Board under the symbol NIMU.OB. The bid prices represent inter-dealer transactions, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
October 31, 2007	$1.06	$0.75
January 31, 2008	$0.81	$0.43
April 30, 2008	$0.64	$0.41
July 31, 2008	$0.57	$0.36
October 31, 2008	$0.61	$0.29
January 31, 2009	$0.46	$0.27
April 30, 2009	$0.40	$0.26
July 31, 2009	$0.40	$0.30

Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2009, we had 1,561 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company. We believe that the actual number of beneficial shareholders is considerably higher.

Equity Compensation Plan Information

A majority of our stockholders approved the Non-Invasive Monitoring Systems, Inc. 2000 Stock Option Plan (the “Stock Option Plan”) on March 28, 2001, which is our sole equity compensation plan. We have reserved a total of 2,000,000 shares of our common stock for issuance under the Stock Option Plan, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of July 31, 2009, 1,251,000 options to purchase shares of common stock have been granted under the Stock Option Plan. A more detailed summary of the Stock Option Plan is contained in Note 4 to our consolidated financial statements set forth under Item 8 to this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,251,000	$0.49	749,000
Equity compensation plans not approved by security holders	1,085,831	$0.66	–

Total	2,336,831	$0.57	749,000

(1)	Non-Invasive Monitoring Systems, Inc. 2000 Stock Option Plan.

Item 6.	Selected Financial Data.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A - Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA, to the extent applicable to issuers of penny stock. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventory, property and equipment, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

In January 2005, we began developing the Exer-Rest® line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the AT-101. The Exer-Rest® AT platform was first available for delivery to certain locations outside of the United States in October 2007. Prior to the first export sales of the Exer-Rest® AT, we continued to sell the AT-101 in certain locations outside of the United States. In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value. Our newest platforms, the Exer-Rest® SL and TL, which have been developed under our agreement with Sing Lin, became available for sale in October 2008. The Exer-Rest® line of therapeutic platforms was cleared by the FDA for sale in the United States in January 2009. We began our US and international sales activity with aggressive marketing and promotional pricing beginning in February 2009 and opened our first demonstration and therapy center in Toronto, Canada in April 2009.

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

Gross revenues. Gross revenues increased from $302,000 for the year ended July 31, 2008 to $546,000 for the year ended July 31, 2009. This $244,000 increase primarily result from a $284,000 increase in product sales, offset in part by a $37,000 decrease in royalty income. Exer-Rest® platform unit sales during the 2009 fiscal year increased 900% over the 2008 fiscal year, primarily due to the availability of the new Exer-Rest® SL and TL models and the clearance to market the Exer-Rest® in the US. Royalty revenue in fiscal 2009 decreased approximately 14% from fiscal 2008 due to lower product sales by SensorMedics and VivoMetrics. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. We expect fiscal 2010 royalty revenues to be significantly below fiscal 2009 levels.

Cost of sales. Cost of sales increased to $250,000 for the year ended July 31, 2009 from $19,000 for the year ended July 31, 2008, primarily due to the increased number of units sold during the year. Also included in this $231,000 increase was approximately $113,000 of inventory valuation adjustments for damaged, obsolete and slow moving inventory.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were approximately $2.0 million for each of the years ended July 31, 2009 and 2008. The $4,000 decrease in the year ended July 31, 2009 was primarily attributable to lower severance and stock-based compensation costs, offset by increased salaries and wages related to a full-year of employment of administrative, sales and finance personnel added during fiscal 2008 and the March 2009 establishment of the Toronto demonstration center. SG&A expense includes stock based compensation expense, which totaled $189,000 for fiscal 2009, as compared to $314,000 for fiscal 2008. The decrease in stock-based compensation was primarily due to a decrease in the number of options granted during the year ended July 31, 2009. Also included in fiscal 2008 was $126,000 severance paid to our former Chief Executive Officer.

Research and development costs. Research and development costs decreased $2,000 from $178,000 for the year ended July 31, 2008 to $176,000 for the year ended July 31, 2009. Research and development costs in each of the 2009 and 2008 fiscal years consisted primarily of costs related to obtaining FDA clearance to market the Exer-Rest® in the US and the placement of Exer-Rest® units in research studies.

Total operating expenses. Total operating expenses increased $225,000 from $2.2 million for the year ended July 31, 2008 to $2.4 million for the year ended July 31, 2009. This increase is primarily attributable to the increase in cost of sales related to higher sales volume, as well as higher SG&A expense and increased research and development expense related to our pursuit of FDA clearance to market the Exer-Rest®.

Other income and expense. Other income increased $49,000 from $12,000 for the year ended July 31, 2008 to $61,000 for the year ended July 31, 2009. The increase was primarily attributable to $85,000 of foreign currency exchange gains at our Canadian subsidiary, offset in part by a $19,000 increase in net interest expense and a $17,000 loss on the disposal of certain Exer-Rest® AT units previously included in fixed assets as demonstration units.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities. At July 31, 2009, we had cash of $886,000 and working capital of $1.8 million. We expect these funds will be sufficient to expand our marketing efforts in the US and Canada at least through the remainder of the 2009 calendar year. If we are not able to generate significant revenue with these expanded marketing efforts, we will likely be required to obtain additional external financing to continue operations beyond the end of the 2010 fiscal year. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic turmoil in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $1.9 million for the year ended July 31, 2009 from $2.2 million for the year ended July 31, 2008. This $364,000 decrease was principally due to a decrease in inventory expenditures as advances to Sing Lin were applied against inventory purchases.

Net cash used by investing activities was $232,000 for the year ended July 31, 2009, due primarily to the payment of the $171,000 balance due on the Exer-Rest® production tooling, $26,000 for website development and $32,000 for leasehold improvements and warehouse equipment. Net cash provided by investing activities was $86,000 for the year ended July 31, 2008, due primarily to the redemption of $400,000 in certificates of deposit held as collateral for bank notes, offset in part by cash payments of $300,000 primarily for Exer-Rest® tooling.

Net cash provided by financing activities increased from $1.1 million for the year ended July 31, 2008 to $2.9 million for the year ended July 31, 2009. This $1.8 million increase was principally due to the difference between the $1.5 million raised by the April 2008 Series D Preferred Stock Offering described below and the $2.8 million raised by the December 2008 and January 2009 Series D Preferred Stock Offerings described below. Cash flows from financing activities were also lower in 2008 due to the repayment of the $500,000 of bank notes secured by the certificates of deposit described above.

Aggregate collections of royalty payments from VivoMetrics and SensorMedics were $248,000 and $266,000 in 2009 and 2008, respectively. There can be no assurances that the Company will continue to receive similar royalty payments, and we expect a decline in royalty revenues in 2010 because VivoMetrics ceased operations in July 2009 and has not made any royalty payments since that time. In 2009, VivoMetrics accounted for approximately $39,000 of our royalty revenue and $56,000 of our royalty collections. VivoMetrics filed for Chapter 11 bankruptcy protection in October 2009. As of October 15, 2009, our outstanding receivable from VivoMetrics totaled $10,000, which was fully reserved.

Under the agreement with Sing Lin, we are committed to purchase approximately $2.6 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery. Through July 31, 2009, we have paid Sing Lin $1.6 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $98,000 upon taking delivery of the units currently in production. We began taking delivery of units from Sing Lin in October 2008 and we expect such deliveries to continue periodically throughout the 2010 fiscal year. As of October 15, 2009, we had not placed orders sufficient to satisfy our first-year purchase commitment under the Agreement. Our discussions with Sing Lin are ongoing, and we expect our commitments under the Agreement to be modified to reflect current market conditions. There can be no assurance that the Agreement will be modified on terms acceptable to us or at all, or that Sing Lin will not attempt to enforce its rights under the Agreement.

At July 31, 2009, we had available Federal and State net operating loss carryforwards of approximately $10.7 million which expire in various years through 2029. The net operating loss carryforwards may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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

December 2008 Series D Preferred Stock Offering. On December 2, 2008, we completed the sale of an aggregate of 491 additional shares of our Series D Preferred Stock to certain investors pursuant to stock purchase agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008). These investors include Dr. Sackner, Frost Gamma, Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by our Chairman, and a director (collectively, the “New Related Party Investors”). The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the New Related Party Investors. Of the $382,500 paid by the New Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described below. (See Note 6 to the accompanying financial statements.) The closing prices of the Common Stock on the over-the-counter bulletin board on December 1 and 2, 2008 were $0.36 and $0.38 per share, respectively, resulting in a $168,000 aggregate intrinsic value on the issue dates. The $168,000 aggregate intrinsic value of the Series D Preferred Stock on the issue dates was deemed a dividend paid to the investors on the closing dates and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

January 2009 Series D Preferred Stock Offering. On January 28, 2009, we completed the sale of 700 additional shares of our Series D Preferred Stock to each of Frost Gamma and Hsu Gamma (1,400 total shares) for aggregate proceeds of $2.1 million. The January 28, 2009 closing price of the Common Stock on the over-the-counter bulletin board was $0.43 per share, resulting in a $650 intrinsic value per share of Series D Preferred Stock on the issue date. The $910,000 aggregate intrinsic value of the Series D Preferred Stock on the issue date was deemed a dividend paid to the investors on the closing date and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

August 2008 Revolver Loan. On August 28, 2008 we entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property. The Lenders included Dr. Sackner, Frost Gamma and Hsu Gamma. We were permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”). The interest rate payable by us on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default. We were required to repay all amounts owing under the Revolver by the Maturity Date, and amounts outstanding were prepayable at any time. On August 29, 2008 we drew down $300,000 under the Revolver. The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008. All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described above. (See Notes 6 and 7 to the accompanying consolidated financial statements.)

As of September 30, 2009, we had cash and cash equivalents of approximately $672,000. If we are unable to generate significant revenues from sales of Exer-Rest® platforms, we will have insufficient funds to continue operations beyond the end of the 2010 fiscal year without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying consolidated balance sheet of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended July 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2009 and the results of their operations and their cash flows for the year ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the consolidated financial statements, the Company has experienced recurring net losses, cash outflows from operating activities and has an accumulated deficit and substantial purchase commitments that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrison, Brown Argiz & Farra, LLP
Morrison, Brown Argiz & Farra, LLP
Miami, Florida
October 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying balance sheet of Non-Invasive Monitoring Systems, Inc. as of July 31, 2008 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. as of July 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eisner, LLP
Eisner, LLP
New York, New York
October 28, 2008

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31, 2009	July 31, 2008
ASSETS
Current assets
Cash	$886	$86
Royalties and other receivables, net	60	43
Inventories, net	911	173
Advances to contract manufacturer	144	659
Prepaid expenses, deposits, and other current assets	75	28

Total current assets	2,076	989

Tooling and equipment, net	460	470

Total assets	$2,536	$1, 459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable – other	$34	$19
Accounts payable and accrued expenses	242	474
Customer deposits	9	–
Deferred warranty income	–	2

Total current liabilities	285	495

Total liabilities	$285	$495

Commitments and Contingencies (Note 10)	–	–

Shareholders' equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,891 and 1,000 shares issued and outstanding, respectively; liquidation preference $4,337	3	1
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,385,637 and 68,039,065 shares issued and outstanding, respectively	684	680
Additional paid in capital	21,327	18,256
Accumulated deficit	(19,803)	(18,035)
Accumulated other comprehensive loss	(22)	–
Total shareholders' equity	2,251	964
Total liabilities and shareholders' equity	$2,536	$1,459

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS
Years ended July 31, 2009 and 2008
(In thousands, except share and per share data)

	2009	2008
Revenues
Product sales, net	$325	$41
Royalties	219	256
Research, consulting and warranty	2	5

Total revenues	546	302

Operating costs and expenses

Cost of sales	250	19
Selling, general and administrative	1,949	1,953
Research and development	176	178

Total operating costs and expenses	2,375	2,150

Operating loss	(1,829)	(1,848)

Other income
Interest income (expense), net	(7)	12
Other income (expense)	68	–
Total other income	61	12

Net loss	$(1,768)	$(1,836)

Other comprehensive loss
Foreign currency translation adjustment	(22)	–

Comprehensive net loss	$(1,790)	$(1,836)

Net loss attributable to common shareholders and loss per common share:
Net loss	(1,768)	(1,836)
Deemed dividend on Series D Preferred Stock	1,078	1,150

Net loss attributable to common shareholders	$(2,846)	$(2,986)

Weighted average number of common shares outstanding - basic and diluted	68,050,943	67,673,063

Basic and diluted loss per common share	$(0.04)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended July 31, 2009 and 2008
(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2007	100	$–	62,048	$62	–	$–	67,293,734	$673	$16,374	$(16,199)	$–	$910

Issuance of series D preferred stock	–	–	–	–	1,000	1	–	–	1,489	–	–	$1,490
Fair value of beneficial conversion feature of Series D Preferred Stock	–	–	–	–	–	–	–	–	1,150	–	–	$1,150
Deemed dividend to Series D Preferred Shareholders, charged to additional paid-in-capital in the absence of retained earnings	–	–	–	–	–	–	–	–	(1,150)	–	–	$(1,150)
Common stock issued for cash on exercise of options	–	–	–	–	–	–	195,331	2	84	–	–	$86
Cashless exercise of options	–	–	–	–	–	–	550,000	5	(5)	–	–	$–
Stock based compensation	–	–	–	–	–	–	–	–	314	–	–	$314
Net loss	–	–	–	–	–	–	–	–	–	(1,836)	–	$(1,836)
Balance at July 31, 2008	100	$–	62,048	$62	1,000	$1	68,039,065	$680	$18,256	$(18,035)	$–	$964

Issuance of series D preferred stock	–	–	–	–	1,891	2	–	–	2,835	–	–	$2,837
Fair value of beneficial conversion feature of Series D Preferred Stock	–	–	–	–	–	–	–	–	1,078	–	–	$1,078
Deemed dividend to Series D Preferred Shareholders, charged to additional paid-in-capital in the absence of retained earnings	–	–	–	–	–	–	–	–	(1,078)	–	–	$(1,078)
Common stock issued for cash on exercise of options and warrants	–	–	–	–	–	–	338,333	4	47	–	–	$51
Cashless exercise of 13,333 options	–	–	–	–	–	–	8,239	–	–	–	–	$–
Stock based compensation	–	–	–	–	–	–	–	–	189	–	–	$189
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	(22)	$(22)
Net loss	–	–	–	–	–	–	–	–	–	(1,768)	–	$(1,768)
Balance at July 31, 2009	100	$–	62,048	$62	2,891	$3	68,385,637	$684	$21,327	$(19,803)	$(22)	$2,251

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years ended July 31, 2009 and 2008
(Dollars in Thousands)

	2009		2008
Operating Activities
Net loss		$(1,768)	$(1,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred warranty income		(2)	(4)
Depreciation and amortization		114	6
Stock based compensation expense		189	314
Loss on disposal of assets		17	–
Allowance for doubtful accounts		10	–
Foreign currency transaction gain		(85)	–
Changes in operating assets and liabilities
Accounts and royalties receivable, net		(24)	5
Inventories, net		(711)	(173)
Advances to contract manufacturer		515	(659)
Prepaid expenses, deposits and other current assets		(47)	1
Accounts payable and accrued expenses		(85)	114
Customer deposits		9	–
Net cash used in operating activities		(1,868)	(2,232)
Investing Activities
Fixed asset purchases		(232)	(314)
Certificates of deposit redeemed		–	400
Net cash provided by (used in) investing activities		(232)	86

Financing Activities
Net proceeds from issuance of common stock and exercise of options and warrants		51	86
Net proceeds from issuance of preferred stock		2,837	1,490
Net proceeds from issuance of notes payable		363	–
Repayments of notes payable		(348)	(500)
Net cash provided by financing activities		2,903	1,076
Effect of exchange rate changes on cash		(3)	–
Net increase (decrease) in cash		800	(1,070)
Cash, beginning of year		86	1,156
Cash, end of year		$886	$86

Supplemental disclosure
Cash paid for interest		$8	$23

Supplemental schedule of non-cash financing activities
(Satisfaction) incurrence of liability for tooling development in progress		$(142)	$142
Transfer of demonstration units from inventory to fixed assets	$	(31)	$–

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BUSINESS

Organization.  Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”), began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the body’s surface.  It has ceased to operate in this market and has licensed the rights to its technology to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”)), and to VivoMetrics, Inc. (“VivoMetrics”).  The Company is now focused on developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology.  The Exer-Rest® line of acceleration therapeutic platforms currently includes the Exer-Rest® AT, SL and TL models.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $1.8 million for each of the years ended July 31, 2009 and 2008, and has experienced cash outflows from operating activities.  The Company also has an accumulated deficit of $19.8 million as of July 31, 2009, and has substantial purchase commitments at July 31, 2009 (see note 10).  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has commenced sales of the Exer-Rest® in the United States and has raised approximately $2.8 million from the sales of its Series D Preferred Stock in December 2008 and January 2009 (see Note 7), the Company will likely need to generate additional funds during the next 12 months.  Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest®.  It is management’s intention to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard.  The accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The financial statements include the accounts of the Company for the year ended July 31, 2008 and for the year ended July 31, 2009 also include in consolidation its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents.  The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents.  The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances.  At July 31, 2009, the Company had approximately $821,000 on deposit in such sweep accounts.

Allowances for Doubtful Accounts.  The Company provides an allowance for royalties and other receivables it believes it may not collect in full.  Receivables are written off when they are deemed to be uncollectible and all collection attempts have ceased.  The amount of bad debt recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analysis of the Company’s accounts receivable each period and subjective assessments of the Company’s future bad debt exposure.

Inventories.  Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment.  Inventories at July 31, 2009 and 2008 primarily consist of finished Exer-Rest® units and purchased sub-assemblies to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT.  Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

Income Taxes.  The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) using an asset and liability based approach.  Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes.  The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.  The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates.  Tax years ranging from 2005 to 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.  It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred.  Advertising and promotional costs for the years ended July 31, 2009 and 2008 totaled $43,000 and $3,000, respectively, and are included in selling, general and administrative costs and expenses for all periods presented.

Research and Development Costs.  Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing costs to obtain FDA approval.

Warranties.  The Company’s warranties are two years on all Exer-Rest® products sold and are accrued based on management’s estimates and the history of warranty costs incurred.  There were no material warranty costs incurred during the years ended July 31, 2009 and 2008, and management estimates that the Company’s accrued warranty expense at July 31, 2009 will be sufficient to offset claims made for units under warranty.

Stock-based compensation.  The Company follows SFAS No. 123R, “Share Based Payment,” which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their grant date fair values.  The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately.  Stock-based compensation is included in selling, general and administrative costs and expenses for all periods presented.

Fair Value of Financial Instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period.  The resulting foreign currency translation adjustments are disclosed as a separate component of shareholders’ equity and other comprehensive loss.  There were $22,000 of foreign currency translation adjustments for the year ended July 31, 2009.

Comprehensive Income (Loss).  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.

3.      INVENTORIES

The Company’s inventory consists of the following (in thousands):

	July 31, 2009	July 31, 2008
Work-in-progress, including sub-assemblies and spare parts	$11	$66
Finished goods	900	107
Total inventories	$911	$173

The Company recorded valuation adjustments to work-in-progress and finished goods inventories of $55,000 and $58,000, respectively during the year ended July 31, 2009.  This $113,000 total adjustment is included in cost of sales in the accompanying consolidated statements of operations.  No inventory valuation adjustments were recorded during the year ended July 31, 2008.

4.      STOCK BASED COMPENSATION

The Company follows SFAS No. 123R, “Share Based Payment,” (“SFAS No. 123R”) which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately.  The Company recorded stock based compensation of $189,000 and $314,000, respectively, for the years ended July 31, 2009 and 2008.  All stock based compensation is included in the Company’s selling, general and administrative costs and expenses.

The Company’s 2000 Stock Option Plan (the “Plan”), as amended, provides for a total of 2,000,000 shares of Common Stock.  The Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards.  The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options, if any, must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder.  Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual options agreement.

The Company granted 340,000 and 908,500 stock options, respectively, during the years ended July 31, 2009 and 2008.  The weighted average grant date fair value of the options granted during 2009 was $0.249 per share and the weighted average grant date fair value of the options granted during 2008 was $0.517 per share.  The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below.  The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110.  The expected volatility is derived from historical volatility of the Company's stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option.  The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option.  The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.  The fair value of each option granted during the years ended July 31, 2009 and 2008 was estimated using the following assumptions:

	Year ended July 31, 2009	Year ended July 31, 2008
Expected volatility	91.63% - 110.18%	77.00% – 116.96%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.50% - 2.83%	2.45% – 4.23%
Expected life	4.0 - 5.5 years	3.0 – 5.5 years
Forfeiture rate	0.00% - 2.50%	0.00% – 2.50%

A summary of the Company’s stock option activity for the two years ended July 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2007	2,886,161	$0.376
Options granted *	908,500	$0.774
Options exercised	(1,296,557)	$0.321
Options forfeited	(423,774)	$0.334
Options outstanding, July 31, 2008	2,074,330	$0.593
Options granted	340,000	$0.338
Options exercised	(26,666)	$0.150
Options forfeited	(50,833)	$0.334
Options outstanding, July 31, 2009	2,336,831	$0.567	3.40	$66,166
Options expected to vest, July 31, 2009	2,316,290	$0.568	3.37	$65,380
Options exercisable, July 31, 2009	1,839,831	$0.589	2.83	$50,266

* 547,500 options were issued outside of the Company's 2000 Stock Option Plan.

Of the 2,336,831 options outstanding at July 31, 2009, 1,251,000 were issued under the 2000 Plan and 1,085,831 were issued outside of shareholder approved plans.  All of the options exercised, forfeited and expired during the years ended July 31, 2009 and 2008 were granted outside of shareholder approved plans.

During the year ended July 31, 2009, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of Common Stock, and 8,239 shares were issued to another option holder upon the cashless exercise of 13,333 options.  During the year ended July 31, 2008, the Company received $86,000 from existing optionholders for the exercise of options to purchase 195,331 shares of Common Stock.  On January 24, 2008, Gary Macleod, the Company’s former Chief Executive Officer and Director, provided the Company with a notice of cashless exercise with respect to options to purchase 1,500,000 shares of common stock issued to him on November 11, 2005, which vested in full upon his termination as Chief Executive Officer in December 2007.  On February 29, 2008, the Company entered into a Separation and Release Agreement with Mr. Macleod (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Macleod was entitled to exercise options for 1,101,226 shares and received 550,000 shares for such cashless exercise, and forfeited options to purchase 398,774 shares, which if not forfeited would have resulted in an issuance of  an additional 199,165 shares.  Mr. Macleod also forfeited options to purchase 25,000 shares of the Company’s common stock awarded in October 2007.  The intrinsic value of the 26,666 options exercised during the year ended July 31, 2009 was $8,000 on the dates exercised, and the intrinsic value of the 1,296,557 options exercised during the year ended July 31, 2008 was $406,000 on the dates exercised.  There was no tax effect on the exercise of options in the consolidated statements of cash flows because the Company has a full valuation allowance against its deferred income tax assets.

A summary of the status of the Company’s non-vested options and changes during the year ended July 31, 2009 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Unvested at July 31, 2008	476,000	$0.500
Options granted	340,000	$0.249
Options vested	(319,000)	$0.473
Unvested at July 31, 2009	497,000	$0.345

As of July 31, 2009, there was approximately $91,000 of unrecognized costs related to outstanding stock options.  These costs are expected to be recognized over a weighted average period of 1.42 years.

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of July 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
	Number of	Average	Average	Number of	Weighted
Range of	Underlying	Exercise	Contractual	Underlying	Average
Exercise Prices	Shares	Price	Life (years)	Shares	Price
15¢ - 30¢	253,331	$0.182	3.35	253,331	$0.182
31¢ - 60¢	1,126,000	$0.453	3.59	759,000	$0.491
61¢ - 90¢	957,500	$0.802	3.19	827,500	$0.803
Total	2,336,831	$0.567	3.40	1,839,831	$0.589

5.      ROYALTIES

The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics.

Royalty income from these licenses amounted to $219,000 and $256,000 for the years ended July 31, 2009 and 2008, respectively.  Royalties from SensorMedics amounted to $180,000 and $184,000 for the years ended July 31, 2009 and 2008, respectively.  Royalties from VivoMetrics amounted to $39,000 and $72,000 for the years ended July 31, 2009 and 2008, respectively.  VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009.  VivoMetrics has not made a royalty payment since July 2009, and aggregate royalties receivable at July 31, 2009 of $14,000 include a $10,000 allowance for doubtful accounts to reserve all outstanding receivables from VivoMetrics.

6.      NOTES PAYABLE

The Company refinanced its then-existing bank debt in February 2007 by securing a $500,000 line of credit, which was set to expire in March, 2008.  The debt was initially collateralized by certificates of deposit in the amount of $400,000 (which were classified as restricted cash), and bore interest at one percent per annum below prime rate.  The Company retired $320,000 of the outstanding debt in March 2008 by redeeming certificates of deposit totaling $320,000.  The remaining $180,000 note payable was extended to May 2008, bore interest at a rate of 6.50%, and was collateralized by the remaining $80,000 certificate of deposit in restricted cash.  The Company retired this $180,000 balance in April 2008 with $100,000 cash and the proceeds from the redemption of the final $80,000 certificate of deposit in restricted cash.

On August 28, 2008 the Company entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted the Company a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property.  The Lenders included a holder of more than 10% of the outstanding Common Stock, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman.  The Company was permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”).  The interest rate payable on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default.  All amounts owing under the Revolver were required to be repaid by the Maturity Date, and amounts outstanding were prepayable at any time.  On August 29, 2008 the Company drew down $300,000 under the Revolver.  The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008.  All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described in Note 7 below.

The $34,000 and $19,000 notes payable balances at July 31, 2009 and 2008, respectively, relate to the third-party financing of certain of the Company’s insurance policies.  The notes outstanding as of July 31, 2009 are self-amortizing, 7.69% installment loans which mature at various dates from December 2009 to January 2010.

7.      SHAREHOLDERS' EQUITY

During the year ended July 31, 2009, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of Common Stock, and 8,239 shares were issued to another option holder upon the cashless exercise of 13,333 options.  The Company also received $49,000 from an existing warrant holder for the exercise of warrants to purchase 325,000 shares of Common Stock during the year ended July 31, 2009.  During the year ended July 31, 2008, the Company received $86,000 from existing optionholders for the exercise of options to purchase 195,331 shares of Common Stock, and issued 550,000 shares of Common Stock to Mr. Macleod pursuant to the cashless exercise described in Note 4, above.  No warrants were exercised in the year ended July 31, 2008.

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

December 2008 Offering.  In December 2008, the Company sold an aggregate of 491 additional shares of its Series D Preferred Stock to certain private investors at a price of $1,500 per share pursuant to Stock Subscription Agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008).  The investors in the December 2008 Offering include a director of the Company, an entity controlled by the Company’s Chairman and certain of the Related Party Investors that participated in the April 2008 Offering (collectively, the “December Related Party Investors”).  The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the December Related Party Investors.  Of the $382,500 paid by the December Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described in Note 6 above.

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

The Series D Preferred Stock was issued in each of the above transactions at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis.  The closing price of the Common Stock on the over-the-counter bulletin board was $0.53, $0.36, $0.38 and $0.43, respectively, on each of April 7, 2008, December 1, 2008, December 2, 2008 and January 28, 2009, resulting in beneficial conversion features of $1,150, $300, $400 and $650, respectively, per share of Series D Preferred Stock on the respective issue dates.  In accordance with the guidance in FASB Emerging Issues Task Force Issue Nos. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the $2.2 million aggregate beneficial conversion feature of the Series D Preferred Stock on the issue dates was deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the consolidated balance sheets.  Because the Series D Preferred Stock was immediately convertible to Common Stock, the portion of the $2.2 million aggregate intrinsic value applicable to a closing date is deemed a dividend paid to the investors on such closing date.  Such deemed dividends have been recorded as increases in losses attributable to common shareholders and, in the absence of retained earnings, as reductions of additional paid in capital.

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

No preferred stock dividends have been declared as of July 31, 2009.

The Company has no common stock warrants outstanding as of July 31, 2009.  At July 31, 2008, the Company had warrants to purchase 325,000 shares of common stock outstanding which had an expiration date of August 17, 2009 and were exercisable at $0.15 per share.  All such warrants were exercised on July 30, 2009.

8.      BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the years ended July 31, 2009 and 2008, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2009	July 31, 2008
Stock options	2,336,831	2,074,330
Stock warrants	–	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	14,455,000	5,000,000
Total	18,343,031	8,950,530

9.      RELATED PARTY TRANSACTIONS

Dr. Marvin A. Sackner, the Company’s CEO and director, formerly leased office space to the Company on a month to month basis in North Bay Village, Florida under an arrangement with the Company which was discontinued effective October 31, 2007.  The Company reimbursed Dr. Sackner for the cost of the space monthly.  The amount reimbursed to Dr. Sackner by the Company for the year ended July 31, 2008 was $5,000.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock.  The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease.  In the years ended July 31, 2009 and 2008, the Company recorded rent expense related to the Miami lease of $49,000 and $28,000, respectively.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by the Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman.  The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease.  The Company recorded $29,000 of rent expense related to the Hialeah lease in the year ended July 31, 2009.

Adam Jackson, the Company’s Chief Financial Officer, also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, and Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor.  The Company’s Chairman, Dr. Jane Hsiao, also serves as Chairman of SafeStitch and President of Aero.  Director Steven Rubin also serves as a director of SafeStitch and as director and Secretary of Aero, and director Rao Uppaluri also serves as Treasurer of Aero.  The total salaries of the accounting staffs of NIMS, SafeStitch and Aero have been shared under a board-approved cost sharing arrangement since March 2008.  The Company reimbursed Aero and SafeStitch aggregate fees of $42,000 and $15,000 for the years ended July 31, 2009 and 2008, respectively, for the sharing of costs under this arrangement.  These amounts have been included in selling, general and administrative costs and expenses in the accompanying consolidated statements of operations.  Aggregate accounts payable to SafeStitch and Aero totaled approximately $3,000 at July 31, 2009.

Dr. Hsiao is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business.  As of July 31, 2009, the Company had approximately $846,000 on deposit with Great Eastern Bank of Florida, including approximately $821,000 collateralized by repurchase contracts for US Government securities.

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

10.    COMMITMENTS

Leases.

The Company is obligated under various operating lease agreements for office, warehouse and retail space.  Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes.  Rental expense under these operating leases amounted to $106,000 and $82,000 for the years ended July 31, 2009 and 2008, respectively. At July 31, 2009, the Company was obligated under non-cancellable operating leases to make future minimum lease payments (excluding sales taxes) as follows:

Year Ending July 31,

2010	$123,000
2011	127,000
2012	95,000
2013	24,000
$369,000

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

Pursuant to the Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000.  Sing Lin will utilize the tooling in the performance of its production obligations under the Agreement.  The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon the Company’s approval of the product prototype concepts and designs.  The balance of the final tooling cost became due and payable in September 2008 upon acceptance of the first units produced using the tooling, and was paid in full during the year ended July 31, 2009.  These amounts have been recorded as tooling costs, and are included in tooling and equipment, net.

Under the Agreement, the Company also grants Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries.  Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.

The Company has committed to purchase approximately $2.6 million of Exer-Rest® and Somno-Ease™ units within one year of the September 2008 acceptance of the final product.  Additionally, the Company has agreed to purchase $4.1 million and $8.8 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following such acceptance, respectively.  These purchase commitment amounts are based upon current product costs multiplied by volume commitments.  Through July 31, 2009, the Company had paid Sing Lin $1.6 million in connection with orders placed through that date.  Of this amount, $144,000 is included in advances to contract manufacturer in the accompanying consolidated financial statements.  As of July 31, 2009, aggregate future purchase commitments under the Agreement totaled approximately $13.9 million.  As of October 15, 2009, the Company had not placed orders sufficient to satisfy its commitment to purchase a minimum number of units in the first year after acceptance of the final product.  The Company’s discussions with Sing Lin are ongoing, and the Company expects its commitments under the Agreement to be modified to reflect current market conditions.  There can be no assurance that the Agreement will be modified on terms acceptable to the Company or at all, or that Sing Lin will not attempt to enforce its rights under the Agreement.

11.    LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks and long-term investments.  Tooling and equipment, net of accumulated depreciation, consisted of the following at July 31, 2009 and 2008 (in thousands):

	Estimated Useful Life	July 31, 2009	July 31, 2008
Tooling and equipment	5 years	$471	$442
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	94	51
Website and software	3 years	26	–
		591	493
Less accumulated depreciation		(131)	(23)
Tooling and equipment, net		$460	$470

Depreciation expense was $114,000 and $6,000 during the years ended July 31, 2009 and 2008, respectively.  Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years.  Ten Exer-Rest® SL and TL demonstration units are included in furniture and fixtures at an aggregate cost of $31,000.  These units were placed in service in fiscal 2009, and are being depreciated based upon a five-year estimated useful life.  Five Exer-Rest® AT demonstration units were previously included in furniture and fixtures at an aggregate cost of $23,000.  All five of these units were disposed of in the year ended July 31, 2009 and the Company recorded an aggregate $17,000 loss on the disposals, which is included in other expense in the accompanying consolidated statements of operations.

Patents and trademarks have been fully amortized as of October 31, 2007.  Amortization expense was $0 during each of the fiscal years ended July 31, 2009 and 2008.

The Company’s long-term investments consisted of 940,000 shares (approximately a 2% interest) of LifeShirt.com, Inc. (now VivoMetrics, Inc.), a privately-held company.  These shares were obtained as consideration for the Company’s assignment of all of its rights, title and interest in certain patents and intellectual property as well as a non-exclusive, worldwide license under all of the Company’s patents and intellectual property for use in connection with certain products to VivoMetrics.  The shares are carried at zero value in the accompanying consolidated financial statements.  The Company was informed that, in July 2008, VivoMetrics entered into a series of debt and equity transactions with its largest creditor to effect a recapitalization which diluted the Company’s holdings to the point where NIMS’ investment became worthless.

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

Effective August 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The application of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the years ended July 31, 2009 and 2008.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province in Canada.  The Company is subject to tax audits in all jurisdictions for which it files tax returns.  Tax audits by their very nature are often complex and can require several years to complete.  There are currently no tax audits that have commenced with respect to income returns in any jurisdiction.  Tax years ranging from 2005 to 2008 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.  Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2004 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are attributable to the following:
	July 31, 2009	July 31, 2008
Income tax benefit at the federal statutory rate	34.00%	34.00%
State and local income taxes, net of effect of federal taxes	3.22	3.61
Expiration of net operating losses	(18.33)	(33.85)
Other, net	(0.40)	(0.14)
Increase in valuation allowance	(18.49)	(3.62)
Provision for income tax	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2009	July 31, 2008
Federal and State net operating loss	$4,038	$3,975
Foreign net operating loss	61	–
Stock-based compensation and other	359	153
	4,458	4,128
Less: Valuation allowance	(4,458)	(4,128)
Net deferred tax asset	$–	$–

At July 31, 2009, the Company has available Federal and State net operating loss carry forwards of approximately $10.7 million and Foreign net operating loss carry forwards of approximately $0.2 million which expire in various years through 2029.  Total Federal and State net operating loss carry forwards include approximately $2.0 million generated from the exercise of non-statutory stock options.  The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a full $4.5 million valuation allowance at July 31, 2009 ($4.1 million at July 31, 2008) was necessary.  The increases in the valuation allowance for the years ended July 31, 2009 and 2008 were $330,000 and $219,000, respectively.  Of the total increase in the valuation allowance for the years ended July 31, 2009 and 2008, approximately $3,000 and $153,000, respectively, was attributed to the exercise of non-statutory stock options.

The Company paid no income taxes in 2009 or 2008.

The following table reconciles the Company’s losses before income taxes by jurisdiction (in thousands):

	Year Ended July 31, 2009	Year Ended July 31, 2008
U.S.	$(1,578)	$(1,836)
Foreign	(190)	–
Total	$(1,768)	$(1,836)

13.    EMPLOYEE BENEFIT PLANS

Effective July 2008, the Non-Invasive Monitoring Systems 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations.  Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account.  The Company will contribute to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings.  The Company recorded approximately $15,000 of compensation expense related to matching contributions to the 401k Plan for the year ended July 31, 2009.  No matching contributions were included in compensation expense for the year ended July 31, 2008.

14.    CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of cash, royalties and other receivables, and purchases and advances to contract manufacturer.

Cash.  The Company at times may have cash deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit.  The Company maintains its cash with banks and deposits above the FDIC limit are maintained in sweep accounts collateralized by overnight repurchase agreements.  The Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Royalties and Other Receivables.  The Company currently grants credit to a limited number of customers, substantially all of whom are corporations and medical providers located throughout the United States and Canada.  The Company typically does not require collateral from these customers.

Purchases and Advances to Contract Manufacturer.  Virtually 100% of the Company’s active inventory is acquired from Sing Lin pursuant to the Agreement.  Advances and accounts payable to Sing Lin at July 31, 2009 were approximately $144,000 and $18,000, respectively.  Should Sing Lin be unable or unwilling to deliver inventory orders to the Company, the loss of funds advanced and delayed product deliveries could have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.  In the event of a delivery interruption, the Company would have the right to procure its products from other vendors, however Sing Lin currently maintains custody of the Company’s specialized tooling, which could adversely impact the Company’s ability to reallocate production to such other vendors.  The Company believes its relationship with Sing Lin is good and that it is highly unlikely that it will refuse to fill future orders.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

Effective August 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Management has determined that the adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position FAS-157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 supersedes FSP FAS 157-3 and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP FAS 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  FSP FAS 157-4 will be effective for the Company’s fiscal year beginning August 1, 2009.  The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

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

Effective July 31, 2009, the Company adopted SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or ready to be issued.  The adoption of SFAS 165 has not had a material impact on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through October 28, 2009, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (‘Consolidation of Variable Interest Entities’) (“SFAS 167”).  These amendments primarily include: (i) amending the guidance for determining whether an entity is a variable interest entity (“VIE”); and (ii) amending the criteria for identification of the primary beneficiary of a VIE.  SFAS No. 167 also requires the Company to continually reassess whether the Company is the primary beneficiary of a VIE and requires certain enhanced disclosures in the financial statements about the Company’s relationships with VIEs.  The amended provisions of SFAS No. 167 are effective for the Company’s financial statements for the period beginning on August 1, 2010, and earlier adoption is prohibited.  The Company does not believe that adoption of the amended provisions of SFAS No. 167 will have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  SFAS No. 168 will be effective beginning with the Company’s first fiscal quarter of 2010.  Therefore, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system.  The Codification does not change or alter existing GAAP and, therefore, it is not expected to have any impact on the Company’s consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required by Item 304(a) of Regulation S-K was previously reported.  There are no disagreements or reportable events required to be reported under Item 304(b) of Regulation S-K.

Item 9A(T).	Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.  This annual report does not include an attestation report of our registered public accounting firm, Morrison, Brown, Argiz & Farra, LLP, regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For the period ended July 31, 2009, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that, as of July 31, 2009, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2009.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2009.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements:  The information required by this item is contained in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules:  The information required by this item is included in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

3. Exhibits:  See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 28, 2009	By:	/s/ Marvin A. Sackner, M.D.
Marvin A. Sackner, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin A. Sackner, M.D.	Chief Executive Officer and President (Principal	October 28, 2009
Marvin A. Sackner, M.D.	Executive Officer)

/s/ Jane H. Hsiao, Ph.D.	Chairman of the Board of Directors	October 28, 2009
Jane H. Hsiao, Ph.D.

/s/ Taffy Gould	Director	October 28, 2009
Taffy Gould

/s/ Morton J. Robinson, M.D.	Director	October 28, 2009
Morton J. Robinson, M.D.

/s/ Steven D. Rubin	Director	October 28, 2009
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	October 28, 2009
Subbarao Uppaluri

/s/ Adam S. Jackson	Chief Financial Officer (Principal Financial Officer)	October 28, 2009
Adam S. Jackson

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.		Description of Exhibits
3.1		Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2		By-Laws (Incorporated by reference from Exhibit 3(b) to the Company’s Registration Statement on Form S-1 Filed May 15, 1999 (File No. 33-14451))

3.1		Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

10.1		License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2		Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

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

10.7
Form of Preferred Stock Purchase Agreements dated as of December 1and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.8		Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.9
Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.10		Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to the Form 8-K filed September 12, 2008)

10.11
Offer Letter from the Company to Steven B. Mrha dated December 21, 2007 and executed on December 22, 2007 detailing the terms of employment of Mr. Mrha (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 27, 2007)

10.12		Offer Letter from the Company to Adam S. Jackson dated March 11, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 15, 2008)

10.13		Offer Letter from SafeStitch Medical, Inc. to Adam S. Jackson, dated March 11, 2008 (incorporated by reference to the Current Report on Form 8-K filed by SafeStitch Medical, Inc. on April 4, 2008)

10.14		2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.15		Separation and Release Agreement delivered February 29, 2008 between the Company and Gary Macleod (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 4, 2008)

10.16		Employment Agreement dated November 10, 2005 between the Registrant and Gary Macleod (Incorporated by reference from Exhibit 10.2 to Form 8-K filed on March 4, 2008).

10.17	*	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC.

10.18	*	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC.

14.1	*	Code of Ethics

16.1		Letter from Eisner LLP dated May 15, 2009 (Incorporated by reference from Exhibit 16.1 to Form 8-K filed on May 15, 2009).

21	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith