Form 10-Q
period 2009-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2009-12-15
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended October 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Transition Period from                      to
Commission File Number 000-13176
NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840

(State or other jurisdiction of incorporation or	(I.R.S. employer identification no.)
organization)
4400 Biscayne Blvd., Suite 180, Miami, Florida 33137
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (305) 575-4200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
68,385,637 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of December 10, 2009.

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31, 2009	July 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$518	$886
Royalties and other receivables, net	139	60
Inventories, net	884	911
Advances to contract manufacturer	120	144
Prepaid expenses, deposits, and other current assets	48	75

Total current assets	1,709	2,076

Tooling and equipment, net	432	460

Total assets	$2,141	$2,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable — other	$12	$34
Accounts payable and accrued expenses	269	242
Customer deposits	9	9

Total current liabilities	290	285

Total liabilities	$290	$285

Commitments (Note 10)	—	—

Shareholders’ equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,891 shares issued and outstanding; liquidation preference $4,337	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,385,637 shares issued and outstanding	684	684
Additional paid in capital	21,365	21,327
Accumulated deficit	(20,238)	(19,803)
Accumulated other comprehensive loss	(25)	(22)

Total shareholders’ equity	1,851	2,251

Total liabilities and shareholders’ equity	$2,141	$2,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS — Unaudited
(In thousands, except per share amounts)

	Three months ended October 31,
	2009	2008
Revenues
Product sales, net	$155	$6
Royalties	42	63
Research, consulting and warranty	—	1

Total revenues	197	70

Operating costs and expenses

Cost of sales	67	5
Selling, general and administrative	536	505
Research and development	40	53

Total operating costs and expenses	643	563

Operating loss	(446)	(493)

Other income (expense)
Interest expense, net	—	(5)
Other income	11	—

Total other income (expense)	11	(5)

Net loss	$(435)	$(498)

Other comprehensive income
Foreign currency translation adjustment	(3)	—

Comprehensive net loss	$(438)	$(498)

Net loss attributable to common shareholders	$(435)	$(498)

Weighted average number of common shares outstanding — basic and diluted	68,386	68,039

Basic and diluted loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — Unaudited
For the three months ended October 31, 2009
(Dollars in Thousands)

											Accumu-
											lated Other
	Preferred Stock								Additional	Accum-	Compre-
	Series B		Series C		Series D		Common Stock		Paid-in-	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2009	100	$—	62,048	$62	2,891	$3	68,385,637	$684	$21,327	$(19,803)	(22)	$2,251

Stock based compensation	—	—	—	—	—	—	—	—	38	—	—	38
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	(435)	—	(435)

Balance at October 31, 2009	100	$—	62,048	$62	2,891	$3	68,385,637	$684	$21,365	$(20,238)	(25)	$1,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(Dollars in thousands)
Three months ended October 31, 2009 and 2008

	2009	2008
Operating activities
Net loss	$(435)	$(498)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty income	—	(1)
Depreciation and amortization	31	27
Stock based compensation expense	38	65
Foreign currency transaction gain	(11)	—

Changes in operating assets and liabilities
Accounts and royalties receivable, net	(80)	4
Inventories, net	15	(133)
Advances to contract manufacturer	24	31
Prepaid expenses, deposits and other current assets	27	10
Accounts payable and accrued expenses	46	193
Customer deposits	—	43

Net cash used in operating activities	(345)	(259)

Investing activities
Fixed asset purchases	(3)	(50)

Net cash used in investing activities	(3)	(50)

Financing activities
Net proceeds from issuance of notes payable	—	300
Repayments of notes payable	(22)	(10)

Net cash (used in) provided by financing activities	(22)	290

Effect of exchange rate changes on cash	2	—

Net increase (decrease) in cash	(368)	(19)
Cash, beginning of period	886	86

Cash, end of period	$518	$67

Supplemental schedule of non-cash activities
Reversal of accrual for tooling development in progress	$—	$29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
The condensed consolidated balance sheet as of July 31, 2009, which has been derived from audited financial statements, and the unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2009, and results of operations and cash flows for the interim periods ended October 31, 2009 and 2008. The results of operations for the three months ended October 31, 2009, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2009.
1. ORGANIZATION AND BUSINESS
Organization. Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”), began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the body’s surface. It has ceased to operate in this market and has licensed the rights to its technology to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”), and to VivoMetrics, Inc. (“VivoMetrics”). The Company is now focused on developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology. The Exer-Rest® line of acceleration therapeutic platforms currently includes the Exer-Rest® AT, SL and TL models.
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
Business. The Company receives revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics. Additionally, the Company receives revenues from sales of parts and service and from sales of acceleration therapeutics platforms used for research purposes. In fiscal year 2009, NIMS began commercial sales of its third generation Exer-Rest® therapeutic platforms.
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
October 31, 2009
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
Sing Lin has distribution rights to the Company’s acceleration therapeutics platforms in certain Far East markets. The Company has also engaged Sing Lin to build the Somno-Ease™ platform, a variation of the Exer-Rest® that is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living. The Company is also developing a further product line extension called Exer-Rest® Plus, a device that combines the features of the Exer-Rest® and Somno-Ease™ for future marketing in the United States and other markets.
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements, the Company had net losses in the amount of $0.4 million and $0.5 million for each of the three months ended October 31, 2009 and 2008, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $20.2 million as of October 31, 2009, and has substantial purchase commitments at October 31, 2009 (see Note 10). These matters raise substantial doubt about the Company’s ability to continue as a going concern.
Although the Company has commenced sales of the Exer-Rest® in the United States and has raised approximately $2.8 million from the sales of its Series D Preferred Stock in December 2008 and January 2009 (see Note 7), the Company will likely need to generate additional funds during the next 12 months. Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest®. It is management’s intention to obtain additional capital as needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
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
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At October 31, 2009 and July 31, 2009, the Company had approximately $481,000 and $821,000, respectively, on deposit in such sweep accounts.
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
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at October 31, 2009 and July 31, 2009 primarily consist of finished Exer-Rest® units and purchased sub-assemblies to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
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
Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The Company recognizes income tax benefits for loss carryforwards, however these tax benefits are reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or if future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.
As of July 31, 2009, the Company had net Federal and State operating loss carry forwards of approximately $10.7 million and Foreign operating loss carry forwards of $0.2 million available to offset future taxable income. The net operating loss carryforwards expire in various years through 2029 and may be subject to limitation due to change of ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.
The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2005 to 2009 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.
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
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs for the three months ended October 31, 2009 and 2008 totaled $25,000 and $4,000, respectively, and are included in selling, general and administrative costs and expenses for all periods presented.
Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.
Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three months ended October 31, 2009 and 2008, and management estimates that the Company’s accrued warranty expense at October 31, 2009 will be sufficient to offset claims made for units under warranty.
Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, in the income statement as an operating expense, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying option and is included in selling, general and administrative costs and expenses for all periods presented.
Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2009 and July 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.
Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity and other comprehensive loss. Foreign currency translation adjustments totaled $3,000 and $0, respectively, for the three months ended October 31, 2009 and 2008.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.
Subsequent events. The Company has evaluated subsequent events through December 14, 2009, which is the date the financial statements were issued.
3. INVENTORIES
The Company’s inventory consisted of the following at October 31, 2009 and July 31, 2009 (in thousands):

	October 31, 2009	July 31, 2009
Work-in-progress, including sub-assemblies and spare parts	$11	$11
Finished goods	873	900

Total inventories	$884	$911

The inventory balances above are net of valuation adjustments to work-in-progress and finished goods inventories of $55,000 and $58,000, respectively.
4. STOCK BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock based compensation of $38,000 and $65,000, respectively, for the three months ended October 31, 2009 and 2008. All stock based compensation is included in the Company’s selling, general and administrative expenses.
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
The Company did not grant any stock options during the three months ended October 31, 2009 and granted 75,000 stock options during the three months ended October 31, 2008. The weighted average grant date fair value of the options granted during the three months ended October 31, 2008 was $0.32 per share. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the three months ended October 31, 2009 and 2008 was estimated using the following assumptions:

	Three months ended	Three months ended
	October 31, 2009	October 31, 2008
Expected volatility	n/a	110.18%
Expected dividend yield	n/a	0.00%
Risk-free interest rate	n/a	2.83%
Expected life	n/a	5.0 years
Forfeiture rate	n/a	0.00%

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
A summary of the Company’s stock option activity for the three months ended October 31, 2009 is as follows:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (years)	Value
Options outstanding, July 31, 2009	2,336,831	$0.567

Options granted	—	$

Options exercised	—	$

Options forfeited or expired	—	$

Options outstanding, October 31, 2009	2,336,831	$0.567	3.15	$106,199

Options expected to vest, October 31, 2009	2,316,290	$0.568	3.12	$104,497

Options exercisable, October 31 , 2009	1,879,831	$0.595	2.59	$71,749

Of the 2,336,831 options outstanding at October 31, 2009, 1,251,000 were issued under the 2000 Plan and 1,085,831 were issued outside of shareholder approved plans. There were no options exercised, forfeited or expired during the three month period ended October 31, 2009.
As of October 31, 2009, there was $53,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.77 years.
A summary of the status of the Company’s non-vested options and changes during the three months ended October 31, 2009 is presented below.

		Weighted Average
	Stock Options	Grant Date Fair Value
Non-vested at July 31, 2009	497,000	$0.345

Options granted	—	$—

Options vested	(40,000)	$0.581

Non-vested at October 31, 2009	457,000	$0.324

5. ROYALTIES
The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics.
Royalty income from these licenses amounted to $42,000 and $63,000 for the three months ended October 31, 2009 and 2008, respectively. Royalties from SensorMedics amounted to $42,000 and $43,000 for the three months ended October 31, 2009 and 2008, respectively. Royalties from VivoMetrics amounted to $0 and $20,000 for the three months ended October 31, 2009 and 2008, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. VivoMetrics has not made a royalty payment since July 2009, and aggregate royalties receivable at October 31, 2009 of $14,000 are net of a $10,000 allowance for doubtful accounts to reserve all outstanding receivables from VivoMetrics.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
6. NOTES PAYABLE
The $12,000 notes payable balance at October 31, 2009 relates to the third-party financing of certain of the Company’s insurance policies. The notes are self-amortizing, 7.69% installment loans which mature at various dates from December 2009 to January 2010.
On August 28, 2008, the Company entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted the Company a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property. The Lenders included a holder of more than 10% of the outstanding Common Stock, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman. The Company was permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”). The interest rate payable on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default. All amounts owing under the Revolver were required to be repaid by the Maturity Date, and amounts outstanding were prepayable at any time. On August 29, 2008, the Company drew down $300,000 under the Revolver. The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008. All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008, as described in Note 7 below.
7. SHAREHOLDERS’ EQUITY
Series D Convertible Preferred Stock.
In April 2008, the Company authorized a new series of its Preferred Stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The Series D Preferred Stock has no preference with respect to dividends to the Company’s common stock, and is entitled to receive dividends when, as and if declared by the Company’s Board of Directors, together with the holders of the common stock, ratably on an “as-converted” basis. Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of Common Stock at an initial rate of 5,000 shares of Common Stock per share of Series D Preferred Stock. The holders of the Series D Preferred Stock are entitled to vote together with the holders of the Common Stock and holders of any other series of Preferred Stock or other class of the Company’s capital stock which are granted such voting rights as a single class on all matters, except as otherwise provided by law. In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntarily or involuntarily, the holders of the Series D Preferred Stock will be entitled to a liquidation preference of $1,500 per share of Series D Preferred Stock prior to any distribution to the holders of the Common Stock. The Series D Preferred Stock ranks (1) pari passu in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Series C Preferred Stock, par value $1.00 per share, of the Company and (2) senior in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company to all shares of Common Stock. The Series D Preferred Stock is not redeemable.
December 2008 Offering. In December 2008, the Company sold an aggregate of 491 shares of its Series D Preferred Stock to certain private investors at a price of $1,500 per share pursuant to Stock Subscription Agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008). The investors in the December 2008 Offering include two directors of the Company, an entity controlled by the Company’s Chairman and a holder of more than 10% of the Company’s Common Stock (collectively, the “Related Party Investors”). The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the Related Party Investors. Of the $382,500 paid by the Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described in Note 6 above.
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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
The Series D Preferred Stock was issued in each of the above transactions at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis. The closing price of the Common Stock on the over-the-counter bulletin board was $0.36, $0.38 and $0.43, respectively, on each of December 1, 2008, December 2, 2008 and January 28, 2009, resulting in beneficial conversion features of $300, $400 and $650, respectively, per share of Series D Preferred Stock on the respective issue dates. In accordance with GAAP, the $1.1 million aggregate beneficial conversion feature of the Series D Preferred Stock on the issue dates was deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the balance sheet. Because the Series D Preferred Stock was immediately convertible to Common Stock, the portion of the $1.1 million aggregate intrinsic value applicable to a closing date is deemed a dividend paid to the investors on such closing date. Such deemed dividends have been recorded as increases in losses attributable to common shareholders and, in the absence of retained earnings, as reductions of additional paid in capital.
8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2009 and 2008, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2009	October 31, 2008
Stock options	2,336,831	2,111,830
Stock warrants	—	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	14,455,000	5,000,000

Total	18,343,031	8,988,030

9. RELATED PARTY TRANSACTIONS
The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease. In the three months ended October 31, 2009, the Company recorded approximately $15,000 of rent expense on a straight-line basis related to the Miami lease.
The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. In the three months ended October 31, 2009, the Company recorded approximately $14,000 of rent expense related to the Hialeah warehouse.
Adam Jackson, the Company’s Chief Financial Officer, also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, and Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor. The Company’s Chairman, Dr. Jane Hsiao, also serves as Chairman of SafeStitch and President of Aero. Director Steven Rubin also serves as a director of SafeStitch and Secretary of Aero, and director Rao Uppaluri also serves as Treasurer of Aero. The total salaries of the accounting staffs of NIMS, SafeStitch and Aero have been shared under a board-approved cost sharing arrangement since March 2008. For the three months ended October 31, 2009 and 2008, the Company has recorded selling, general and administrative expense of $7,000 and $12,000, respectively, to account for the sharing of costs under this arrangement. Accounts payable to SafeStitch and Aero related to this arrangement totaled approximately $2,000 and $3,000, respectively, at October 31, 2009 and July 31, 2009.
Dr. Hsiao is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of October 31, 2009, the Company had approximately $506,000 on deposit with Great Eastern Bank of Florida, including approximately $481,000 secured by repurchase contracts for US Government securities.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
10. COMMITMENTS
Leases.
The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The rental payments under the Miami office lease are approximately $4,000 per month for the first year and escalate 4.5% annually over the life of the lease. The Company signed a three year lease for retail space in Toronto, Canada to create a product demonstration center, commencing March 1, 2009. Rental payments under the Toronto demonstration center lease are approximately $1,200 per month. The Company signed a three year lease for warehouse space in Hialeah, Florida commencing February 1, 2009. The rental payments under this warehouse lease are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease.
Product Development and Supply Agreement.
On September 4, 2007, the Company executed a Product Development and Supply Agreement (the “Agreement”) with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan (“Sing Lin”). Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the next generation Exer-Rest®, Somno-Ease™ and Exer-Rest® Plus devices. Sing Lin will also manufacture all of the Company’s acceleration therapeutic platforms. The Agreement commenced as of September 3, 2007 and has a term that extends three years from the acceptance of the first run of production units by NIMS. Thereafter, the Agreement automatically renews for successive one year terms unless either party sends the other a notice of non-renewal at least ninety days before the end of the then-current term. Either party may terminate the Agreement with ninety days prior written notice. Upon termination, each party’s obligations under the Agreement will be limited to obligations related to confirmed orders placed prior to the termination date.
Pursuant to the Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000. Sing Lin will utilize the tooling in the performance of its production obligations under the Agreement. The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon the Company’s approval of the product prototype concepts and designs. The balance of the final tooling cost became due and payable in September 2008 upon acceptance of the first units produced using the tooling, and was paid in full. These amounts have been recorded as tooling costs, and are included in tooling and equipment, net.
Under the Agreement, the Company also grants Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.
The Company has committed to purchase approximately $2.6 million of Exer-Rest® and Somno-Ease™ units within one year of the September 2008 acceptance of the final product. Additionally, the Company has agreed to purchase $4.1 million and $8.8 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following such acceptance, respectively. These purchase commitment amounts are based upon estimated per product costs at the time the Agreement was executed multiplied by volume commitments. Through October 31, 2009, the Company had paid Sing Lin $1.6 million in connection with orders placed through that date. Of this amount, $120,000 is included in advances to contract manufacturer in the accompanying unaudited condensed consolidated financial statements. As of October 31, 2009, aggregate future purchase commitments under the Agreement totaled approximately $13.9 million. As of November 30, 2009, the Company had not placed orders sufficient to satisfy its commitment to purchase a minimum number of units in the first year after acceptance of the final product. The Company’s discussions with Sing Lin are ongoing, and the Company expects its commitments under the Agreement to be modified to reflect current market conditions. There can be no assurance that the Agreement will be modified on terms acceptable to the Company or at all, or that Sing Lin will not attempt to enforce its rights under the Agreement.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, tooling, websites, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at October 31, 2009 (in thousands):

	Estimated	October 31,	July 31,
	Useful Life	2009	2009
Tooling and equipment	5 years	$471	$471
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	97	94
Website and software	3 years	26	26

		594	591
Less accumulated depreciation		(162)	(131)

Tooling and equipment, net		$432	$460

Depreciation expense was $31,000 and $27,000 during the three months ended October 31, 2009 and 2008, respectively. Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years. Eleven Exer-Rest® SL and TL demonstration units are included in furniture and fixtures at an aggregate cost of $34,000.
All patents and trademarks have been fully amortized since October 31, 2007.
12. RECENT ACCOUNTING PRONOUNCEMENTS
Effective August 1, 2009, the Company adopted authoritative guidance which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective August 1, 2009, the Company adopted authoritative guidance which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance also established principles for recognizing and measuring the goodwill acquired in a business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB amended and clarified this guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Under the amended guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, acquired contingencies should be accounted for using existing guidance. The adoption of this guidance applies to business combinations for which the acquisition date is on or after August 1, 2009, and has not had a material impact on the Company’s consolidated financial statements.
Effective August 1, 2009, the Company adopted authoritative guidance which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective August 1, 2009, the Company adopted authoritative guidance for determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in previously issued guidance regarding derivative accounting. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2009
Effective August 1, 2009, the Company adopted authoritative guidance which provides guidelines for making fair value measurements when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance establishes guidelines for determining whether a market is active or inactive and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective August 1, 2009, the Company adopted authoritative guidance which requires disclosures about fair value of financial instruments in interim, as well as in annual, financial statements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Effective August 1, 2009, the Company adopted authoritative guidance which provides additional guidance to enhance clarity about the credit and noncredit components of an other-than-temporary impairment event and to improve presentation and disclosure of other-than-temporary impairments in the financial statements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective beginning with the Company’s first fiscal quarter of 2010. The Codification does not change or alter existing GAAP and, therefore, has not had any impact on the Company’s consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-looking Statements.
This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the Exer-Rest® and Somno-Ease™ motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation; other factors described herein as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2009. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Overview
We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively from head to foot. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, Chief Executive Officer and a director. Numerous peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. The application of this technology causes release of beneficial substances such as nitric oxide from the inner lining of blood vessels to the same extent as moderate to strenuous exercise. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.
Prior to 2002, our primary business was the development of computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for these ambulatory monitoring devices to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”), for cash and royalties on sales. We also assigned the patents to VivoMetrics, Inc. (“VivoMetrics”), then a related party, for an equity ownership interest in VivoMetrics (now carried at zero value for financial reporting purposes) and royalties on sales and leasing of VivoMetrics’ LifeShirt® systems. In April 2002, VivoMetrics received FDA clearance to market the LifeShirt® system; however VivoMetrics ceased operations in July 2009 and filed a Chapter 11 petition for bankruptcy protection in October 2009. We continue to receive royalties from SensorMedics however there can be no assurance as to the amount of future royalty revenue that will be derived from these patent assignments. VivoMetrics is no longer marketing the LifeShirt® system and the company does not expect any future royalties from VivoMetrics.
In 2002, we began restructuring our operations and business strategy to focus on the research, development, manufacturing, marketing, and sales of non-invasive, motorized, WBPA platforms. These acceleration therapeutic platforms are intended for use in the home, wellness centers and clinics as an aid to improve circulation and joint mobility, relieve minor aches and pains, relieve troubled sleep and as a mechanical feedback device for slow rhythmic breathing exercise for stress management. These platforms are targeted for use by individuals who have physical limitations and are incapable of exercising or using traditional exercise equipment. The platforms are also targeted to healthy individuals who are unwilling to exercise or wish to implement WBPA therapy in conjunction with a regular exercise routine. The Company’s first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing efforts for the AT-101 until we received a Class 1 Therapeutic Vibrator approval from the FDA. Accordingly, we ceased sales and marketing efforts in the U.S. for this platform pending FDA approval.

NON-INVASIVE MONITORING SYSTEMS, INC.
In January 2005, we began development of a less costly and more efficient second generation version of the AT-101, the Exer-Rest® (now designated the Exer-Rest® AT). The Company entered into a Product and Development and Supply Agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement, Sing Lin will manufacture new third generation versions of our patented Exer-Rest® motorized platforms (designated the Exer-Rest® SL and the Exer-Rest® TL). In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., one of the world’s leading verification and certification bodies. ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices. In addition to our ISO certification, NIMS’ Exer-Rest® AT acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety related conformity tests including clinical assessment for safety and effectiveness. The CE0120 marking is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market as well as in many other countries.
We have determined that it is in the best interest of NIMS and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest® line of acceleration therapeutic platforms. These devices are being marketed and sold by NIMS in the US, Canada, the UK, Europe, India and Latin America, and by Sing Lin in certain Far East markets. In January 2009, NIMS received FDA approval to market the Exer-Rest® in the United States as a Class I Exempt medical device, and we commenced sales and deliveries of Exer-Rest® units in the US in February 2009.
The development of the Exer-Rest® has necessitated additional expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2010 fiscal year as we expand marketing activities in the US, Canada, the UK, Europe, India and Latin America. If we are unsuccessful in achieving significant revenues from these efforts, we will likely need to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to raise such additional capital, if required, we may not be able to continue operations.
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
LifeShirt®. The LifeShirt® is a patented Wearable Physiological Computer that incorporates transducers, electrodes and sensors into a low turtle neck sleeveless garment. These transducers are connected to a miniaturized, battery powered, electronic module for collection of respiratory and cardiac data. In addition, the monitored patient can enter symptoms with intensity, mood, and medication information for integration with the physiologic information collected with the LifeShirt® garment. Such data can be transmitted to a Data Collection Center for quality control, generation of reports, and database storage. Vital and physiological signs can be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt® garment system while at rest, during exercise, at work, and during sleep. The LifeShirt® was sold exclusively by VivoMetrics until July 2009, and has not been marketed since VivoMetrics ceased operations and filed for bankruptcy protection.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2009. Actual results may differ from these estimates.

NON-INVASIVE MONITORING SYSTEMS, INC.
Results of Operations
In January 2005, we began developing the Exer-Rest® line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the original AT-101 platform. The Exer-Rest® AT platform was first available for delivery to certain locations outside of the United States in October 2007. Prior to the first export sales of the Exer-Rest® AT, we continued to sell the AT-101 in certain locations outside of the United States. In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value. The newest Exer-Rest® SL and TL platforms, which have been developed under our agreement with Sing Lin, became available for sale overseas in October 2008 and in the U.S. in February 2009. We expect to increase our sales activity throughout fiscal 2010 in North America with the addition of dedicated sales personnel, increased advertising and marketing, promotional pricing and the establishment of demonstration centers. We expect to increase our sales activity in international markets through the enlistment of local distributors.
Three months ended October 31, 2009 compared to three months ended October 31, 2008
Revenue. Total revenues increased from $70,000 for the three months ended October 31, 2008, to $197,000 for the three months ended October 31, 2009. This $127,000 increase resulted from a $149,000 increase in product sales, offset in part by a $21,000 decrease in royalty revenues.
Exer-Rest® platform unit sales during the three months ended October 31, 2009 increased approximately 2,600% over the three months ended October 31, 2008, This increase in product sales was primarily attributable to the delivery of Exer-Rest® SL models to overseas distributors and the delivery of Exer-Rest® SL and TL models to individual customers in the US.
Combined royalties from VivoMetrics and SensorMedics were $42,000 and $63,000 for the three months ended October 31, 2009 and 2008, respectively. The $21,000 decrease is primarily attributable to the loss of revenue from VivoMetrics due to their cessation of operations. We do not expect any future royalties from VivoMetrics and we expect fiscal 2010 royalty revenue to be significantly below fiscal 2009 levels.
Cost of Sales. Cost of sales for the three months ended October 31, 2009 and 2008 was $67,000 and $5,000, respectively. This $62,000 increase was primarily related to the increased number of units sold in the first three months of the 2010 fiscal year. As a percentage of revenue, cost of sales was lower in the first three months of fiscal 2010 primarily due to a greater mix of the less costly Exer-Rest™ SL and TL units delivered and because the majority of units delivered in the first three months of fiscal 2009 were sold at a substantial discount to our current pricing.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses increased to $536,000 for the three months ended October 31, 2009 from $505,000 for the three months ended October 31, 2008. This $31,000 increase was primarily attributable to increases in payroll, advertising, rent and marketing and sales expenses, offset in part by reduced auditing fees, international travel and stock-based compensation expense. The increases in payroll and rent expense were primarily attributable to the February 2009 establishment and staffing of our Hialeah, Florida warehouse and the March 2009 establishment and staffing of our Toronto demonstration center. SG&A costs and expenses include stock based compensation expense, which totaled $38,000 for the three months ended October 31, 2009, as compared to $65,000 for the three months ended October 31, 2008. The decrease in stock-based compensation was primarily due to a decrease in the number of options granted during the first three months of fiscal 2010. We expect SG&A costs and expenses to increase throughout the 2010 fiscal year as we add administrative, marketing and sales personnel and expand our marketing programs.
Research and development costs. Research and development costs decreased to $40,000 for the three months ended October 31, 2009 from $53,000 for the three months ended October 31, 2008, a decrease of $13,000. The higher costs in the three months ended October 31, 2008 related primarily to our pursuit of FDA clearance to market the Exer-Rest® in the US, which clearances were granted in January and June 2009.
Total operating costs and expenses. Total operating costs and expenses increased $70,000 from $563,000 to $643,000. This increase was primarily attributable to the increase in cost of sales related to higher sales volume, as well as the higher SG&A costs and expenses and lower research and development expenses discussed above.

NON-INVASIVE MONITORING SYSTEMS, INC.
Interest income (expense), net. Net interest income was negligible in each of the three month periods ended October 31, 2009 and 2008. Net interest expense was $0 and $5,000 for the three months ended October 31, 2009 and 2008, respectively
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities. At October 31, 2009, we had cash of approximately $518,000 and working capital of approximately $1.4 million. We expect these funds will be sufficient to expand our marketing efforts in the US and Canada through the first three months of the 2010 calendar year. If we are not able to generate significant revenue with these expanded marketing efforts, we will likely be required to obtain additional external financing to continue operations beyond the first quarter of the 2010 calendar year. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic turmoil in the Global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.
Net cash used in operating activities was $345,000 and $259,000 for three months ended October 31, 2009 and 2008, respectively. Reduced payments to Sing Lin for inventory purchases were offset by increased use of cash for other working capital items.
Net cash used in investing activities was $3,000 and $50,000 for three months ended October 31, 2009 and 2008, respectively. The $50,000 used in the three months ended October 31, 2008 included payments to Sing Lin for production tooling to be used in the manufacture of Exer-Rest® platforms.
Net cash used by financing activities was $22,000 for the three months ended October 31, 2009, primarily for the repayment of notes financing insurance premiums. Net cash provided by financing activities was $290,000 for the three months ended October 31, 2008, primarily from the $300,000 proceeds from the Revolver described in Note 6 to the accompanying financial statements.
Under the agreement with Sing Lin, we are committed to purchase approximately $2.6 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery. Through October 31, 2009, we have paid Sing Lin $1.6 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $79,000 upon taking delivery of the units currently in production. We began taking delivery of units from Sing Lin in October 2008 and we expect such deliveries to continue periodically throughout the 2010 fiscal year. As of November 30, 2009, we had not placed orders sufficient to satisfy our first-year purchase commitment under the Agreement. Our discussions with Sing Lin are ongoing, and we expect our commitments under the Agreement to be modified to reflect current market conditions. There can be no assurance that the Agreement will be modified on terms acceptable to us or at all, or that Sing Lin will not attempt to enforce its rights under the Agreement.
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
December 2008 Series D Preferred Stock Offering. On December 2, 2008, we completed the sale of an aggregate of 491 shares of our Series D Preferred Stock to certain investors pursuant to stock purchase agreements entered between December 1, 2009 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008). These investors include Dr. Marvin Sackner, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock, Frost Gamma Investments Trust (“Frost Gamma”), a holder of more than 10% of the outstanding Common Stock, Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by our Chairman, and a director (collectively, the “Related Party Investors”). The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the Related Party Investors. Of the $382,500 paid by the Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described in Note 6 to the accompanying financial statements. The closing prices of the Common Stock on the over-the-counter bulletin board on December 1 and 2, 2008 were $0.36 and $0.38 per share, respectively, resulting in a $168,000 aggregate intrinsic value on the issue dates. The $168,000 aggregate intrinsic value of the Series D Preferred Stock on the issue dates was deemed a dividend paid to the investors on the closing dates and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

NON-INVASIVE MONITORING SYSTEMS, INC.
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
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements the Company had net losses in the amount of $435,000 and $498,000, respectively, for the three months ended October 31, 2009 and 2008. In addition, the Company has an accumulated deficit of $20.2 million as of October 31, 2009, and has substantial purchase commitments at October 31, 2009 (see Note 10 to the accompanying financial statements). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submissions of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
On November 16, 2009 the Board of Directors amended our By-Laws to (i) provide that the annual meetings of shareholders may take place on a date designated by the Board of Directors, replacing a provision that set a specific date for such meetings and (ii) conform the By-Laws to the Articles of Incorporation to provide that he number of directors be between one and eight. The By-Laws and the amendments thereto are attached hereto as Exhibit 3.1.

Item 6.	Exhibits Index.

3.1	By-Laws, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NON-INVASIVE MONITORING SYSTEMS, INC.
SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2009	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: December 14, 2009	By:	/s/ Adam S. Jackson
Adam S. Jackson, Chief Financial Officer

EXHIBIT INDEX

3.1	By-laws, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.