Form 10-Q
period 2010-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2010-03-17
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended January 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
68,423,165 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of March 10, 2010.

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2010	July 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$171	$886
Royalties and other receivables, net	285	60
Inventories, net	845	911
Advances to contract manufacturer	93	144
Prepaid expenses, deposits, and other current assets	18	75

Total current assets	1,412	2,076

Tooling and equipment, net	398	460

Total assets	$1,810	$2,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable — other	$—	$34
Accounts payable and accrued expenses	293	242
Customer deposits	9	9

Total current liabilities	302	285

Total liabilities	$302	$285

Commitments (Note 10)	—	—

Shareholders’ equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,891 shares issued and outstanding; liquidation preference $4,337	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,423,165 and 68,385,637 shares issued and outstanding	684	684
Additional paid-in-capital	21,381	21,327
Accumulated deficit	(20,600)	(19,803)
Accumulated other comprehensive loss	(22)	(22)

Total shareholders’ equity	1,508	2,251

Total liabilities and shareholders’ equity	$1,810	$2,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS — Unaudited
(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
Revenues
Product sales, net	$154	$117	$309	$123
Royalties	45	93	87	156
Research, consulting and warranty	—	1	—	2

Total revenues	199	211	396	281

Operating costs and expenses

Cost of sales	83	56	150	61
Selling, general and administrative	453	439	989	944
Research and development	15	38	55	91

Total operating costs and expenses	551	533	1,194	1,096

Operating loss	(352)	(322)	(798)	(815)

Interest expense, net	—	(3)	—	(8)
Other (expense) income, net	(10)	—	1	—

Net loss	$(362)	$(325)	$(797)	$(823)

Other comprehensive income Currency translation adjustment	3	—	—	—

Comprehensive net loss	$(359)	$(325)	$(797)	$(823)

Loss per common share:
Net loss	$(362)	$(325)	$(797)	$(823)
Deemed dividend on Series D Preferred Stock	—	1,078	—	1,078

Net loss attributable to common shareholders	$(362)	$(1,403)	$(797)	$(1,901)

Weighted average number of common shares outstanding — Basic and diluted	68,392	68,042	68,400	68,041

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — Unaudited
For the six months ended January 31, 2010
(Dollars in Thousands)

											Accumu-
											lated Other
	Preferred Stock								Additional	Accum-	Compre-
	Series B		Series C		Series D		Common Stock		Paid-in-	Ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2009	100	$—	62,048	$62	2,891	$3	68,385,637	$684	$21,327	($19,803)	(22)	$2,251

Common stock issued for cash on exercise of options and warrants	—	—	—	—	—	—	13,333	—	1	—	—	1
Cashless Exercise of 39,999 options	—	—	—	—	—	—	24,195		—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	53	—	—	53
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(797)	—	(797)

Balance at January 31, 2010	100	$—	62,048	$62	2,891	$3	68,423,165	$684	$21,381	($20,600)	(22)	$1,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(Dollars in thousands)
Six months ended January 31, 2010 and 2009

	2010	2009
Operating activities
Net loss	$(797)	$(823)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty income	—	(2)
Depreciation and amortization	61	52
Stock based compensation expense	53	105
Loss on disposal of assets	3	—
Foreign currency transaction gain	(4)	—

Changes in operating assets and liabilities
Accounts and royalties receivable, net	(225)	(86)
Inventories, net	63	(417)
Advances to contract manufacturer	51	241
Prepaid expenses, deposits and other current assets	57	5
Accounts payable and accrued expenses	55	(16)
Customer deposits	—	60

Net cash used in operating activities	(683)	(881)

Investing activities
Fixed asset purchases	—	(171)

Net cash used in investing activities	—	(171)

Financing activities
Net proceeds from issuance of common stock end exercise of options	1	2
Net proceeds from issuance of Series D Preferred Stock	—	2,837
Proceeds from issuance of notes payable	—	300
Repayments of notes payable	(34)	(319)

Net cash (used in) provided by financing activities	(33)	2,820

Effect of exchange rate changes on cash	1	—

Net (decrease) increase in cash	(715)	1,768
Cash, beginning of period	886	86

Cash, end of period	$171	$1,854

Supplemental disclosure
Cash paid for interest	$—	$8

Supplemental schedule of non-cash activities
Reversal of accrual for tooling development in progress	$—	$142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2010
The condensed consolidated balance sheet as of July 31, 2009, which has been derived from audited financial statements, and the unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2010, and results of operations and cash flows for the interim periods ended January 31, 2010 and 2009. The results of operations for the three and six months ended January 31, 2010, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2009.
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
January 31, 2010
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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements, the Company had net losses in the amount of $0.8 million for each of the six month periods ended January 31, 2010 and 2009, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $20.6 million as of January 31, 2010, and has substantial purchase commitments at January 31, 2010 (see Note 10). As of January 31, 2010, the Company had cash of approximately $171,000 and working capital of approximately $1.1 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has commenced sales of the Exer-Rest® in the United States and has raised approximately $2.8 million from the sales of its Series D Preferred Stock in December 2008 and January 2009 (see Note 7), the Company will need to generate additional funds during the next 12 months. Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities beyond March 31, 2010. It is management’s intention to obtain additional capital as needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation. All inter-company accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At January 31, 2010 and July 31, 2009, the Company had approximately $119,000 and $821,000, respectively, on deposit in such sweep accounts.
Allowances for Doubtful Accounts. The Company provides an allowance for royalties and other receivables it believes it may not collect in full. Receivables are written off when they are deemed to be uncollectible and all collection attempts have ceased. The amount of bad debt recorded each period and the resulting adequacy of the allowance for doubtful accounts at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analysis of the Company’s accounts receivable each period and subjective assessments of the Company’s future bad debt exposure.
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at January 31, 2010 and July 31, 2009 primarily consist of finished Exer-Rest® units and purchased sub-assemblies to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2010
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

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $29,000 and $54,000, respectively, for the three and six months ended January 31, 2010. Advertising and promotional costs totaled $4,000 and $5,000, respectively, for the three and six months ended January 31, 2009.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the six months ended January 31, 2010 and 2009, and management estimates that the Company’s accrued warranty expense at January 31, 2010 will be sufficient to offset claims made for units under warranty.

Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, as an operating expense, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying option and is included in selling, general and administrative costs and expenses in the comprehensive statements of operations for all periods presented.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2010 and July 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments such as cash, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity and other comprehensive loss in the unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2010
Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.
3. INVENTORIES
The Company’s inventory consisted of the following at January 31, 2010 and July 31, 2009 (in thousands):

	January 31, 2010	July 31, 2009
Work-in-progress, including sub-assemblies and spare parts	$11	$11
Finished goods	834	900

Total inventories	$845	$911

The inventory balances above are net of a $55,000 valuation adjustment to work-in-progress and a $58,000 valuation adjustment to finished goods.
4. STOCK BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock based compensation of $15,000 and $53,000, respectively, for the three and six months ended January 31, 2010, and $40,000 and $105,000 respectively, for the three and six months ended January 31, 2009. All stock based compensation is included in the Company’s selling, general and administrative costs and expenses.
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
The Company did not grant any stock options during the six months ended January 31, 2010 and granted 75,000 stock options during the six months ended January 31, 2009. The weighted average grant date fair value of the options granted during the six months ended January 31, 2009 was $0.32 per share. The fair values of options granted are estimated as of the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the six months ended January 31, 2010 and 2009 was estimated using the following assumptions:

	Six months ended	Six months ended
	January 31, 2010	January 31, 2009
Expected volatility	n/a	110.18%
Expected dividend yield	n/a	0.00%
Risk-free interest rate	n/a	2.83%
Expected life	n/a	5.0 years
Forfeiture rate	n/a	0.00%

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2010
A summary of the Company’s stock option activity for the six months ended January 31, 2010 is as follows:

			Weighted average
			remaining
		Weighted Average	contractual term	Aggregate intrinsic
	Shares	Exercise Price	(years)	Value
Options outstanding, July 31, 2009	2,350,164	$0.56

Options granted	—	n/a

Options exercised	53,332	$0.15

Options forfeited or expired	—	n/a

Options outstanding, January 31, 2010	2,296,832	$0.57	2.95	$94,200

Options expected to vest, January 31, 2010	2,276,291	$0.58	2.93	$92,497

Options exercisable, January 31 , 2010	1,929,832	$0.61	2.41	$59,750

Of the 2,296,832 options outstanding at January 31, 2010, 1,251,000 were issued under the 2000 Plan and 1,045,832 were issued outside of shareholder approved plans. All of the options exercised, forfeited and expired during the three and six month periods ended January 31, 2010 and 2009 were originally granted outside of shareholder approved plans.
As of January 31, 2010, there was $38,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.88 years. A summary of the status of the Company’s non-vested options and changes during the six months ended January 31, 2010 is presented below.

		Weighted Average Grant
	Stock Options	Date Fair Value
Non-vested at July 31, 2009	497,000	$0.35

Options granted	—	n/a

Options vested	(130,000)	$0.52

Non-vested at January 31, 2010	367,000	$0.28

On March 8, 2010, the Company issued an aggregate of 355,000 options to purchase the Company’s common stock under the 2000 Plan, each at an exercise price of $0.43 per share. The options were granted to directors, officers and other employees.
5. ROYALTIES
The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics.
Royalty income from these licenses amounted to $45,000 and $87,000, respectively, for the three and six months ended January 31, 2010, and $93,000 and $156,000, respectively, for the three and six months ended January 31 2009. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. All of the Company’s royalty income for the three and six months ended January 31, 2010 was from SensorMedics. Royalties from VivoMetrics amounted to $49,000 and $69,000, respectively, for the three and six months ended January 31, 2009, while royalties from SensorMedics amounted to $44,000 and $87,000, respectively, for the three and six months ended January 31, 2009. VivoMetrics has not made a royalty payment since July 2009, and aggregate royalties receivable at January 31, 2010 of $58,000 are net of a $10,000 allowance for doubtful accounts to reserve all outstanding receivables from VivoMetrics.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2010
6. NOTES PAYABLE
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
7. SHAREHOLDERS’ EQUITY
The Company received $1,000 from existing option holders during the six months ended January 31, 2010 for the exercise of options to purchase 13,333 shares of Common Stock, and 24,195 shares were issued to other existing option holders upon the cashless exercise of 39,999 options. During the six months ended January 31, 2009, the Company received $2,000 from existing option holders for the exercise of options to purchase 13,333 shares of Common Stock, and 8,239 shares were issued to other existing option holders upon the cashless exercise of 13,333 options.
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
January 31, 2010
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
8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended January 31, 2010 and 2009, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2010	January 31, 2009
Stock options	2,296,832	2,085,164
Stock warrants	—	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	14,455,000	14,455,000

Total	18,303,032	18,416,364

9. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 and $28,000, respectively, in the three and six months ended January 31, 2010, and approximately $13,000 and $22,000, respectively, in the three and six months ended January 31, 2009.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. In the three and six months ended January 31, 2010, the Company recorded approximately $10,000 and $24,000, respectively of rent expense related to the Hialeah warehouse.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Cardo Medical, Inc. (“Cardo”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. Commencing in March 2008, the Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the NIMS, SafeStitch and Aero are shared. Commencing in December 2009, the Company’s Chief Legal Officer also serves under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Cardo. The Company recorded selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $7,000 and $14,000, respectively, for the three and six months ended January 31, 2010, and $10,000 and $22,000, respectively, for the three and six months ended January 31, 2009. Accounts payable to SafeStitch related to these arrangements totaled approximately $5,000 and $3,000, respectively, at January 31, 2010 and July 31, 2009.

Dr. Hsiao is a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of January 31, 2010 and July 31, 2009, the Company had approximately $144,000 and $846,000, respectively, on deposit with Great Eastern Bank of Florida. Approximately $119,000 and $821,000 of these balances were collateralized by repurchase contracts for US Government securities at January 31, 2010 and July 31, 2009, respectively.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2010
10. COMMITMENTS
Leases.
The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The current rental payments under the Miami office lease are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company signed a three year lease for warehouse space in Hialeah, Florida commencing February 1, 2009. The current rental payments under this warehouse lease are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. The Company signed a three year lease for retail space in Toronto, Canada to create a product demonstration center, commencing March 1, 2009. In February 2010, the Company terminated the Toronto lease effective March 31, 2010, and recorded the related $7,000 termination charge to General and Administrative costs and expenses during the three and six months ended January 31, 2010 in the accompanying unaudited condensed consolidated financial statements. The Company has no further obligation with regard to the Toronto facility.
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
The Company has committed to purchase approximately $2.6 million of Exer-Rest® and Somno-Ease™ units within one year of the September 2008 acceptance of the final product. Additionally, the Company has agreed to purchase $4.1 million and $8.8 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following such acceptance, respectively. These purchase commitment amounts are based upon estimated per product costs at the time the Agreement was executed multiplied by volume commitments. Through January 31, 2010, the Company had paid Sing Lin $1.6 million in connection with orders placed through that date. Of this amount, $93,000 is included in advances to contract manufacturer in the accompanying unaudited condensed consolidated financial statements. As of January 31, 2010, aggregate future purchase commitments under the Agreement totaled approximately $13.9 million. As of March 10, 2010, the Company had not placed orders sufficient to satisfy its commitment to purchase a minimum number of units in the first year after acceptance of the final product. The Company’s discussions with Sing Lin are ongoing, and the Company expects its commitments under the Agreement to be modified to reflect current market conditions. There can be no assurance that the Agreement will be modified on terms acceptable to the Company or at all, or that Sing Lin will not attempt to enforce its rights under the Agreement.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2010
11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, tooling, websites, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at January 31, 2010 and July 31, 2009 (in thousands):

	Estimated Useful
	Life	January 31, 2010	July 31, 2009
Tooling and equipment	5 years	$471	$471
Furniture and fixtures, leasehold improvements, office equipment and computers	3 — 5 years	93	94
Website and software	3 years	26	26

		590	591
Less accumulated depreciation		(192)	(131)

Tooling and equipment, net		$398	$460

Depreciation expense was $61,000 and $52,000 during the six months ended January 31, 2010 and 2009, respectively. Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years. Eleven Exer-Rest® SL and TL demonstration units are included in furniture and fixtures at an aggregate cost of $34,000.
All patents and trademarks have been fully amortized since October 31, 2007.
12. RECENT ACCOUNTING PRONOUNCEMENTS
Noncontrolling Interests — Effective August 1, 2009, the Company adopted authoritative guidance which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Business Combinations — Effective August 1, 2009, the Company adopted authoritative guidance which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance also established principles for recognizing and measuring the goodwill acquired in a business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB amended and clarified this guidance regarding the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Under the amended guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, acquired contingencies should be accounted for using existing guidance. The adoption of this guidance applies to business combinations for which the acquisition date is on or after August 1, 2009, and has not had a material impact on the Company’s consolidated financial statements.
Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective beginning with the Company’s first fiscal quarter of 2010. The Codification does not change or alter existing GAAP and, therefore, has not had any impact on the Company’s consolidated financial statements.
Subsequent Events — Effective August 1, 2009 the Company adopted authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements. In February 2010, the FASB issued additional guidance to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance. The FASB’s additional guidance also clarifies the intended scope of the reissuance disclosure provisions. The additional guidance was effective upon issuance and had no impact on the Company’s consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2010
13. SUBSEQUENT EVENTS
On March 8, 2010, the Company issued an aggregate of 355,000 options to purchase the Company’s common stock under the 2000 Plan, each at an exercise price of $0.43 per share. The options were granted to directors, officers and other employees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-looking Statements.
This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate and long-term need for additional financing; dependence on future sales of the Exer-Rest® and Somno-Ease™ motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation; other factors described herein as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2009. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Overview
We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively from head to foot. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, Chief Executive Officer, President and a director. Numerous peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. The application of this technology causes release of beneficial substances such as nitric oxide from the inner lining of blood vessels to the same extent as moderate to strenuous exercise. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.
Prior to 2002, our primary business was the development of computer assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac, and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for these ambulatory monitoring devices to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of Cardinal Health, Inc. (“SensorMedics”), for cash and royalties on sales. We also assigned the patents to VivoMetrics, Inc. (“VivoMetrics”), then a related party, for an equity ownership interest in VivoMetrics (now carried at zero value for financial reporting purposes) and royalties on sales and leasing of VivoMetrics’ LifeShirt® systems. In April 2002, VivoMetrics received United States Food and Drug Administration (“FDA”) clearance to market the LifeShirt® system; however VivoMetrics ceased operations in July 2009 and filed a Chapter 11 petition for bankruptcy protection in October 2009. We continue to receive royalties from SensorMedics, however there can be no assurance as to the amount of future royalty revenue that will be derived from these patent assignments. VivoMetrics is no longer marketing the LifeShirt® system; the Company therefore does not expect any future royalties from VivoMetrics and has recorded a $10,000 reserve against outstanding receivables from VivoMetrics.
In 2002, we began restructuring our operations and business strategy to focus on the research, development, manufacturing, marketing, and sales of non-invasive, motorized, WBPA platforms. These acceleration therapeutic platforms are intended for use in the home, wellness centers and clinics as an aid to improve circulation and joint mobility, relieve minor aches and pains, relieve troubled sleep and as a mechanical feedback device for slow rhythmic breathing exercise for stress management. These platforms are targeted for use by individuals who have physical limitations and are incapable of exercising or using traditional exercise equipment. The platforms are also targeted to healthy individuals who are unwilling to exercise or wish to implement WBPA therapy in conjunction with a regular exercise routine. The Company’s first such platform, the AT-101, was initially registered with the FDA as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing efforts for the AT-101 until we received a Class 1Therapeutic Vibrator approval from the FDA. Accordingly, we ceased sales and marketing efforts in the U.S. for this platform pending FDA approval.

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
We believe that it is in the best interest of NIMS and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest® line of acceleration therapeutic platforms. These devices are being marketed and sold by NIMS in the US, Canada, the UK, Europe, India and Latin America, and by Sing Lin in certain Far East markets. In January 2009, NIMS received FDA approval to market the Exer-Rest® in the United States as a Class I Exempt medical device, and we commenced sales and deliveries of Exer-Rest® units in the US in February 2009.
The development of the Exer-Rest® has necessitated additional expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2010 fiscal year as we expand marketing activities, primarily in the US. If we are unsuccessful in achieving significant revenues from these efforts, we will likely need to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to raise such additional capital, if required, we may not be able to continue operations.
Products
Exer-Rest® Therapeutic Platforms. The Exer-Rest® AT therapeutic platform is based upon the design and concept of our original AT-101 therapeutic platform, but has the dimensions and appearance of a commercial extra long twin bed, is more efficient, less costly and priced lower. QTM Incorporated (“QTM”), an FDA registered manufacturer (Oldsmar, FL) manufactured the device, which was built in accordance with ISO and FDA Good Manufacturing Practices. Sales of the Exer-Rest ® AT began overseas in October 2007. The Exer-Rest® SL and Exer-Rest® TL, which are being manufactured by Sing Lin, further advance the acceleration therapeutic platform technology. The SL and TL models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the WBPA experience. Overseas deliveries of Exer-Rest® SL and Exer-Rest® TL platforms began in October 2008, and US deliveries of these models began in February 2009. The Somno-Ease™, a variation of the Exer-Rest® currently in development, is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living. The Exer-Rest® Plus, which is also in development, will combine the features of both the Exer-Rest® and Somno-Ease™.
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

Results of Operations
The newest Exer-Rest® SL and TL platforms, which have been developed under our agreement with Sing Lin, became available for sale overseas in October 2008 and in the U.S. in February 2009. We expect to increase our sales activity throughout fiscal 2010 in North America by enhancing our visibility with the addition of dedicated sales personnel and focused advertising and marketing campaigns. We expect to increase our sales activity in international markets through the enlistment of local distributors.
Three and Six months ended January 31, 2010 Compared to Three and Six months Ended January 31, 2009
Revenue. Total revenue for the three months ended January 31, 2010 was of $199,000, as compared to $211,000 for the three months ended January 31, 2009. The $12,000 decrease was due to a $48,000 decrease in royalty revenue in the 2010 period, partially offset by a $37,000 increase in product sale revenue. Total revenues increased from $281,000 for the six months ended January 31, 2009 to $396,000 for the six months ended January 31, 2010. This $115,000 increase was primarily the result of an $186,000 increase in product sales offset by a $69,000 decrease in royalties.
Exer-Rest® platform unit sales during the three and six months ended January 31, 2010 increased approximately 108% and 225%, respectively, over the three and six months ended January 31, 2009. These increases in product sales were primarily attributable to the delivery of Exer-Rest® SL models to overseas distributors and the delivery of Exer-Rest® SL and TL models to individual customers in the US.
Combined royalty revenue from VivoMetrics and SensorMedics was $45,000 and $87,000 for the three and six months ended January 31, 2010, respectively and was $93,000 and $156,000 for the three and six months ended January 31, 2009, respectively. The $48,000 and $69,000 respective decreases for the three and six month periods are primarily attributable to the loss of royalty revenue from VivoMetrics due to their cessation of operations. We do not expect any future royalties from VivoMetrics and expect fiscal 2010 royalty revenue to be significantly below fiscal 2009.
Cost of Sales. Cost of sales for the three and six months ended January 31, 2010 was $83,000 and $150,000, respectively, as compared to $56,000 and $61,000, respectively, for the three and six months ended January 31, 2009. These $27,000 and $89,000 respective increases were primarily the result of the increased number of units sold in the 2010 fiscal periods.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses increased to $453,000 and $989,000, respectively, for the three and six months ended January 31, 2010, from $439,000 and $944,000, respectively, for the three and six months ended January 31, 2009. These $14,000 and $45,000 respective increases were primarily attributable to increases in payroll, advertising, rent and marketing and sales expenses, offset in part by reduced auditing fees, international travel and stock-based compensation expense. The increases in payroll and rent expense were primarily attributable to the February 2009 establishment and staffing of our Hialeah, Florida warehouse and the March 2009 establishment and staffing of our Toronto demonstration center. SG&A costs and expenses include stock based compensation expense, which totaled $53,000 for the six months ended January 31, 2010, as compared to $105,000 for the six months ended January 31, 2009. The decrease in stock-based compensation was primarily due to a decrease in the number of stock options granted during the first six months of fiscal 2010. We expect SG&A costs and expenses to increase throughout the 2010 fiscal year as we add administrative and sales and marketing personnel and expand our other sales and marketing programs, offset in part by savings realized from the closing of the Toronto demonstration center.
Research and development costs and expenses. Research and development costs and expenses decreased $23,000 from $38,000 for the three months ended January 31, 2009 to $15,000 for the three months ended January 31, 2010. Research and development costs and expenses decreased $35,000 from $91,000 for the six months ended January 31, 2009 to $55,000 for the six months ended January 31, 2010. The higher costs and expenses in the 2009 fiscal periods were primarily related to costs incurred in pursuit of FDA clearance to market the Exer-Rest® in the US, which clearances were granted in January and June 2009.
Total operating costs and expenses. Total operating costs and expenses increased $18,000 from $533,000 for the three months ended January 31, 2009 to $551,000 for the three months ended January 31, 2010. Total operating costs and expenses increased $98,000 from $1.1 million for the six months ended January 31, 2009 to $1.2 million for the six months ended January 31, 2010. These increases were primarily attributable to the increases in cost of sales and SG&A costs and expenses related to higher sales volume, offset in part by lower research and development costs and expenses as described above.
Interest income (expense), net. Net interest expense was negligible in the three and six month periods ended January 31, 2010, as compared to $3,000 and $8,000 for the three and six months ended January 31, 2009, respectively. The net interest expense in the 2009 periods was related to balances outstanding under the Note and Security Agreement described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Other (expense) income, net. Net other expense was $10,000 for the three months ended January 31, 2010, resulting from a $7,000 foreign currency exchange loss on accounts payable held by our foreign subsidiary denominated in US Dollars, and a $3,000 loss on the disposal of leasehold improvements from the closing of the Toronto demonstration center. Net other income was $1,000 for the six months ended January 31, 2010, resulting from a $4,000 foreign currency exchange gain on our foreign subsidiary’s US Dollar payables, offset in part by the $3,000 loss on the disposal of leasehold improvements described above. Net other income and expense were negligible during the three and six months ended January 31, 2009.
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities. At January 31, 2010, we had cash of approximately $171,000 and working capital of approximately $1.1 million. If we are not able to generate significant additional revenue, we will be required to obtain additional external financing to continue operations beyond the first quarter of the 2010 calendar year. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic turmoil in the Global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.
Net cash used in operating activities was $683,000 and $881,000 for six months ended January 31, 2010 and 2009, respectively. Reduced payments to Sing Lin for inventory purchases were offset by increased use of cash for accounts receivable and other working capital items.
No cash was used in investing activities during the six months ended January 31, 2010, as compared to $171,000 used in the six months ended January 31, 2009. The $171,000 used in the six months ended January 31, 2009 consisted of payments to Sing Lin for production tooling to be used in the manufacture of Exer-Rest® platforms.
Net cash used by financing activities was $33,000 for the six months ended January 31, 2010, primarily for the repayment of notes financing insurance premiums. Net cash provided by financing activities was $2.8 million for the six months ended January 31, 2009, primarily from the $2.8 million proceeds from the December 2008 and January 2009 issuances of Series D Preferred Stock described in Note 7 to the accompanying unaudited condensed consolidated financial statements.
Under the agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery. Through January 31, 2010, we have paid Sing Lin $1.6 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $62,000 upon taking delivery of the units currently in production. We began taking delivery of units from Sing Lin in October 2008 and we expect such deliveries to continue periodically throughout the 2010 fiscal year. As of March 10, 2010, we had not placed orders sufficient to satisfy our first-year purchase commitment under the Agreement. Our discussions with Sing Lin are ongoing, and we expect our commitments under the Agreement to be modified to reflect current market conditions. However, there can be no assurance that the Agreement will be modified on terms acceptable to us or at all, or that Sing Lin will not attempt to enforce its rights under the Agreement.
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
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses in the amount of $362,000 and $325,000, respectively, for the three months ended January 31, 2010 and 2009, and $797,000 and $823,000 for the six months ended January 31, 2010 and 2009, respectively. In addition, the Company has an accumulated deficit of $20.6 million as of January 31, 2010, and has substantial purchase commitments at January 31, 2010 (see Note 10 to the accompanying unaudited condensed consolidated financial statements). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company issued 7,787 shares of its common stock to an option holder upon the cashless exercise of 13,333 options on January 7, 2010, and issued an additional 16,408 shares of its common stock to additional option holders upon the cashless exercise of 26,666 options on January 23, 2010. On January 13, 2009, the Company issued 13,333 shares of its common stock upon exercise of options by a former director of the Company at an exercise price of $0.15 per share for total consideration of $2,000. The proceeds will be used for general working capital purposes. The Company issued the above-described Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. The securities described above were issued to accredited investors. The exercised options restrict transfer of Common Stock acquired upon exercise thereof unless an applicable exemption exists under the securities laws, and a legend was placed on the stock certificates representing the Common Stock issued upon exercise to the effect that the shares were not registered and absent registration could only be transferred with an appropriate exemption.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submissions of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on January 19, 2010, our shareholders voted on two matters set forth in our Definitive Proxy Statement on Schedule 14A as filed with the SEC on November 30, 2009. The first matter was the election of Directors, and each of our Director nominees was re-elected. The number of votes cast for or withheld, with respect to each of the nominees, were as follows:

Nominee	For	Withheld

Jane H. Hsiao, Ph.D., MBA	35,275,814	293,415
Marvin A. Sackner, M.D.	35,479,435	89,794
Taffy Gould	35,479,435	89,794
Morton J. Robinson, M.D.	35,479,285	89,944
Steven D. Rubin	35,473,564	95,665
Subbarao V. Uppaluri, Ph.D.	35,473,564	95,665
The second proposal was to amend our Articles of Incorporation to eliminate the classified board structure and to provide that the number of directors may be set by the Board of Directors to between one and eight directors. The proposal to amend our Articles of Incorporation was approved by our shareholders with a vote of 53,350,406 votes for the proposal and 270,419 votes against the proposal, with 7,479 shares abstaining.
No other matters were submitted to a vote of our shareholders at the Annual Meeting.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2008 and incorporated by reference herein.

3.2	Articles of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008 and incorporated by reference herein.

3.3	Articles of Amendment to Articles of Incorporation.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2010	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: March 16, 2010	By:	/s/ Adam S. Jackson
Adam S. Jackson, Chief Financial Officer