Form 10-Q
period 2010-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2010-06-14
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
68,738,165 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 10, 2010.

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30, 2010	July 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$149	$886
Royalties and other receivables, net	228	60
Inventories, net	852	911
Advances to contract manufacturer	90	144
Prepaid expenses, deposits, and other current assets	73	75

Total current assets	1,392	2,076

Tooling and equipment, net	371	460

Total assets	$1,763	$2,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable — related party	$300	$—
Notes payable — other	54	34
Accounts payable and accrued expenses	268	242
Customer deposits	—	9

Total current liabilities	622	285

Total liabilities	$622	$285

Commitments (Note 10)	—	—

Shareholders’ equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,828 and 2,891 shares issued and outstanding, respectively; liquidation preference $4,242	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,738,165 and 68,385,637 shares issued and outstanding, respectively	687	684
Additional paid-in-capital	21,396	21,327
Accumulated deficit	(20,964)	(19,803)
Accumulated other comprehensive loss	(43)	(22)

Total shareholders’ equity	1,141	2,251

Total liabilities and shareholders’ equity	$1,763	$2,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS — Unaudited
(In thousands, except per share amounts)

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
Revenues
Product sales, net	$86	$149	$394	$271
Royalties	33	20	120	177
Research, consulting and warranty	—	—	—	2

Total revenues	119	169	514	450

Operating costs and expenses

Cost of sales	23	57	173	118
Selling, general and administrative	484	494	1,473	1,438
Research and development	31	77	86	168

Total operating costs and expenses	538	628	1,732	1,724

Operating loss	(419)	(459)	(1,218)	(1,274)

Interest expense, net	(3)	—	(2)	(8)
Other income (expense), net	58	(9)	59	(9)

Net loss	$(364)	$(468)	$(1,161)	$(1,291)

Other comprehensive (loss) income Currency translation adjustment	(21)	6	(21)	6

Comprehensive net loss	$(385)	$(462)	$(1,182)	$(1,285)

Loss per common share:
Net loss	$(364)	$(468)	$(1,161)	$(1,291)
Deemed dividend on Series D Preferred Stock	—	—	—	1,078

Net loss attributable to common shareholders	$(364)	$(468)	$(1,161)	$(2,369)

Weighted average number of common shares outstanding — Basic and diluted	68,473	68,061	68,416	68,047

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — Unaudited
For the nine months ended April 30, 2010
(Dollars in Thousands)

												Accumu-
												lated Other
	Preferred Stock									Additional	Accum-	Compre-
	Series B			Series C		Series D		Common Stock		Paid-in-	ulated	hensive
	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2009	100		$—	62,048	$62	2,891	$3	68,385,637	$684	$21,327	$(19,803)	$(22)	$2,251

Common stock issued for cash on exercise of options and warrants	—		—	—	—	—	—	13,333	—	1	—	—	1
Cashless Exercise of 39,999 options		—	—	—	—	—	—	24,195	—		—	—	—
Conversion of Series D Preferred Stock into Common Stock	—		—	—	—	(63)	—	315,000	3	(3)	—	—	—
Stock-based compensation	—		—	—	—	—	—	—	—	71	—	—	71
Currency translation adjustment	—		—	—	—	—	—	—	—	—	—	(21)	(21)
Net loss	—		—	—	—	—	—	—	—	—	(1,161)	—	(1,161)

Balance at April 30, 2010	100		$—	62,048	$62	2,828	$3	68,738,165	$687	$21,396	$(20,964)	$(43)	$1,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(Dollars in thousands)
Nine months ended April 30, 2010 and 2009

	2010	2009
Operating activities
Net loss	$(1,161)	$(1,291)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty income	—	(2)
Depreciation and amortization	93	74
Stock-based compensation expense	71	146
Loss on disposal of assets	3	9
Foreign currency transaction gain	(62)	—

Changes in operating assets and liabilities
Accounts and royalties receivable, net	(166)	(32)
Inventories, net	106	(579)
Advances to contract manufacturer	54	357
Prepaid expenses, deposits and other current assets	3	(66)
Accounts payable and accrued expenses	13	(24)
Customer deposits	(9)	9

Net cash used in operating activities	(1,055)	(1,399)

Investing activities
Fixed asset purchases	—	(227)

Net cash used in investing activities	—	(227)

Financing activities
Net proceeds from issuance of common stock and exercise of options	1	2
Net proceeds from issuance of Series D Preferred Stock	—	2,837
Proceeds from issuance of notes payable	370	363
Repayments of notes payable	(50)	(326)

Net cash provided by financing activities	321	2,876

Effect of exchange rate changes on cash	(3)	1

Net (decrease) increase in cash	(737)	1,251
Cash, beginning of period	886	86

Cash, end of period	$149	$1,337

Supplemental disclosure
Cash paid for interest	$—	$8

Supplemental schedule of non-cash activities
Reversal of accrual for tooling development in progress	$—	$142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2010
The condensed consolidated balance sheet as of July 31, 2009, which has been derived from audited financial statements, and the unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2010, and results of operations and cash flows for the interim periods ended April 30, 2010 and 2009. The results of operations for the three and nine months ended April 30, 2010 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2009.
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
April 30, 2010
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
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying financial statements, the Company had net losses in the amount of $1.2 million and $1.3 million for the nine month periods ended April 30, 2010 and 2009, respectively, and has experienced cash outflows from operating activities. As of April 30, 2010, the Company has an accumulated deficit of $21.0 million, outstanding notes payable of $354,000 and has substantial purchase commitments (see Notes 6 and 10). As of April 30, 2010, the Company had cash of approximately $149,000 and working capital of approximately $770,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
Although the Company has commenced sales of the Exer-Rest® in the United States, has raised approximately $2.8 million from the sales of its Series D Preferred Stock in December 2008 and January 2009 (see Note 7), and has access to a $1.0 million credit facility with two of its significant shareholders, the Company will need to generate additional funds during the next 12 months to continue operations. Absent significant increases in product sales, additional debt or equity financing will be required for the Company to continue its business activities beyond December 31, 2010. It is management’s intention to obtain additional capital as needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
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
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such items include input variables relating to valuation of stock-based compensation and other financial instruments. Actual results could differ from these estimates.
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At April 30, 2010 and July 31, 2009, the Company had approximately $108,000 and $821,000, respectively, on deposit in such sweep accounts.
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
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at April 30, 2010 and July 31, 2009 primarily consist of finished Exer-Rest® units and purchased sub-assemblies to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2010
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
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $7,000 and $61,000, respectively, for the three and nine months ended April 30, 2010. Advertising and promotional costs and expenses totaled $5,000 and $10,000, respectively, for the three and nine months ended April 30, 2009.
Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.
Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the nine months ended April 30, 2010 and 2009, and management estimates that the Company’s accrued warranty expense at January 31, 2010 will be sufficient to offset claims made for units under warranty.
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
Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2010 and July 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments such as cash, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.
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
April 30, 2010
Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.
3. INVENTORIES
The Company’s inventory consisted of the following at April 30, 2010 and July 31, 2009 (in thousands):

	April 30, 2010	July 31, 2009
Work-in-progress, including sub-assemblies and spare parts	$11	$11
Finished goods	841	900

Total inventories	$852	$911

The inventory balances above are net of a $55,000 valuation adjustment to work-in-progress and a $58,000 valuation adjustment to finished goods.
4. STOCK-BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $18,000 and $71,000, respectively, for the three and nine months ended April 30, 2010, and $41,000 and $146,000 respectively, for the three and nine months ended April 30, 2009. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.
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
The Company granted 355,000 stock options during the nine months ended April 30, 2010 and granted 340,000 stock options during the nine months ended April 30, 2009. The weighted average grant date fair value of the options granted during the nine months ended April 30, 2010 and 2009 was $0.34 and $0.25 per share, respectively. The fair values of options granted are estimated as of the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the nine months ended April 30, 2010 and 2009 was estimated using the following assumptions:

	Nine months ended	Nine months ended
	April 30, 2010	April 30, 2009
Expected volatility	112.21-116.86%	91.63-110.18%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.93%-2.51%	1.50%-2.83%
Expected life	4.0-5.5 years	4.0-5.5 years
Forfeiture rate	2.50%	0.00%-2.50%

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2010
A summary of the Company’s stock option activity for the nine months ended April 30, 2010 is as follows:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (years)	Value
Options outstanding, July 31, 2009	2,350,164	$0.56

Options granted	355,000	$0.43

Options exercised	(53,332)	$0.15

Options forfeited or expired	(106,000)	$0.50

Options outstanding, April 30, 2010	2,545,832	$0.56	3.18	$65,733

Options expected to vest, April 30, 2010	2,509,834	$0.56	3.14	$64,945

Options exercisable, April 30, 2010	2,038,332	$0.59	2.37	$55,533

Of the 2,545,832 options outstanding at April 30, 2010, 1,500,000 were issued under the 2000 Plan and 1,045,832 were issued outside of shareholder approved plans. All of the options exercised and expired during the three and nine month periods ended April 30, 2010 and 2009 were originally granted outside of shareholder approved plans. The 106,000 options forfeited during the three and nine month periods ended April 30, 2010 were originally granted under the 2000 Plan.
As of April 30, 2010, there was $133,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 2.07 years.
5. ROYALTIES
The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics.
Royalty income from these licenses amounted to $33,000 and $120,000, respectively, for the three and nine months ended April 30, 2010, and $20,000 and $177,000, respectively, for the three and nine months ended April 30 2009. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. All of the Company’s royalty income for the three and nine months ended April 30, 2010 was from SensorMedics. Royalties from VivoMetrics amounted to $(8,000) and $42,000, respectively, for the three and nine months ended April 30, 2009, while royalties from SensorMedics amounted to $28,000 and $135,000, respectively, for the three and nine months ended April 30, 2009. The $8,000 reduction of royalties from VivoMetrics in the three months ended April 30, 2009 primarily resulted from revisions to previously reported royalty obligations reported by VivoMetrics during the period. VivoMetrics has not made a royalty payment since July 2009, and aggregate royalties receivable at April 30, 2010 of $12,000 are net of a $10,000 allowance for doubtful accounts to reserve all outstanding receivables from VivoMetrics.
6. NOTES PAYABLE
The $54,000 notes payable balance at April 30, 2010 relates to the third-party financing of certain of the Company’s insurance policies. These notes are self-amortizing installment loans maturing in November and December 2010 bearing interest at 8.49% and 7.69%, respectively.
2008 Revolver. On August 28, 2008, the Company entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted the Company a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of the Company’s personal property. The Lenders included a holder of more than 10% of the outstanding Common Stock, a director and executive officer of the Company who also holds more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman. The Company was permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”). The interest rate payable on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an Event of Default. All amounts owing under the Revolver were required to be repaid by the Maturity Date, and amounts outstanding were prepayable at any time. On August 29, 2008, the Company drew down $300,000 under the Revolver. The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008. All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008, as described in Note 7 below.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2010
2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement (the “Credit Facility Agreement”) with two of the Lenders (the “2010 Lenders”), pursuant to which the 2010 Lenders granted the Company a revolving credit line (the “Credit Facility”) in the aggregate amount of $1.0 million, secured by all of the Company’s personal property. The 2010 Lenders include a holder of more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until March 31, 2011 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an Event of Default. All amounts owing under the Credit Facility are required to be repaid by the Maturity Date, and amounts outstanding are prepayable at any time. On March 31, 2010, the Company drew down $300,000 under the Credit Facility.
7. SHAREHOLDERS’ EQUITY
The Company received $1,000 from existing option holders during the nine months ended April 30, 2010 for the exercise of options to purchase 13,333 shares of Common Stock, and 24,195 shares were issued to other existing option holders upon the cashless exercise of 39,999 options. During the nine months ended April 30, 2009, the Company received $2,000 from existing option holders for the exercise of options to purchase 13,333 shares of Common Stock, and 8,239 shares were issued to other existing option holders upon the cashless exercise of 13,333 options.
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
April 30, 2010
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
The Company issued 315,000 shares of Common Stock during the nine months ended April 30, 2010 upon the conversion of an aggregate of 63 shares of Series D Preferred Stock pursuant to the terms described above.
8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2010 and 2009, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2010	April 30, 2009
Stock options	2,545,832	2,350,164
Stock warrants	—	325,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	14,140,000	14,455,000

Total	18,237,032	18,681,364

9. RELATED PARTY TRANSACTIONS
The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 and $40,000, respectively, in the three and nine months ended April 30, 2010, and approximately $14,000 and $36,000, respectively, in the three and nine months ended April 30, 2009.
The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. In the three and nine months ended April 30, 2010, the Company recorded approximately $15,000 and $39,000, respectively of rent expense related to the Hialeah warehouse. In the three and nine months ended April 30, 2009, the Company recorded $9,000 and $9,000, respectively of rent expense related to the Hialeah warehouse.
As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $300,000 and $0 for the nine months ended April 30, 2010 and 2009, respectively, and $300,000 was outstanding as of April 30, 2010. The Company recognized interest expense related to the Credit Facility of approximately $3,000 for the three months ended April 30, 2010.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2010
Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Cardo Medical, Inc. (“Cardo”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Cardo. The Company recorded selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $14,000 and $33,000, respectively, for the three and nine months ended April 30, 2010, and $10,000 and $22,000, respectively, for the three and nine months ended April 30, 2009. Accounts payable to SafeStitch related to these arrangements totaled approximately $4,000 and $3,000, respectively, at April 30, 2010 and July 31, 2009.
Dr. Frost and Dr. Marvin Sackner, the Company’s President, Chief Executive Officer and a director, each serves as a director of Continucare Corporation (“Continucare”), a publicly-traded provider of outpatient healthcare services. The Company markets its products to Continucare and other healthcare service providers in the normal course of business. During the three and nine months ended April 30, 2010, the Company recorded product sales revenues to Continucare of approximately $22,000. These related party sales were approved by the Company’s Audit Committee. As of April 30, 2010, accounts receivable from Continucare totaled approximately $22,000.
During 2008 and until August 2009, Dr. Hsiao served as a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of April 30, 2010 and July 31, 2009, the Company had approximately $133,000 and $846,000, respectively, on deposit with Great Eastern Bank of Florida. Approximately $108,000 and $821,000 of these balances were collateralized by repurchase contracts for US Government securities at April 30, 2010 and July 31, 2009, respectively.
10. COMMITMENTS
Leases.
The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The current rental payments under the Miami office lease are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company signed a three year lease for warehouse space in Hialeah, Florida commencing February 1, 2009. The current rental payments under this warehouse lease are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. The Company signed a three year lease for retail space in Toronto, Canada to create a product demonstration center, commencing March 1, 2009. In February 2010, the Company terminated the Toronto lease effective March 31, 2010, and recorded the related $7,000 termination charge to Selling, General and Administrative costs and expenses during the nine months ended April 30, 2010 in the accompanying unaudited condensed consolidated financial statements. The Company has no further obligation with regard to the Toronto facility.
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
April 30, 2010
Under the Agreement, the Company also grants Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.
The Company has committed to purchase approximately $2.6 million of Exer-Rest® and Somno-Ease™ units within one year of the September 2008 acceptance of the final product. Additionally, the Company has agreed to purchase $4.1 million and $8.8 million of Exer-Rest®, Exer-Rest® Plus and Somno-Ease™ products in the second and third years following such acceptance, respectively. These purchase commitment amounts are based upon estimated per product costs at the time the Sing Lin Agreement was executed multiplied by volume commitments. Through April 30, 2010, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 is included in advances to contract manufacturer in the accompanying unaudited condensed consolidated financial statements. As of April 30, 2010, aggregate future purchase commitments under the Agreement totaled approximately $13.9 million. As of June 10, 2010, the Company had not placed orders sufficient to satisfy its commitment to purchase a minimum number of units in the first year after acceptance of the final product. Sing Lin has made demands that the Company comply with the minimum purchase requirements under the Sing Lin Agreement. The Company is exploring its options under the Sing Lin Agreement and continues to discuss with Sing Lin various scenarios to resolve the matter. There can be no assurance that the Sing Lin Agreement will be modified on terms acceptable to the Company or at all, or that Sing Lin will not attempt to enforce its rights under the Agreement, or pursue all other available remedies
11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, office equipment and computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at April 30, 2010 and July 31, 2009 (in thousands):

	Estimated
	Useful Life	April 30, 2010	July 31, 2009
Tooling and equipment	5 years	$471	$471
Furniture and fixtures, leasehold improvements, office equipment and computers	3 - 5 years	98	94
Website and software	3 years	26	26

		595	591
Less accumulated depreciation		(224)	(131)

Tooling and equipment, net		$371	$460

Depreciation expense was $93,000 and $74,000 during the nine months ended April 30, 2010 and 2009, respectively. Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years. Thirteen Exer-Rest® SL and TL demonstration units are included in furniture and fixtures at an aggregate cost of $40,000.
All patents and trademarks have been fully amortized since October 31, 2007.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2010
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
Subsequent Events — Effective August 1, 2009, the Company adopted authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements. In February 2010, the FASB issued additional guidance to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance. The FASB’s additional guidance also clarifies the intended scope of the reissuance disclosure provisions. The additional guidance was effective upon issuance and had no impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-looking Statements.
This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate and long-term need for additional financing; dependence on future sales of the Exer-Rest® and Somno-Ease™ motion platforms; current and future purchase commitments; the enforceability of any purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation; other factors described herein as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2009. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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
Products
Exer-Rest®Therapeutic Platforms. The Exer-Rest® AT therapeutic platform is based upon the design and concept of our original AT-101 therapeutic platform, but has the dimensions and appearance of a commercial extra long twin bed, is more efficient, less costly and priced lower. QTM Incorporated (“QTM”), an FDA registered manufacturer (Oldsmar, FL) manufactured the device, which was built in accordance with ISO and FDA Good Manufacturing Practices. Sales of the Exer-Rest ® AT began overseas in October 2007. The Exer-Rest® SL and Exer-Rest® TL, which are being manufactured by Sing Lin, further advance the acceleration therapeutic platform technology. The SL and TL models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the WBPA experience. Overseas deliveries of Exer-Rest® SL and Exer-Rest® TL platforms began in October 2008, and US deliveries of these models began in February 2009. The Somno-Ease™, a variation of the Exer-Rest® currently in development, is designed to aid patients with sleep disorders as well as provide feedback for slow rhythmic breathing exercises for the relief of stress associated with daily living. The Exer-Rest® Plus, which is also in development, will combine the features of both the Exer-Rest® and Somno-Ease™.
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
Three and Nine months ended April 30, 2010 Compared to Three and Nine months Ended April 30, 2009
Revenue. Total revenue for the three months ended April 30, 2010 was $119,000, as compared to $169,000 for the three months ended April 30, 2009. The $50,000 decrease was due to a $63,000 decrease in product sale revenue in the 2010 period, partially offset by a $13,000 increase in royalty revenue. Total revenues increased from $450,000 for the nine months ended April 30, 2009 to $514,000 for the nine months ended April 30, 2010. This $64,000 increase was primarily the result of an $123,000 increase in product sales offset by a $57,000 decrease in royalties.
Exer-Rest® platform unit sales during the three months ended April 30, 2010 decreased approximately 52% from the three months ended April 30, 2009. Unit deliveries in the three months ended April 30, 2009 included fulfillment of back orders upon receipt of FDA notification in February 2009 that the Exer-Rest® was not subject to the marketing restrictions under rule 510(k). Unit sales during the nine months ended April 30, 2010 increased approximately 68% over the nine months ended April 30, 2009, primarily due to nine full months of sales activity in the US, coupled with sales to Sing Lin for delivery in Asia.
Combined royalty revenue from VivoMetrics and SensorMedics was $33,000 and $120,000 for the three and nine months ended April 30, 2010, respectively and was $20,000 and $177,000 for the three and nine months ended April 30, 2009, respectively. The $13,000 increase during the three months ended April 30, 2010 was attributable to increased sales activity by SensorMedics. Net royalties from VivoMetrics in the three months ended April 30, 2009 were $(8,000) due to revisions to previously reported royalty obligations reported by VivoMetrics during the period. The $57,000 decrease for the nine months ended April 30, 2010 was primarily attributable to the loss of royalty revenue from VivoMetrics due to their cessation of operations. We do not expect any future royalties from VivoMetrics and expect fiscal 2010 royalty revenue to be significantly below fiscal 2009.
Cost of Sales. Cost of sales for the three months ended April 30, 2010 was $23,000, as compared to $57,000 for the three months ended April 30, 2009. This $34,000 decrease was directly attributable to the decrease in unit sales over the period. Cost of sales for the nine months ended April 30, 2010 was $173,000, as compared to $118,000 for the nine months ended April 30, 2009. This $55,000 increase was also directly attributable to the increase in unit sales over the nine month period.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $484,000 for the three months ended April 30, 2010, from $494,000, for the three months ended April 30, 2009. This $10,000 decrease was primarily due to lower stock-based compensation expense, offset in part by increases in payroll expenses. SG&A costs and expenses increased to approximately $1.5 million for the nine months ended April 30, 2010, from approximately $1.4 million for the nine months ended April 30, 2009. This $35,000 increase was primarily attributable to increases in payroll, advertising, rent and marketing and sales expenses, offset in part by reduced auditing fees, international travel and stock-based compensation expense. The increases in payroll and rent expense were primarily attributable to the February 2009 establishment and staffing of our Hialeah, Florida warehouse, the March 2009 establishment and staffing of our Toronto demonstration center and the January 2010 addition of sales and marketing personnel. SG&A costs and expenses include stock-based compensation expense, which totaled $71,000 for the nine months ended April 30, 2010, as compared to $146,000 for the nine months ended April 30, 2009. The decrease in stock-based compensation was primarily due to a decrease in the number of unvested stock options during the first nine months of fiscal 2010. We expect SG&A costs and expenses to increase throughout the 2010 fiscal year as we add administrative and sales and marketing personnel and expand our other sales and marketing programs, offset in part by savings realized from the closing of the Toronto demonstration center in January 2010.
Research and development costs and expenses. Research and development costs and expenses decreased $46,000 from $77,000 for the three months ended April 30, 2009 to $31,000 for the three months ended April 30, 2010. Research and development costs and expenses decreased $82,000 from $168,000 for the nine months ended April 30, 2009 to $86,000 for the nine months ended April 30, 2010. The higher costs and expenses in the 2009 fiscal periods were primarily related to costs incurred in pursuit of FDA clearance to market the Exer-Rest® in the US, which clearances were granted in January and June 2009.
Total operating costs and expenses. Total operating costs and expenses decreased $90,000 from $628,000 for the three months ended April 30, 2009 to $538,000 for the three months ended April 30, 2010 due to the factors cited above. Total operating costs and expenses for the nine months ended April 30, 2010 and 2009 remained constant at approximately $1.7 million.

Interest income (expense), net. Net interest expense was $3,000 and $2,000, respectively, in the three and nine month periods ended April 30, 2010, as compared to $0 and $8,000 for the three and nine months ended April 30, 2009, respectively. The net interest expense in the 2009 periods was related to balances outstanding under the Note and Security Agreement described in Note 6 to the accompanying unaudited condensed consolidated financial statements.
Other income (expense), net. Net other income for the three and nine months ended April 30, 2010, was $58,000 and $59,000, respectively. This income primarily resulted from approximately $62,000 of aggregate foreign currency exchange gains on accounts payable held by our foreign subsidiary denominated in US Dollars, offset in part by a $3,000 loss on the disposal of leasehold improvements from the closing of the Toronto demonstration center. Net other expense was $9,000 in each of the three and nine months ended April 30, 2009, which consisted of the loss recognized on the disposal of four Exer-Rest® AT units previously included in fixed assets as demonstration units.
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. At April 30, 2010, we had cash of approximately $149,000 and working capital of approximately $770,000. If we are not able to generate significant additional revenue, we will be required to obtain additional external financing to continue operations beyond the end of the 2010 calendar year. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic turmoil in the Global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.
Net cash used in operating activities was $1.1 million and $1.4 million for nine months ended April 30, 2010 and 2009, respectively. Increased use of cash to finance accounts receivable was offset by reduced payments to Sing Lin for inventory purchases and reductions in inventory levels.
No cash was used in investing activities during the nine months ended April 30, 2010. Of the $227,000 cash used for investing activities in the nine months ended April 30, 2009, $171,000 consisted of payments to Sing Lin for production tooling to be used in the manufacture of Exer-Rest® platforms.
Net cash provided by financing activities was $321,000 for the nine months ended April 30, 2010, primarily from advances under the Credit Facility and the financing of insurance premiums described in Note 6 to the accompanying unaudited condensed consolidated financial statements. Net cash provided by financing activities was $2.9 million for the nine months ended April 30, 2009, primarily from the $2.8 million proceeds from the December 2008 and January 2009 issuances of Series D Preferred Stock described in Note 7 to the accompanying unaudited condensed consolidated financial statements.
Under the agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest® and Somno-Ease™ units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the Sing Lin Agreement, the Company must pay a portion of the product purchase price at the time production orders are placed, with the balance due upon delivery. The Sing Lin Agreement can be terminated for any reason by either party with 90 days’ notice. Through April 30, 2010, we have paid Sing Lin $1.7 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $60,000 upon taking delivery of the units currently in production. We began taking delivery of units from Sing Lin in October 2008 and we expect such deliveries to continue periodically throughout the 2010 fiscal year. As of June 10, 2010, we had not placed orders sufficient to satisfy our first-year purchase commitment under the Agreement and Sing Lin has made demands that the Company comply with the minimum purchase requirements under the Sing Lin Agreement. The Company is exploring its options under the agreement and continues to discuss with Sing Lin various scenarios to resolve the matter. There can be no assurance that the Sing Lin Agreement will be modified on terms acceptable to us or at all, or that Sing Lin will not attempt to enforce its rights under the Sing Lin Agreement, or pursue all other available remedies.
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
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses in the amount of $364,000 and $468,000, respectively, for the three months ended April 30, 2010 and 2009, and $1.2 million and $1.3 million for the nine months ended April 30, 2010 and 2009, respectively. In addition, the Company has an accumulated deficit of $21.0 million as of April 30, 2010, and has substantial purchase commitments at April 30, 2010 (see Note 10 to the accompanying unaudited condensed consolidated financial statements). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2010	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: June 14, 2010	By:	/s/ Adam S. Jackson
Adam S. Jackson, Chief Financial Officer