Form 10-K
period 2010-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2010-10-29
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, $0.01 par value per share
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 31, 2010 was: $17.9 million
As of October 15, 2010 there were 68,903,165 shares of common stock, $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

Proxy Statement for the 2011 Annual Meeting of Shareholders	Part III of this Form 10-K

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding, among other things, our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results described in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•
We have a history of operating losses, we do not expect to become profitable in the near future and absent a significant increase in revenue or additional equity or debt financing, we may be unable to continue as a going concern.

•
We will likely require additional funding, which may not be available to us on acceptable terms, or at all. In addition, we may need to amend our Articles of Incorporation to increase our number of authorized shares of common stock.

•	We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.
•	We rely on third parties to manufacture and supply our products, and we presently have no agreement with any third party to manufacture and supply our products.
•
The current worldwide economic crisis and concurrent market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

•	Healthcare policy changes, including recent reforms to the U.S. healthcare system, may have a material adverse effect on us.
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

•	Failure to obtain regulatory approval outside the United States will prevent us from marketing our products abroad.
•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.
•	Our business is subject to economic, political, regulatory and other risks associated with international operations.
•	We do not anticipate paying dividends on our common stock in the foreseeable future.
•	Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our common stock may be adversely affected.
•	Our stock price has been volatile and there may not be an active, liquid trading market for our common stock.
•	Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.
•	Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.
* * * * *

PART I
Item 1. Business.
General
Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company,” “NIMS,” “we,” “us” or “our”) was incorporated under the laws of the State of Florida on July 16, 1980. The Company’s offices are located at 4400 Biscayne Boulevard, Miami, Florida, 33137 and its telephone number is (305) 575-4200. The Company’s primary business is the research, development, manufacturing and marketing of a line of motorized, non-invasive, whole body, periodic acceleration platforms, which are intended as aids to improve circulation and joint mobility, relieve minor aches and pains, relieve morning stiffness, relieve troubled sleep and as mechanical feedback devices for slow rhythmic breathing exercise for stress management. Our current products are derivatives of our original acceleration platform, the AT-101, (described below), and are intended for use in homes, wellness centers and clinics. In addition, we receive royalty revenue from the sales of non-invasive diagnostic monitoring devices and related software utilizing our intellectual property.
Company Overview
Prior to 2002, our primary business was the development of computer-assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for these ambulatory monitoring devices in 1999 to the SensorMedics Division of ViaSys (which is now a unit of CareFusion Corporation (“SensorMedics”)), and to privately-held VivoMetrics, Inc. (“VivoMetrics”), both of which are required to pay us royalties on sales of these products. We continue to receive royalties from SensorMedics; however, VivoMetrics ceased operations in July 2009, filed for Chapter 11 bankruptcy protection in October 2009 and has not paid royalties since July 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics will be assigned to another company; however, there can be no assurance as to the future amount of royalty revenue, if any, that we may derive from this license or from our existing license with SensorMedics.
In 2002, we began focusing on the research, development, manufacturing, marketing and sales of non-invasive, motorized, whole body periodic acceleration (“WBPA”) platforms. These therapeutic acceleration platforms are intended for use in homes, wellness centers and clinics as an aid to improve circulation and joint mobility, relieve minor aches and pains, relieve morning stiffness, relieve troubled sleep and as a mechanical feedback device for slow rhythmic breathing exercise for stress management. Our first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing of the AT-101 until we received clearance from the FDA to market the device following submission of a 510(k) application incorporating appropriate clinical trial data. Accordingly, we ceased our commercial sales and marketing of therapeutic platforms in 2005, but continued to receive royalty revenue from sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics.
In January 2005, we began development of a less costly and more efficient second generation version of the AT-101, the Exer-Rest® (now designated the Exer-Rest AT). In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., the world’s leading verification and certification body. ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices. In addition to our ISO certification, the Exer-Rest AT acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety-related conformity tests, including clinical assessment for safety and effectiveness. The CE0120 certification is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market, as well as in many other countries. Prior to obtaining FDA registration for the sale of our therapeutic acceleration platforms in the United States, we marketed and sold the Exer-Rest AT platforms in the United Kingdom, Canada, Europe, India and Latin America.

We entered into a product development and supply agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement, Sing Lin began manufacturing the third generation versions of our patented Exer-Rest motorized platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700). We filed a 510(k) premarket notification submission with the FDA in October 2008 for approval to market the Exer-Rest line of platforms in the United States. The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School. The submission supported Exer-Rest safety and efficacy for the intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains and to provide local muscle relaxation. The FDA informed us in January 2009 that the full Exer-Rest line of products would be registered as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission, at which time we commenced marketing the Exer-Rest in the U.S. In June 2009, the FDA notified us that the additional intended use of the Exer-Rest as an aid to reduce morning stiffness would be added to the Exer-Rest’s FDA registration. We currently market and sell our Exer-Rest devices in the US, Canada, UK, Europe, India and Latin America. Prior to the termination of our development and supply agreement with them, Sing Lin marketed and sold the Exer-Rest exclusively in certain Asian markets.
The development and commercialization of the Exer-Rest has necessitated substantial expenditures and commitments of capital, and we anticipate experiencing losses through the end of our 2011 fiscal year as we expect to expand sales in the US, Canada, the UK, Europe, India, Latin America and the Far East. We may be required to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to expand sales and/or raise capital, we will not be able to continue operations.
Market Opportunities
More than thirty peer reviewed scientific publications attest to the benefits of WBPA in animal and human research investigations. According to those studies, the application of this technology causes release of beneficial substances, such as nitric oxide, from the inner lining of blood vessels throughout the vasculature, which improves circulation and reduces inflammation. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits. We believe the market for our products is driven by, among other factors:
•	the aging population;
•	the increasing number of elderly persons reporting chronic ailments;
•	an increased awareness of the benefits of exercise, particularly as a form of prevention;
•	an increasing portion of the population that is incapable of performing traditional exercise;
•	the expanding body of research connecting the body’s production of nitric oxide with vasodilatation, reduction of inflammation and improved transmission of neural impulses; and
•	the expanding body of research linking WBPA to production of nitric oxide and related benefits.
Our products are designed for use by people who are unable or unwilling to exercise or for whom exercise is contraindicated. We market the Exer-Rest line of platforms for the intended uses of temporarily increasing local circulation, relieving minor aches and pains, providing local muscle relaxation and as an aid to reduce morning stiffness. These symptoms are frequently reported by individuals with chronic cardiovascular, neurological or musculoskeletal conditions, although we do not claim that the Exer-Rest is intended to treat these conditions.
Products
Whole Body Periodic Acceleration (“WBPA”) Therapeutic Devices
The original AT-101 is a comfortable gurney-styled device that moves a platform repetitively in a head-to-foot motion at a rapid pace. Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in the United States. QTM Incorporated (“QTM”), an FDA registered manufacturer located in Oldsmar, Florida, manufactured the device, which was built in accordance with ISO and current Good Manufacturing Practices. As discussed above, we ceased manufacturing and selling the AT-101 in the United States in January 2005 as we began development of the Exer-Rest AT. We continued selling our existing inventory of AT-101 devices overseas until the Exer-Rest AT became available in October 2007, at which time we discontinued marketing of the AT-101.

The Exer-Rest AT is based upon the design and concept of the AT-101, but has the dimensions and appearance of a commercial extra long twin bed. The Exer-Rest AT, which was also manufactured by QTM until we stopped production in July 2009, weighs about half as much as the AT-101, has a much more efficient and less costly drive mechanism, has a much lower selling price than the AT-101 and is designed such that the user can utilize and operate it without assistance. The wired hand held controller provides digital values for speed, travel and time rather than analog values for speed and arbitrary force values as in the AT-101. Sales of the Exer-Rest AT began outside the US in October 2007 and in the US in February 2009. We discontinued manufacturing of the Exer-Rest AT in July 2009, and we expect to utilize our remaining inventory of these units primarily for research purposes.
The Exer-Rest AT3800 and Exer-Rest AT4700, which were manufactured for us by Sing Lin prior to the termination of our agreement with them, are next generation versions of the Exer-Rest AT and further advance the acceleration therapeutic platform technology. The AT3800 (38” wide) and AT4700 (47” wide) models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the WBPA experience. Sales of the Exer-Rest AT3800 and Exer-Rest AT4700 platforms began outside the US in October 2008, and US sales commenced in February 2009.
LifeShirt®
The LifeShirt is a patented Wearable Physiological Computer that incorporates transducers, electrodes and sensors into a sleeveless garment. These sensors transmit vital and physiological signs to a miniaturized, battery-powered, electronic module which saves the raw waveforms and digital data to the compact flash memory of a Personal Digital Assistant (“PDA”) attached to the LifeShirt. Users of the LifeShirt can enter symptoms (with intensity), mood, and medication information directly into the PDA for integration with the physiologic information collected by the LifeShirt garment. The flash memory can then be removed from the LifeShirt and the data uploaded and converted into minute-by-minute median trends of more than 30 physical and emotional signs of health and disease. Vital and physiological signs can therefore be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while resting, exercising, working or sleeping. The LifeShirt was sold exclusively by VivoMetrics, but has not been marketed since VivoMetrics ceased operations in July 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics will be assigned to another company; however, there can be no assurance as to the future amount of LifeShirt sales, if any, that may result from this license.
Intellectual Property
We currently hold five United States patents with respect to both overall design and specific features of our present and proposed products, with corresponding foreign patents issued or pending in multiple jurisdictions. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that we will have sufficient resources to enforce any proprietary protection afforded by our patents or that our technology will not infringe on patents held by others. We believe that in the event our patent protection is materially impaired, a material adverse effect on our present and proposed business could result. The following table lists our patents, along with their expiration dates (each of which is 20 years from the filing date):

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

With respect to our present and proposed product line, we have seven trademarks and trade names which are registered in the United States and in several foreign countries, including our principal trademark, “Exer-Rest”.
Research and Development
Our strategy is to develop a portfolio of non-invasive products through a combination of internal development and collaborations with external partners. We are also sponsoring or monitoring research investigating the effectiveness of WBPA in treating stroke, fibromyalgia, cystic fibrosis, delayed onset muscle soreness (DOMS), traumatic brain injury, angina, sickle cell disease, asthma, smoking cessation, myocardial infarction and sleep apnea. We are also investigating the expansion of our product line with other non-invasive periodic acceleration therapies.
Competition
We compete with several entities that market, sell or distribute therapeutic devices that are registered with FDA as powered exercise devices, or therapeutic vibrators. These include Power Plate of North America, Vibraflex and CERAGEM International, Inc., all of which are larger than us, have longer operating histories and have financial and personnel resources far greater than ours. We believe that we effectively compete with such competitors based upon the uniqueness of our products and their differentiation on the basis of intended uses and operation.
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

In the United States, a company generally can obtain permission to distribute a new device in two ways — through a Section 510(k) premarket notification application (“510(k) submission”), or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a device first marketed prior to May 1976 or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, FDA may require that a premarket notification not only be submitted, but also be accompanied by clinical data. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”) regulations for investigations performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes on average about 90 days, but it can take substantially longer if the agency has concerns, and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. Nor is there any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic PMA process described below.
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
Recently Enacted Health Care Reform Legislation
Congress recently passed health care reform legislation that President Obama signed into law in March 2010. The package signed into law by the President is considered by some to be the most dramatic change to the country’s health care system in decades.
The principal aim of the law as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law’s most far-reaching changes do not take effect until 2014, including a requirement that most Americans carry health insurance. The effect of these significant coverage expansions on the sales of the Company’s products is unknown and speculative at this point.

The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company’s products and product candidates.
The legislation as enacted also provides for increased enforcement of the fraud and abuse regulations discussed below.
Third-Party Payments, Especially payments by Medicare and Medicaid
A. Medicare Coverage
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
B. Reimbursement Levels
Even if Medicare and other third-party payor programs cover the procedures that use our devices, the level of reimbursement may not be sufficient for commercial success. The Medicare reimbursement levels for covered procedures are determined annually through two sets of rulemakings, one for outpatient departments of hospitals under the Outpatient Prospective Payment System (“OPPS”) and the other, for procedures in physicians’ offices under the Resource-Based Relative Value Scales (“RBRVS”) (the Medicare fee schedule). If the use of a device is covered by Medicare, a physician’s ability to bill a Medicare patient more than the Medicare allowable amount is significantly constrained by the rules limiting balance billing. For covered services in a physician’s office, Medicare normally pays 80% of the Medicare allowable amount and the beneficiary pays the remaining 20%, assuming that the beneficiary has met his or her annual Medicare deductible and is not also a Medicaid beneficiary. For services performed in an outpatient department of a hospital, the patient’s co-payment under Medicare may exceed 20%, depending on the service and depending on whether CMS has set the co-payment at greater than 20%. If a device is used as part of an in-patient procedure, the hospital where the procedure is performed is reimbursed under the Inpatient Prospective Payment System (“IPPS”). In general, IPPS provides a single payment to the hospital based on the diagnosis at discharge and devices are not separately reimbursed under IPPS.

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
Manufacturing
We have no commercial manufacturing facilities and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our manufacturing has been performed by Sing Lin, QTM and other FDA registered contract manufacturers. All of our contract manufacturers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs. We notified Sing Lin in June 2010 that we were terminating our manufacturing agreement with them, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier, or if we are not able to timely regain possession of our tooling, we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all. We estimate that our existing inventory of Exer-Rest products will be sufficient to meet demand through the end of the 2011 fiscal year.
Sales & Marketing
We have a limited number of dedicated sales and marketing personnel, and our Chief Operating Officer is presently leading our marketing efforts. Our marketing and sales efforts are currently focused on hospitals, cardiac rehabilitation clinics, physical therapy centers, senior living communities and other healthcare providers, as well as their patients, professional athletes and other individuals. In addition to direct sales efforts by our sales management personnel, our sales and distribution network consists of independent sales representatives and distributors. We intend to expand our distributor and independent sale representative networks in the US, Canada and abroad. There can be no assurance that we will be able to enter into additional distribution and representation agreements on terms acceptable to us or at all, or that our sales and distribution network will generate significant sales.

Employees
The Company currently employs six employees on a full-time basis. Four are engaged in general and administrative, marketing and distribution duties and two in research and development. In addition, certain of our administrative, accounting and legal functions are provided by employees of a related company on a part-time basis under a cost-sharing arrangement under which we reimburse such related company for those services. None of our employees are represented by a collective bargaining agreement, and we believe relations with our employees are good.
Our Executive Officers
Marvin A. Sackner, M.D. Dr. Sackner, 78, has served as a Director since he was first elected as our Chairman of the Board, Chief Executive Officer and Director in November 1989 and served as Chairman of the Board from November 1989 until October 2008. He served as CEO from 1989 until 2002 and from December 2007 to the present. Dr. Sackner co-founded Respitrace Corporation, a predecessor to the Company, in 1977 and was the Chairman of its Board from 1981 until October 1989. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973-1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. In 2007, he was awarded an Honorary Doctorate Degree for “outstanding work in the entire field of pulmonology and sleep disorders,” by the University of Zurich (Switzerland). Dr. Sackner holds 33 United States Patents and has written 223 scientific papers and four books. Dr. Sackner also serves as a director of Continucare Corporation, a publicly-traded provider of outpatient healthcare services.
Steven B. Mrha. Mr. Mrha, 45, was appointed Chief Operating Officer effective January 14, 2008. From 2005 to 2008, Mr. Mrha held the position of Vice President, Sales & Marketing for IVX Animal Health (“IVX”), a subsidiary of Teva Pharmaceuticals, Inc. From 1999 to 2005, Mr. Mrha held the same position with DVM Pharmaceuticals (“DVM”) until the 2005 merger of DVM and Phoenix Scientific which created IVX. From 1991 to 1999, Mr. Mrha held numerous positions at DVM, including Territory Manager, Regional Manager, Director of Corporate Training and Director of Marketing.
Adam S. Jackson. Mr. Jackson, 48, was appointed Chief Financial Officer on May 12, 2008. From 2006 to 2008, Mr. Jackson served as Senior Vice President, Finance for Levitt Corporation (“Levitt”), a New York Stock Exchange-traded real estate development company (now Woodbridge Holdings Corp.). From 2003 to 2006, Mr. Jackson served as Levitt’s Senior Vice President, Controller. From 2001 to 2003, Mr. Jackson served as Chief Financial Officer of Romika-USA, Inc., a privately-held consumer goods manufacturing and distribution company. Mr. Jackson has also served since March 2008 as the Chief Financial Officer of SafeStitch Medical, Inc., a publicly-held developmental-stage medical device company, and as Vice President, Finance of Aero Pharmaceuticals, Inc., a privately-held pharmaceutical distribution company.
Item 1A. Risk Factors.
Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on our future results of operations. If any of the following events actually occurs, our business, financial condition or results of operations could be materially harmed. In that case, the value of our common stock could decline substantially.
Risks Relating to Our Business.
We have a history of operating losses, we do not expect to become profitable in the near future and absent a significant increase in revenue or additional equity or debt financing, we may be unable to continue as a going concern.
Our consolidated financial statements for the years ended July 31, 2010 and 2009 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2010, 2009 and 2008 were $1.6 million, $1.8 million and $1.8 million, respectively. As of July 31, 2010, we had an accumulated deficit of $21.4 million. Our revenues from 2005 through 2008 were primarily derived from royalties on sales of diagnostic monitoring hardware and software licensed to two third parties (one of which is no longer operating) and from sales of parts and services related to acceleration therapeutics platforms used for research purposes. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon, among other things: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we may be unable to continue as a going concern, and you may lose all of your investment in us.

We will likely require additional funding, which may not be available to us on acceptable terms, or at all. In addition, we may need to amend our Articles of Incorporation to increase our number of authorized shares of common stock.
We will likely need to raise additional capital in order for us to continue as a going concern. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. In order to raise additional capital we may need to amend our Articles of Incorporation to increase our number of authorized shares of common stock, which would require shareholder approval. We cannot assure you that we could obtain such approval. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates or grant licenses on terms that may not be favorable to us.
We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.
The now-terminated product and supply agreement with Sing Lin contained obligations to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the product and supply agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2010, we paid Sing Lin $1.7 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $60,000 upon taking delivery of the units currently in production. As of July 31, 2010, we had not placed orders sufficient to satisfy the first-year or second-year minimum purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year purchase obligations under the agreement. There can be no assurance that Sing Lin will not attempt to enforce its rights under the product and supply agreement, or pursue other available remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations.
We rely on third parties to manufacture and supply our products, and we presently have no agreement with any third party to manufacture and supply our products.
We do not own or operate manufacturing facilities for clinical or commercial production of our products. We have no experience in medical device manufacturing, and we lack the resources and the capability to manufacture any of our products on a commercial scale. We expect to depend on third-party contract manufacturers for the foreseeable future. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer before it can begin manufacturing our product. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.
We entered into an agreement with Sing Lin to, among other things, manufacture all of our acceleration therapeutic platforms. We notified Sing Lin in June 2010 that we were terminating the agreement, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier, or if we are not able to timely regain possession of our tooling, we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all, which would have a material adverse effect on our business, liquidity and results of operations.

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
Additionally, we have funded our operations to date primarily through private sales of our common stock and preferred stock and through borrowings under credit facilities available to us from stockholders and other individuals. The current economic turmoil and instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional shares of our stock and/or borrow cash. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all, which may materially adversely affect our ability to continue our operations.
Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on us.
Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Congress recently passed health care reform legislation that President Obama signed into law in March 2010. The package signed into law by the President is considered by some to be the most dramatic change to the country’s health care system in decades.
The principal aim of the law as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The law’s most far-reaching changes do not take effect until 2014, including a requirement that most Americans carry health insurance. The effect of these significant coverage expansions on the sales of the Company’s products is unknown and speculative at this point.
The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company’s products and product candidates.
In addition to the new legislation discussed above, various healthcare reform proposals have also emerged at the state level. We cannot predict what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any such future legislation or regulation will have on us. In addition to the taxes imposed by the new federal legislation, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and materially adversely affect our business, financial condition and results of operations.
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
The life sciences industry is highly competitive, and we face significant competition from many medical device companies that are researching and marketing products designed to address the same ailments we are endeavoring to address. The medical devices that we have developed or are developing will compete with other medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other medical devices and therapies. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. If our competitors market products that are more effective, safer, easier to use or less expensive than our products, or that reach the market sooner than our products, we may not achieve commercial success. In addition, the medical device industry is characterized by rapid technological change. It may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, then we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or products obsolete or less competitive. Any of the foregoing may have a material adverse effect on our business, liquidity and results of operations.
If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.
We currently hold five United States patents with respect to overall design and specific features of our present and proposed products and have submitted applications with respect to four foreign patents. The issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, unenforceable or circumvented. Moreover, the United States Patent and Trademark Office (the “USPTO”) may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
Our pending patent applications may not result in issued patents. The patent position of medical device companies, including us, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in medical device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.
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
Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import products or impair our competitive position. In addition, to the extent that a third party develops new technology that covers our products, we may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms, if at all. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third party patent or circumvent the third party patent, which would be costly and would require significant time and attention of our management. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition and results of operations.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts any of which could materially adversely affect our liquidity, business prospects and results of operations.
Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.
If any parties successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.
Failure to obtain regulatory approval outside the United States will prevent us from marketing our products abroad.
We intend to market certain of our products and product candidates in non-U.S. markets. In order to market our existing and future products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.
Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.
We have obtained approval to market certain of our products in one or more non-U.S. jurisdictions, which subjects us to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available products. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Our business is subject to economic, political, regulatory and other risks associated with international operations.
Our business is subject to risks associated with conducting business internationally, in part due to some of our suppliers historically being located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:
•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. regulations and customs;
•	changes in non-U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws; and
•	difficulties associated with staffing and managing foreign operations, including differing labor relations.
Risks Relating to Our Stock.
We do not anticipate paying dividends on our common stock in the foreseeable future.
We have not declared and paid cash dividends on our common stock in the past and we do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases and you sell your shares.
Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
Our common stock, which trades only on the OTCBB, is a “penny stock” since, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, and it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.
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
Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.22 and $0.49 for the 52-week period ended September 30, 2010. Factors that have a significant impact on the price of our common stock, in addition to the other issues described in this report, include results of or delays in our pre-clinical and clinical studies, announcements of technological innovations or new commercial products by us or others, developments in patents and other proprietary rights by us or others, future sales of our common stock by existing shareholders, regulatory developments or changes in regulatory guidance, the departure of our officers, directors or key employees, and period-to-period fluctuations in our financial results. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB.

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
Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.
In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 101,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 15, 2010, there were outstanding: a) 68,903,165 shares of our common stock, b) 100 shares of our Series B preferred stock, c) 62,048 shares of our Series C preferred stock, each currently convertible into 25 shares of our common stock and d) 2,795 shares of our Series D preferred stock, each currently convertible into 5,000 shares of our common stock. Also as of October 15, 2010, there were outstanding options to purchase 2,505,832 shares of our common stock, and we have reserved 1,551,200 shares of our common stock for issuance upon conversion of our Series C preferred stock and 13,975,000 shares of our common stock for issuance upon conversion of our Series D preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTCBB.
Item 2. Properties.
Our principal corporate office is located at 4400 Biscayne Blvd., Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, one of our largest beneficial shareholders. We currently lease approximately 1,800 square feet under the lease agreement, which is for a five-year term that began on January 1, 2008.
We house our inventory in approximately 5,200 square feet of warehouse space in Hialeah, Florida leased from an entity controlled by Dr. Frost and Dr. Jane Hsiao, our Chairman.
Item 3. Legal Proceedings.
None.
Item 4. (Removed and Reserved).

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for common stock
Our common stock is quoted on the OTCBB under the symbol NIMU.OB. The table below sets forth, for the respective periods indicated, the high and low bid prices for the Company’s common stock as reported by the OTCBB. The following bid quotations represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
October 31, 2008	$0.61	$0.29
January 31, 2009	$0.46	$0.27
April 30, 2009	$0.40	$0.26
July 31, 2009	$0.40	$0.30
October 31, 2009	$0.46	$0.26
January 31, 2010	$0.43	$0.27
April 30, 2010	$0.43	$0.30
July 31, 2010	$0.36	$0.30
Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. At October 15, 2010, we had 1,506 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company. We believe that the actual number of beneficial shareholders is considerably higher.
Item 6. Selected Financial Data.
As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Overview
We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively from head to foot. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, Chief Executive Officer and a director. Over thirty peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. According to those studies, the application of this technology causes release of beneficial substances such as nitric oxide from the inner lining of blood vessels throughout the vasculature for improved circulation and the reduction of inflammation. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.
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
Results of Operations
In January 2005, we began developing the Exer-Rest line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the AT-101. The Exer-Rest AT platform was first available for delivery to certain locations outside of the United States in October 2007. Prior to the first export sales of the Exer-Rest AT, we continued to sell the AT-101 in certain locations outside of the United States. In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value. Our newest platforms, the Exer-Rest AT3800 and AT4700, which we developed under our former agreement with Sing Lin, became available for sale in October 2008. In January 2009, the Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our US and international sales activity with aggressive marketing and promotional pricing beginning in February 2009. We opened our first demonstration and therapy center in Toronto, Canada in April 2009; however we closed that facility in January 2010 to focus our marketing and sales efforts on healthcare providers as well as individuals. We currently market the Exer-Rest to hospitals, cardiac rehabilitation clinics, chiropractic and physical therapy centers, senior living communities and other healthcare providers, as well as to their patients, professional athletes and other individuals.

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009
Revenue. Total revenue increased from $546,000 for the year ended July 31, 2009 to $617,000 for the year ended July 31, 2010. This $71,000 increase primarily resulted from a $124,000 increase in net product sales, offset in part by a $51,000 decrease in royalty revenue. Exer-Rest platform unit sales for the 2010 fiscal year increased 61% over the 2009 fiscal year, primarily due to the availability of the new Exer-Rest AT3800 and AT4700 models for a full year. Royalty revenue for fiscal 2010 decreased approximately 23% from fiscal 2009 due to lower product sales by SensorMedics and the absence of royalties from VivoMetrics, which ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009.
Cost of sales. Cost of sales decreased to $243,000 for the year ended July 31, 2010 from $250,000 for the year ended July 31, 2009. This $7,000 net decrease was primarily due to a $78,000 decrease in inventory valuation adjustments, offset in part by the increased number of units sold during the year. Inventory adjustments for damaged, obsolete and slow moving inventory for the years ended July 31, 2010 and 2009 totaled approximately $35,000 and $113,000, respectively.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were approximately $1.9 million for each of the years ended July 31, 2010 and 2009. The $50,000 decrease for the year ended July 31, 2010 was primarily attributable to lower stock-based compensation costs and reduced travel and other costs associated with international trade shows, offset in part by increased salaries and wages related to sales and marketing personnel added during fiscal 2010. SG&A costs and expenses include stock-based compensation expense, which totaled $94,000 for fiscal 2010, as compared to $189,000 for fiscal 2009. The decrease in stock-based compensation was primarily due to a decrease in the number of options granted for the year ended July 31, 2010.
Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased $58,000 from $176,000 for the year ended July 31, 2009 to $118,000 for the year ended July 31, 2010. R&D costs and expenses for fiscal 2010 consisted primarily of research related to additional applications of WBPA technology, while fiscal 2009 R&D expenditures consisted primarily of costs related to obtaining FDA registration for the Exer-Rest in the US, which was obtained in January 2009.
Total operating costs and expenses. Total operating costs and expenses decreased $115,000 from $2.4 million for the year ended July 31, 2009 to $2.3 million for the year ended July 31, 2010. This decrease is primarily attributable to the decreases in SG&A and R&D costs and expenses described above.
Other income and expense. Other income decreased $42,000 from $61,000 for the year ended July 31, 2009 to $19,000 for the year ended July 31, 2010. The decrease was primarily attributable to a $47,000 decrease in foreign currency exchange gains at our Canadian subsidiary and a $9,000 increase in net interest expense, offset in part by a $14,000 decrease in losses from the disposal of certain fixed assets.
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. At July 31, 2010, we had cash of $165,000 and working capital of approximately $364,000. We expect these funds, together with remaining availability under the 2010 Credit Facility described below, will be sufficient to support our marketing efforts in the US and Canada only through the end of the 2010 calendar year. If we are not able to generate significant revenue with our current marketing efforts, we will be required to obtain additional external financing to continue operations beyond the end of the 2010 calendar year. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic turmoil in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.
Net cash used in operating activities decreased to $1.3 million for the year ended July 31, 2010 from $1.9 million for the year ended July 31, 2009. This $559,000 decrease was principally due to a decrease in inventory expenditures as advances to Sing Lin were applied against inventory purchases.

No cash was used or provided by investing activities for the year ended July 31, 2010. Net cash used by investing activities for the year ended July 31, 2009 was $232,000. Investing activity in the 2009 fiscal year consisted primarily of $171,000 paid to Sing Lin for Exer-Rest production tooling, $26,000 for website development and $32,000 for leasehold improvements and warehouse equipment.
Net cash provided by financing activities decreased from $2.9 million for the year ended July 31, 2009 to $600,000 for the year ended July 31, 2010. This $2.3 million decrease was principally due to the difference between the $2.8 million raised by the December 2008 and January 2009 Series D Preferred Stock Offerings described below and the $600,000 advanced under the 2010 Credit Facility described below.
Aggregate collections of royalty payments from VivoMetrics and SensorMedics were $167,000 and $248,000 for the years ended July 31, 2010 and 2009, respectively. There can be no assurances that we will continue to receive similar royalty payments, and we expect a decline in royalty revenues in fiscal 2011 to remain well below 2009 levels because VivoMetrics ceased operations in July 2009 and has not made any royalty payments since that time. In 2009, VivoMetrics accounted for approximately $39,000 of our royalty revenue and $56,000 of our royalty collections. VivoMetrics filed for Chapter 11 bankruptcy protection in October 2009. As of July 31, 2010, our outstanding receivable from VivoMetrics totaled $10,000, which was fully reserved.
Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2010, we paid Sing Lin $1.7 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $60,000 upon taking delivery of the units currently in production. As of July 31, 2010, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of July 31, 2010, the Company has net receivables of approximately $200,000 from Sing Lin, and tooling and equipment with a net book value of approximately $283,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin, however there can be no assurance that the value of these assets will be realized.
At July 31, 2010, we had available federal and state net operating loss carryforwards of approximately $12.1 million which expire in various years through 2030.
Series D Preferred Stock Offerings. In April 2008, we authorized a new series of our preferred stock, par value $1.00 per share (the “Preferred Stock”), designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Each holder of a share of the Series D Preferred Stock has the right, at any time, to convert such share of Series D Preferred Stock into shares of our common stock at an initial rate of 5,000 shares of common stock per share of Series D Preferred Stock. The Series D Preferred Stock has a $1,500 per share liquidation preference, and was issued at $1,500 per share, which is equivalent to $0.30 per share of Common Stock on an “as-converted” basis.
December 2008 Series D Preferred Stock Offering. On December 2, 2008, we completed the sale of an aggregate of 491 shares of our Series D Preferred Stock to certain investors pursuant to stock purchase agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008). These investors included Dr. Sackner, Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock (“Frost Gamma”), Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by our Chairman, and a director (collectively, the “Related Party Investors”). The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the Related Party Investors. Of the $382,500 paid by the Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described below. (See Note 6 to the accompanying consolidated financial statements.) The closing prices of our common stock on the OTCBB on December 1 and 2, 2008 were $0.36 and $0.38 per share, respectively, resulting in a $168,000 aggregate intrinsic value on the issue dates. The $168,000 aggregate intrinsic value of the Series D Preferred Stock on the issue dates was deemed a dividend paid to the investors on the closing dates and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.

January 2009 Series D Preferred Stock Offering. On January 28, 2009, we completed the sale of 700 additional shares of our Series D Preferred Stock to each of Frost Gamma and Hsu Gamma (1,400 total shares) for aggregate proceeds of $2.1 million. The January 28, 2009 closing price of our common stock on the OTCBB was $0.43 per share, resulting in a $650 intrinsic value per share of Series D Preferred Stock on the issue date. The $910,000 aggregate intrinsic value of the Series D Preferred Stock on the issue date was deemed a dividend paid to the investors on the closing date and as an increase in loss attributable to common shareholders in the financial statements for the period then ended.
2008 Revolver. On August 28, 2008 we entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Revolver”) in the aggregate amount of $300,000, secured by all of our personal property. The Lenders included Dr. Sackner, Frost Gamma and Hsu Gamma. We were permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”). The interest rate payable by us on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an event of default. We were required to repay all amounts owing under the Revolver by the Maturity Date, and amounts outstanding were prepayable at any time. On August 29, 2008 we drew down $300,000 under the Revolver. The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008. All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described above. (See Notes 6 and 7 to the accompanying consolidated financial statements.)
2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement (the “Credit Facility Agreement”) with Frost Gamma and Hsu Gamma (the “2010 Lenders”), pursuant to which the 2010 Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until March 31, 2011 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2010, we had drawn an aggregate of $600,000 under the Credit Facility
As of September 30, 2010, we had cash and cash equivalents of approximately $192,000, and had $200,000 of availability remaining under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond the end of the 2010 calendar year without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.
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

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2010 and 2009, and the related consolidated comprehensive statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As further discussed in Notes 10 and 14, during 2010, the Company terminated its agreement with its supplier of products. The supplier has demanded the Company to purchase inventory at levels sufficient to fulfill the minimum three-year purchase obligation under the agreement. The Company is currently unable to fund such a purchase and is attempting to resolve the issue. The Company also has net receivables of approximately $200,000 from the supplier, and tooling and equipment with a net book value of approximately $283,000 is in the possession of the supplier in Asia. The ultimate realization of the assets is dependent on the Company’s ability to resolve the issue with the supplier. The loss of the business relationship with the supplier could also adversely impact the company’s business operations. As the ultimate resolution of these matters will be determined in the future, no amounts have been provided for losses, if any.

/s/ Morrison, Brown Argiz & Farra, LLP Morrison, Brown Argiz & Farra, LLP
Miami, Florida October 29, 2010

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31, 2010	July 31, 2009

ASSETS
Current assets
Cash	$165	$886
Royalties and other receivables, net	211	60
Inventories, net	766	911
Advances to contract manufacturer	90	144
Prepaid expenses, deposits, and other current assets	57	75

Total current assets	1,289	2,076

Tooling and equipment, net	342	460

Total assets	$1,631	$2,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable — Related party	$600	$—
Notes payable — other	33	34
Accounts payable and accrued expenses	276	242
Customer deposits	16	9

Total current liabilities	925	285

Total liabilities	$925	$285

Commitments and Contingencies (Note 10)	—	—

Shareholders’ equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,828 and 2,891 shares issued and outstanding, respectively; liquidation preference $4,242	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,738,165 and 68,385,637 shares issued and outstanding, respectively	687	684
Additional paid in capital	21,419	21,327
Accumulated deficit	(21,427)	(19,803)
Accumulated other comprehensive loss	(38)	(22)

Total shareholders’ equity	706	2,251

Total liabilities and shareholders’ equity	$1,631	$2,536

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS
Years ended July 31, 2010 and 2009
(In thousands, except per share data)

	2010	2009
Revenues
Product sales, net	$449	$325
Royalties	168	219
Research, consulting and warranty	—	2

Total revenues	617	546

Operating costs and expenses

Cost of sales	243	250
Selling, general and administrative	1,899	1,949
Research and development	118	176

Total operating costs and expenses	2,260	2,375

Operating loss	(1,643)	(1,829)

Other income
Interest income (expense), net	(16)	(7)
Other income (expense)	35	68

Total other income	19	61

Net loss	$(1,624)	$(1,768)

Other comprehensive loss
Foreign currency translation adjustment	(16)	(22)

Comprehensive net loss	$(1,640)	$(1,790)

Net loss attributable to common shareholders and loss per common share:
Net loss	(1,624)	(1,768)
Deemed dividend on Series D Preferred Stock	—	1,078

Net loss attributable to common shareholders	$(1,624)	$(2,846)

Weighted average number of common shares outstanding — basic and diluted	68,497	68,051

Basic and diluted loss per common share	$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended July 31, 2010 and 2009
(Dollars in Thousands)

											Accumu-
											lated Other
	Preferred Stock								Additional	Accum-	Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2008	100	$—	62,048	$62	1,000	$1	68,039,065	$680	$18,256	$(18,035)	$—	$964

Issuance of series D preferred stock	—	—	—	—	1,891	2	—	—	2,835	—	—	$2,837
Fair value of beneficial conversion feature of Series D Preferred Stock	—	—	—	—	—	—	—	—	1,078	—	—	$1,078
Deemed dividend to Series D Preferred Shareholders, charged to additional paid-in-capital in the absence of retained earnings	—	—	—	—	—	—	—	—	(1,078)	—	—	$(1,078)
Common stock issued for cash on exercise of options and warrants	—	—	—	—	—	—	338,333	4	47	—	—	$51
Cashless exercise of 13,333 options	—	—	—	—	—	—	8,239	—	—	—	—	$—
Stock based compensation	—	—	—	—	—	—	—	—	189	—	—	$189
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(22)	$(22)
Net loss	—	—	—	—	—	—	—	—	—	(1,768)	—	$(1,768)

Balance at July 31, 2009	100	$—	62,048	$62	2,891	$3	68,385,637	$684	$21,327	$(19,803)	$(22)	$2,251

Common stock issued for cash on exercise of options and warrants	—	—	—	—	—	—	13,333	—	1	—	—	$1
Cashless Exercise of 39,999 options	—	—	—	—	—	—	24,195	—	—	—	—	$—
Conversion of Series D Preferred Stock into Common Stock	—	—	—	—	(63)	—	315,000	3	(3)	—	—	$—
Stock based compensation	—	—	—	—	—	—	—	—	94	—	—	$94
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(16)	$(16)
Net loss	—	—	—	—	—	—	—	—	—	(1,624)	—	$(1,624)

Balance at July 31, 2010	100	$—	62,048	$62	2,828	$3	68,738,165	$687	$21,419	$(21,427)	$(38)	$706

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended July 31, 2010 and 2009
(Dollars in Thousands)

	2010	2009

Operating Activities
Net loss	$(1,624)	$(1,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred warranty income	—	(2)
Depreciation and amortization	123	114
Stock-based compensation expense	94	189
Loss on disposal of assets	3	17
Allowance for doubtful accounts	—	10
Inventory valuation adjustment	35	113
Foreign currency transaction gain	(38)	(85)
Changes in operating assets and liabilities
Accounts and royalties receivable	(150)	(24)
Inventories, net	145	(824)
Advances to contract manufacturer	54	515
Prepaid expenses, deposits and other current assets	19	(47)
Accounts payable and accrued expenses	23	(85)
Customer deposits	7	9

Net cash used in operating activities	(1,309)	(1,868)

Investing Activities
Fixed asset purchases	—	(232)

Net cash used in investing activities	—	(232)

Financing Activities
Net proceeds from issuance of common stock and exercise of options and warrants	1	51
Net proceeds from issuance of preferred stock	—	2,837
Net proceeds from issuance of notes payable	670	363
Repayments of notes payable	(71)	(348)

Net cash provided by financing activities	600	2,903

Effect of exchange rate changes on cash	(12)	(3)

Net increase (decrease) in cash	(721)	800
Cash, beginning of year	886	86

Cash, end of year	$165	$886

Supplemental disclosure
Cash paid for interest	$—	$8

Supplemental schedule of non-cash financing activities
(Satisfaction) incurrence of liability for tooling development in progress	$—	$(142)

Transfer of demonstration units from inventory to fixed assets	$(8)	$(31)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BUSINESS
Organization. Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”), began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the human body’s surface. It has ceased to operate in this market and has licensed the rights to its technology to the SensorMedics division of ViaSys Healthcare Inc. (which is now a unit of CareFusion Corporation (“SensorMedics”)), and to VivoMetrics, Inc. (“VivoMetrics”). The Company is now focused on developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology. The Exer-Rest line of acceleration therapeutic platforms currently includes the Exer-Rest AT, AT3800 and AT4700 models.
The US Food and Drug Administration (“FDA”) in January 2009 registered the full Exer-Rest line of products as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission. The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School. The submission supported Exer-Rest safety and efficacy for the cleared intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains, and local muscle relaxation. The registration was based upon the FDA’s determination that the Exer-Rest line of devices was exempt from the premarket notification requirements of the Federal, Food Drug and Cosmetic Act. In June 2009, the FDA authorized the expansion of intended use claims for the Exer-Rest to include a claim of reducing morning stiffness. These Exer-Rest registrations in the United States complement NIMS’ existing international clearance to market the Exer-Rest as a class IIa medical device (CE120) in Canada, the United Kingdom, the European Economic Area, India, the Middle East and certain other markets that recognize FDA and/or CE certifications with the intended use described above plus the claim of improving joint mobility.
Business. The Company receives revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics. Additionally, the Company receives revenues from sales of parts and service and from sales of acceleration therapeutics platforms used for research purposes. In fiscal year 2009, NIMS began commercial sales of its third generation Exer-Rest therapeutic platforms.
During the calendar years 2005 to 2007, the Company designed, developed and manufactured the first Exer-Rest platform (now the Exer-Rest AT), a second generation acceleration therapeutics platform, and updated its operations to promote the Exer-Rest AT overseas as an aid to improve circulation and joint mobility and to relieve minor aches and pains.
The Company has developed a third generation of Exer-Rest acceleration therapeutic platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700) that has been manufactured by Sing Lin Technologies Co. Ltd. (“Sing Lin”) based in Taichung, Taiwan (see Note 10).
NIMS, an ISO 13485 certified company, began marketing operations in the United States in 2009 upon receiving the FDA clearance described above. The Company is also permitted to sell Exer-Rest in Canada, the United Kingdom, the European Economic Area, India, the Middle East and certain other markets that recognize FDA and/or CE certifications, and began international marketing operations during fiscal 2008.
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $1.6 million and $1.8 million, respectively, for the years ended July 31, 2010 and 2009, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $21.4 million as of July 31, 2010, and has substantial purchase commitments at July 31, 2010 (see note 10). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has commenced sales of the Exer-Rest in the United States and has access to funds under the 2010 Credit Facility (see Note 6), the Company will likely need to generate additional funds during the next 12 months. Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest. It is management’s intention to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
As further discussed in Note 10, the Company in 2010 terminated its agreement with Sing Lin. As of July 31, 2010, the Company has net receivables of approximately $200,000 from Sing Lin, and tooling and equipment with a net book value of approximately $283,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin, however the accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation. The consolidated financial statements for the years ended July 31, 2010 and 2009 include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation. All inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such items include input variables for stock based compensation. Actual results could differ materially from these estimates.
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. The Company had approximately $125,000 and $821,000 on deposit in such sweep accounts at July 31, 2010 and 2009, respectively.
Allowances for Doubtful Accounts. The Company provides an allowance for royalties and other receivables it believes it may not collect in full. Receivables are written off when they are deemed to be uncollectible and all collection attempts have ceased. The amount of bad debt recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analysis of the Company’s accounts receivable each period and subjective assessments of the Company’s future bad debt exposure. The Company’s royalties and other receivables as of July 31, 2010 and 2009 in the accompanying consolidated balance sheets are each presented net of an approximately $10,000 allowance for doubtful accounts.
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2010 and 2009 primarily consisted of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.
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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2006 to 2009 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.
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
Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. Advertising and promotional costs for the years ended July 31, 2010 and 2009 totaled $64,000 and $43,000, respectively, and are included in selling, general and administrative costs and expenses for all periods presented.
Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing costs to obtain FDA approval.
Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred for the years ended July 31, 2010 and 2009, and management estimates that the Company’s accrued warranty expense at July 31, 2010 will be sufficient to offset claims made for units under warranty.
Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, as operating expenses, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying stock options and is included in selling, general and administrative costs and expenses in the comprehensive statements of operations for all periods presented.
Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.
Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of shareholders’ equity and other comprehensive loss. There were $16,000 and $22,000 of foreign currency translation losses for the years ended July 31, 2010 and 2009, respectively.
Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.
3. INVENTORIES
The Company’s inventory consists of the following (in thousands):

	July 31, 2010	July 31, 2009
Work-in-progress, including sub-assemblies and spare parts	$5	$11
Finished goods	761	900

Total inventories	$766	$911

The Company recorded inventory valuation adjustments of $35,000 and $113,000, respectively, for the years ended July 31, 2010 and 2009. These adjustments are included in cost of sales in the accompanying consolidated comprehensive statements of operations.

4. STOCK-BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock based compensation of $94,000 and $189,000, respectively, for the years ended July 31, 2010 and 2009. All stock based compensation is included in the Company’s selling, general and administrative costs and expenses.
The Company’s 2000 Stock Option Plan, as amended (the “Plan”), provides for the issuance of up to 2,000,000 shares of the Company’s common stock. The Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options, if any, must be granted at an exercise price not less than the fair market value of the Company’s common stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual option agreements.
The Company granted 355,000 and 340,000 stock options, respectively, during the years ended July 31, 2010 and 2009. The weighted average grant date fair value of the options granted during 2010 was $0.339 per share and the weighted average grant date fair value of the options granted during 2009 was $0.249 per share. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the years ended July 31, 2010 and 2009 was estimated using the following assumptions:

	Year ended July 31, 2010	Year ended July 31, 2009
Expected volatility	112.21% – 116.86%	91.63% – 110.18%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.93% – 2.51%	1.50% – 2.83%
Expected life	4.0 – 5.5 years	4.0 – 5.5 years
Forfeiture rate	2.50%	0.00% – 2.50%
A summary of the Company’s stock option activity for the years ended July 31, 2010 and 2009 is as follows:

		Weighted	Weighted average
		Average	remaining	Aggregate
		Exercise	contractual term	Intrinsic
	Shares	Price	(years)	Value
Options outstanding, July 31, 2008	2,074,330	$0.593

Options granted	340,000	$0.338

Options exercised	(26,666)	$0.150

Options forfeited	(37,500)	$0.400

Options outstanding, July 31, 2009	2,350,164	$0.564

Options granted	355,000	$0.430

Options exercised	(53,332)	$0.150

Options forfeited	(106,000)	$0.501

Options outstanding, July 31, 2010	2,545,832	$0.557	2.93	$37,633

Options expected to vest, July 31, 2010	2,511,082	$0.559	2.89	$37,436

Options exercisable, July 31, 2010	2,043,332	$0.594	2.12	$35,083

Of the 2,545,832 options outstanding at July 31, 2010, 1,500,000 were issued under the 2000 Plan and 1,045,832 were issued outside of shareholder approved plans. All of the options exercised in the year ended July 31, 2010 were granted outside of shareholder approved plans. All of the options forfeited in the year ended July 31, 2010 were granted under the 2000 Plan. All of the options exercised and forfeited during the year ended July 31, 2009 were granted outside of shareholder approved plans.
For the year ended July 31, 2010, the Company received $1,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 24,195 shares were issued to other option holders upon the cashless exercise of 39,999 options. For the year ended July 31, 2009, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 8,239 shares were issued to another option holder upon the cashless exercise of 13,333 options. The intrinsic value of the 53,332 options exercised for the year ended July 31, 2010 was $13,000 on the dates exercised, and the intrinsic value of the 26,666 options exercised for the year ended July 31, 2009 was $8,000 on the dates exercised. There was no tax effect on the exercise of options in the consolidated statements of cash flows because the Company has a full valuation allowance against its deferred income tax assets.
As of July 31, 2010, there was approximately $111,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.94 years.
5. ROYALTIES
The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics.
Royalty income from these licenses amounted to $168,000 and $219,000 for the years ended July 31, 2010 and 2009, respectively. Royalties from SensorMedics amounted to $168,000 and $180,000 for the years ended July 31, 2010 and 2009, respectively. Royalties from VivoMetrics amounted to $39,000 for the year ended July 31, 2009. VivoMetrics ceased operations in July 2009, filed for Chapter 11 bankruptcy protection in October 2009 and has not made a royalty payment since July 2009. Aggregate royalties receivable of $15,000 at July 31, 2010 are net of a $10,000 allowance for doubtful accounts to reserve all outstanding receivables from VivoMetrics.
6. NOTES PAYABLE
2008 Revolver. On August 28, 2008, the Company entered into a Note and Security Agreement (the “Agreement”) with four persons (the “Lenders”), pursuant to which the Lenders granted the Company a revolving credit line (the “Revolver”) in the aggregate principal amount of $300,000, secured by all of the Company’s personal property. The Lenders included a holder of more than 10% of the Company’s outstanding common stock, a director and executive officer of the Company who also holds more than 10% of the Company’s outstanding common stock and an entity controlled by the Company’s Chairman. The Company was permitted to borrow and reborrow from time to time under the Revolver until October 31, 2008 (the “Maturity Date”). The interest rate payable on amounts outstanding under the Revolver was 11% per annum, and increased to 16% after the Maturity Date or after an event of default. All amounts owing under the Revolver were required to be repaid by the Maturity Date, and amounts outstanding were prepayable at any time. On August 29, 2008, the Company drew down $300,000 under the Revolver. The Revolver was amended, effective October 31, 2008, to extend the Maturity Date until November 30, 2008. All principal and interest outstanding under the Revolver as of November 30, 2008 was repaid with proceeds from the sale of Series D Preferred Stock on December 1, 2008 as described in Note 7 below.
2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement (the “Credit Facility Agreement”) with two of the Lenders (the “2010 Lenders”), pursuant to which the 2010 Lenders granted the Company a revolving credit line (the “Credit Facility”) in the aggregate principal amount of $1.0 million, secured by all of the Company’s personal property. The 2010 Lenders include a holder of more than 10% of the Company’s outstanding common stock and an entity controlled by the Company’s Chairman. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until March 31, 2011 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2010, the Company had drawn down $600,000 under the Credit Facility.
The $33,000 and $34,000 notes payable balances at July 31, 2010 and 2009, respectively, relate to the third-party financing of certain of the Company’s insurance policies. The notes payable outstanding as of July 31, 2010 relate to self-amortizing installment loans which mature at various dates from December 2010 to January 2011. These loans incur interest at annual rates ranging from 5.94% to 8.49%.

7. SHAREHOLDERS’ EQUITY
For the year ended July 31, 2010, the Company received $1,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 24,195 shares were issued to other option holders upon the cashless exercise of 39,999 options. The Company also issued 315,000 shares of common stock for the year ended July 31, 2010 upon the conversion of an aggregate of 63 shares of Series D Preferred Stock pursuant to the terms described below. For the year ended July 31, 2009, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 8,239 shares were issued to another option holder upon the cashless exercise of 13,333 options. The Company also received $49,000 from an existing warrant holder for the exercise of warrants to purchase 325,000 shares of common stock for the year ended July 31, 2009.
The Company has three classes of Preferred Stock. Holders of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters.
Series B Preferred Stock is not redeemable by the Company and has a liquidation value of $100 per share, plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $10 per share, if declared.
Series C Preferred Stock is redeemable by the Company at a price of $0.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $0.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events.
Series D Preferred Stock is not redeemable by the Company. This series has a liquidation value of $1,500 per share, plus declared and unpaid dividends, if any. Each share of Series D Preferred Stock is convertible into 5,000 shares of the Company’s common stock. The conversion rate is subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events.
December 2008 Offering. In December 2008, the Company sold an aggregate of 491 shares of its Series D Preferred Stock to certain private investors at a price of $1,500 per share pursuant to Stock Subscription Agreements entered between December 1, 2008 and December 2, 2008 (the sale of 286 shares closed on December 1, 2008 and the sale of 205 shares closed on December 2, 2008). The investors in the December 2008 Offering included two directors of the Company, an entity controlled by the Company’s Chairman and a holder of more than 10% of the Company’s common stock (collectively, the “Related Party Investors”). The aggregate purchase price for the Series D Preferred Stock was $736,500, of which $382,500 was paid by the Related Party Investors. Of the $382,500 paid by the Related Party Investors, $282,200 was paid from the proceeds of their respective interests in the Revolver described in Note 6 above.
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
The Series D Preferred Stock was issued in each of the above transactions at $1,500 per share, which is equivalent to $0.30 per share of common stock on an “as-converted” basis. The closing price of the common stock on the OTCBB was $0.36, $0.38 and $0.43, respectively, on each of December 1, 2008, December 2, 2008 and January 28, 2009, resulting in beneficial conversion features of $300, $400 and $650, respectively, per share of Series D Preferred Stock on the respective issue dates. In accordance with GAAP, the $1.1 million aggregate beneficial conversion feature of the Series D Preferred Stock on the issue dates was deemed a discount on the issuance of the shares and was recorded as an increase to additional paid in capital in the balance sheet. Because the Series D Preferred Stock was immediately convertible to common stock, the portion of the $1.1 million aggregate intrinsic value applicable to a closing date was deemed a dividend paid to the investors on such closing date. Such deemed dividends have been recorded as increases in losses attributable to common shareholders and, in the absence of retained earnings, as reductions of additional paid in capital.
No preferred stock dividends have been declared as of July 31, 2010.

8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2010 and 2009, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2010	July 31, 2009
Stock options	2,545,832	2,350,164
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	14,140,000	14,455,000

Total	18,237,032	18,356,364

9. RELATED PARTY TRANSACTIONS
The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. For the years ended July 31, 2010 and 2009, the Company recorded rent expense related to the Miami lease of $55,000 and $49,000, respectively.
The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. The Company recorded $54,000 and $29,000 of rent expense related to the Hialeah lease for the years ended July 31, 2010 and 2009, respectively.
As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $600,000 and $0 for the years ended July 31, 2010 and 2009, respectively, and $600,000 was outstanding as of July 31, 2010. The Company accrued interest expense related to the Credit Facility of approximately $17,000 for the year ended July 31, 2010, and such $17,000 interest payable amount remained outstanding as of July 31, 2010.
Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Cardo Medical, Inc. (“Cardo”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Cardo. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $53,000 and $42,000 for the years ended July 31, 2010 and 2009, respectively. Aggregate accounts payable to SafeStitch totaled approximately $10,000 and $3,000 at July 31, 2010 and 2009, respectively.

Dr. Frost and Dr. Marvin Sackner, the Company’s President, Chief Executive Officer and a director, each serves as a director of Continucare Corporation (“Continucare”), a publicly-traded provider of outpatient healthcare services. The Company markets its products to Continucare and other healthcare service providers in the normal course of business. For the year ended July 31, 2010, the Company recorded net product sales revenues to Continucare of approximately $22,000. No such revenues were recorded for the year ended July 31, 2009. These related party sales were approved by the Company’s Audit Committee. No accounts receivable from Continucare were outstanding as of July 31, 2010.
During 2008 and until August 2009, Dr. Hsiao served as a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of July 31, 2010 and 2009, the Company had approximately $150,000 and $846,000 on deposit with Great Eastern Bank of Florida. Approximately $125,000 and $821,000 of these balances were collateralized by repurchase contracts for US Government securities at July 31, 2010 and 2009, respectively.
10. COMMITMENTS
Leases.
The Company is obligated under various operating lease agreements for office, warehouse and retail space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under these operating leases amounted to $129,000 and $106,000 for the years ended July 31, 2010 and 2009, respectively. At July 31, 2010, the Company was obligated under non-cancellable operating leases to make future minimum lease payments (excluding sales taxes) as follows:

Year Ending July 31,

2011	$130,000
2012	105,000
2013	32,000
2014	—

$267,000

Product Development and Supply Agreement.
On September 4, 2007, the Company entered into a Product Development and Supply Agreement (the “Agreement”) with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan (“Sing Lin”). Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the next generation Exer-Rest and related devices. The Agreement commenced as of September 3, 2007 and had a term that extended three years from the acceptance by NIMS of the first run of production units. Thereafter, the Agreement automatically renewed for successive one year terms unless either party sent the other a notice of non-renewal. Either party was permitted to terminate the Agreement with ninety days prior written notice. Upon termination, each party’s obligations under the Agreement were to be limited to obligations related to confirmed orders placed prior to the termination date.
Pursuant to the Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000. Sing Lin utilized the tooling in the performance of its production obligations under the Agreement. The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon the Company’s approval of the product prototype concepts and designs. The balance of the final tooling cost became due and payable in September 2008 upon acceptance of the first units produced using the tooling, and was paid in full during the year ended July 31, 2009. These amounts have been recorded as tooling costs, and are included in tooling and equipment, net. The net book value of the tooling at July 31, 2010 was approximately $283,000.
Under the now-terminated Agreement, the Company also granted Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2010, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 is included in advances to contract manufacturer in the accompanying consolidated financial statements. As of July 31, 2010, the Company has approximately $110,000 of net receivables from Sing Lin. As of July 31, 2010, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.
As of July 31, 2010, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.
11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consisted of the following at July 31, 2010 and 2009 (in thousands):

	Estimated	July 31,	July 31,
	Useful Life	2010	2009
Tooling and equipment (Note 10)	5 years	$471	$471
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	99	94
Website and software	3 years	26	26

		596	591
Less accumulated depreciation		(254)	(131)

Tooling and equipment, net		$342	$460

Depreciation expense was $123,000 and $114,000 for the years ended July 31, 2010 and 2009, respectively. Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years. Thirteen Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $40,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. Five Exer-Rest AT demonstration units were disposed of in the year ended July 31, 2009 and the Company recorded an aggregate $17,000 loss on the disposals, which is included in other expense in the accompanying consolidated comprehensive statements of operations. As of July 31, 2010, tooling and equipment with a net book value of approximately $283,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin, and no amounts have been provided for potential losses on these assets.
Patents and trademarks had been fully amortized as of October 31, 2007, and the Company did not record any amortization expense for the fiscal years ended July 31, 2010 and 2009.
12. INCOME TAXES
The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Effective August 1, 2007, the Company adopted the provisions of an accounting standard on uncertainty in income taxes which clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial disclosure of tax positions taken or expected to be taken on a tax return. In addition, this accounting standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of this accounting standard did not impact the Company’s financial position, results of operations or cash flows for the years ended July 31, 2010 and 2009.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province of Canada. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2007 to 2009 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2006 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.
The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations are attributable to the following:

	July 31, 2010	July 31, 2009
Income tax benefit at the federal statutory rate	34.00%	34.00%
State and local income taxes, net of effect of federal taxes	3.11	3.22
Expiration of net operating losses	(0.11)	(18.33)
Other, net	(0.40)	(0.40)
Increase in valuation allowance	(36.60)	(18.49)

Provision for income tax	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2010	July 31, 2009
Federal and State net operating loss	$4,568	$4,038
Foreign net operating loss	145	61
Stock-based compensation and other	354	359

	5,067	4,458
Less: Valuation allowance	(5,067)	(4,458)

Net deferred tax asset	$—	$—

At July 31, 2010, the Company had available Federal and State net operating loss carry forwards of approximately $12.1 million and Foreign net operating loss carry forwards of approximately $0.5 million which expire in various years through 2030. Total Federal and State net operating loss carry forwards include approximately $2.0 million generated from the exercise of non-statutory stock options. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $5.1 million valuation allowance at July 31, 2010 ($4.5 million at July 31, 2009) was necessary. The increases in the valuation allowance for the years ended July 31, 2010 and 2009 were $600,000 and $330,000, respectively. Of the total increase in the valuation allowance for the years ended July 31, 2010 and 2009, approximately $5,000 and $3,000, respectively, was attributed to the exercise of non-statutory stock options.
The Company paid no income taxes in 2010 or 2009.
The following table reconciles the Company’s losses before income taxes by jurisdiction (in thousands):

	Year Ended	Year Ended
	July 31, 2010	July 31, 2009
U.S.	$(1,395)	$(1,578)
Foreign	(229)	(190)

Total	$(1,624)	$(1,768)

13. EMPLOYEE BENEFIT PLANS
Effective July 2008, the Non-Invasive Monitoring Systems 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company will contribute to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. For the years ended July 31, 2010 and 2009, the Company recorded compensation expense related to matching contributions to the 401k Plan totaling approximately $19,000 and $15,000, respectively.
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
Purchases from and Advances to Contract Manufacturer. Virtually 100% of the Company’s active inventory has been acquired from Sing Lin pursuant to the now-terminated Agreement. Advances and accounts payable to Sing Lin at July 31, 2010 were approximately $90,000 and $41,000, respectively. Should Sing Lin be unable or unwilling to deliver inventory orders to the Company, the loss of funds advanced and delayed product deliveries could have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity. The Company notified Sing Lin in June 2010 that it was terminating the agreement effective September 2010. If the Company is unable to establish a contract and obtain a sufficient alternative supply from Sing Lin or another supplier, it may not be able to procure additional inventory on a timely basis or in the quantities required. Sing Lin and its subcontractors currently maintain custody of the Company’s specialized tooling, which could adversely impact the Company’s ability to reallocate production to other vendors.

Major Customers. Approximately 28% of the Company’s revenues result from sales to authorized distributors outside the United States. Sales to foreign distributors generally require prepayment or letter of credit guarantees. Because Sing Lin served as both a vendor and a customer prior to the termination of the Agreement, the Company extended credit terms to Sing Lin and offsets collections from Sing Lin for sales against payments to Sing Lin for inventory purchases. For the year ended July 31, 2010, Sing Lin accounted for approximately 25% of the Company’s total revenues, and accounts receivable from Sing Lin at July 31, 2010 were approximately $152,000, representing approximately 72% of total accounts receivable. It is uncertain whether Sing Lin will continue to act as the Company’s authorized distributor in Asia, and the loss of Sing Lin as a customer could have a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.

15. RECENT ACCOUNTING PRONOUNCEMENTS
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
For the period ended July 31, 2010, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2010, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm, Morrison, Brown, Argiz & Farra, LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of July 31, 2010.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of July 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of July 31, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of July 31, 2010.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of July 31, 2010.

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

NON-INVASIVE MONITORING SYSTEMS, INC.
Date: October 29, 2010	By:	/s/ Marvin A. Sackner, M.D.
Marvin A. Sackner, M.D.
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin A. Sackner, M.D. Marvin A. Sackner, M.D.	Chief Executive Officer and President (Principal Executive Officer)	October 29, 2010

/s/ Jane H. Hsiao, Ph.D. Jane H. Hsiao, Ph.D.	Chairman of the Board of Directors	October 29, 2010

/s/ Taffy Gould Taffy Gould	Director	October 29, 2010

/s/ Morton J. Robinson, M.D. Morton J. Robinson, M.D.	Director	October 29, 2010

/s/ Steven D. Rubin Steven D. Rubin	Director	October 29, 2010

/s/ Subbarao Uppaluri Subbarao Uppaluri	Director	October 29, 2010

/s/ Adam S. Jackson Adam S. Jackson	Chief Financial Officer (Principal Financial Officer)	October 29, 2010

INDEX TO EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3
Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4
Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5
Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7
Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.9
Offer Letter from the Company to Steven B. Mrha dated December 21, 2007 and executed on December 22, 2007 detailing the terms of employment of Mr. Mrha (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 27, 2007)

10.10	Offer Letter from the Company to Adam S. Jackson dated March 11, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on May 15, 2008)

10.11	Offer Letter from SafeStitch Medical, Inc. to Adam S. Jackson, dated March 11, 2008 (incorporated by reference to the Current Report on Form 8-K filed by SafeStitch Medical, Inc. on April 4, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15
First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.15
Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

Exhibit No.		Description of Exhibits
14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith