Form 10-K/A
period 2010-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2010-11-29
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 31, 2010 was: $17.9 million
As of November 23, 2010, there were 68,903,165 shares of common stock, $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
Non-Invasive Monitoring Systems, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on October 29, 2010 (“Original 10-K”).
This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. Also, this Amendment amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and (ii) update the number of outstanding common shares. Item 15 of this report is amended to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-K/A

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Non-Invasive Monitoring Systems, Inc. (the “Company,” “NIMS,” “we,” “us” or “our”) believes that the combination of the various qualifications, skills and experiences of our directors contribute to an effective and well-functioning board and that individually and as a whole, our directors possess the necessary qualifications to provide effective oversight of our business and quality advice to our management. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed. Information regarding the age, experience and qualifications of each director is set forth below.

Name	Age
Jane H. Hsiao, Ph.D., MBA	63
Marvin A. Sackner, M.D.	78
Taffy Gould	68
Morton J. Robinson, M.D.	78
Steven D. Rubin	50
Subbarao V. Uppaluri, Ph.D.	61
Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a Director and Chairman of the Board of Directors (the “Board”) of the Company since October 2008. Dr. Hsiao has served since May 2007 as Vice-Chairman and Chief Technical Officer of OPKO Health, Inc. (“OPKO”), a specialty healthcare company. Dr. Hsiao also serves as President and a director of Aero Pharmaceuticals, Inc., a privately-held pharmaceutical distributor and as Chairman of the Board of medical device developer SafeStitch Medical, Inc. (“SafeStitch”), a position she has held since September 2007. Dr Hsiao also serves on the Boards of Directors of PROLOR Biotech, Inc. (“PROLOR Biotech”), a developmental stage biopharmaceutical company, Neovasc, Inc. a developer of vascular devices (“Neovasc”), and Sorrento Therapeutics, Inc., a development stage biopharmaceutical company. Dr. Hsiao is a member of The Frost Group, LLC (“The Frost Group”), a private investment firm. Dr. Hsiao previously served as the Vice Chairman-Technical Affairs and Chief Technical Officer of IVAX Corporation (“IVAX”) from 1995 until IVAX was acquired in January 2006 by Teva Pharmaceutical Industries Ltd. Dr. Hsiao also served as Chairman, CEO and President of IVX Animal Health, IVAX’s veterinary products subsidiary, from 1998 until 2006, and as IVAX’s Chief Regulatory Officer from 1992 to 1995. Dr. Hsiao previously served on the board of directors of IVAX and the board of directors of Ivax Diagnostics, Inc., a medical device company.
Dr. Hsiao’s background in the pharmaceutical and medical device industry, her strong technical expertise, as well as her senior management experience, allow her to play an integral role as Chairman of the Board. Her broad experience in many biotechnology and life science companies gives her a keen understanding and appreciation of the many regulatory and developmental issues confronting medical device, pharmaceutical and biotechnology companies.
Marvin A. Sackner, M.D. Dr. Sackner has served as a Director since he was first elected as our Chairman of the Board, Chief Executive Officer and Director in November 1989 and served as Chairman of the Board from November 1989 until October 2008. He served as our CEO from 1989 until 2002 and from December 2007 to the present. In 1977, Dr. Sackner co-founded Respitrace Corporation, a predecessor to the Company, and was the Chairman of its board of directors from 1981 until October 1989. Dr. Sackner serves as a director of Continucare Corporation (“Continucare”), a provider of outpatient healthcare services. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 through 1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. In 2007, he was awarded an Honorary Doctorate Degree for “outstanding work in the entire field of pulmonology and sleep disorders,” by the University of Zurich (Switzerland). Dr. Sackner holds more than 30 United States Patents and has published more than 200 scientific papers and four books.

Dr. Sackner’s experience as the Company’s CEO, as a medical doctor and as the primary inventor of the Company’s products enables him to provide valuable board leadership and insight into the development of our products.
Taffy Gould. Ms. Gould has served as a Director of the Company since December, 2000 and served as Vice Chairman of the Board from April 2002 to October 2008. Since 1977, she has been the President of Housing Engineers of Florida, Inc., a Florida real estate management company. From December 2000 to present she has also been the managing member of GlobalTechnologyAgents.com, LLC, a Florida limited liability company which advises technology companies and end-users in the business, academic and medical spheres around the world. Additionally, she has served since December 2002 as the managing member of e-Medical Education, LLC, a company founded in 2002 that creates and delivers online medical education and administers the Oceania University of Medicine.
Ms. Gould’s varied marketing, business, healthcare and medical education experience bring valuable insight, leadership and a unique perspective to the Board.
Morton J. Robinson, M.D. has served as a Director of the Company since November 1989, and served as Secretary of the Company from August 2001 to November 2009. Dr. Robinson has been a practicing pathologist since 1961, and from 1987 until December 2004, Dr. Robinson served as Director and Chairman of the Department of Pathology and Laboratory Medicine at Mount Sinai Medical Center, Miami Beach. Dr. Robinson has served as Chairman Emeritus of that department since January 2005.
Dr. Robinson’s medical background and expertise brings a unique perspective to our Board on a variety of medical and healthcare related issues. We expect Dr. Robinson’s insight and experience will be valuable in our efforts to further develop our products.
Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President-Administration and as a director of OPKO since March 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically-integrated sports products company, PROLOR Biotech, SafeStitch Medical, Inc., a medical device company, Kidville, Inc. (“Kidville”), which operates upscale learning and play facilities children, SearchMedia Holdings Limited (“SearchMedia”), a multi-platform media company based in China, Cardo Medical, Inc. (“Cardo”), a producer and distributor of orthopedic and spinal medical devices, Neovasc and Castle Brands, Inc., a New York Stock Exchange (“NYSE”) Amex-listed developer and marketer of premium brand spirits. Mr. Rubin previously served as a director of Ideation Acquisition Corp.
Mr. Rubin brings to the Board his extensive leadership, business and legal experience, as well as his extensive knowledge of the pharmaceutical and life science industry generally. Mr. Rubin has more than 20 years experience advising a broad range of companies in many aspects of business, regulatory, transactional and legal affairs. His experience as a practicing lawyer, general counsel and board member for multiple public companies, including several life sciences, medical device and pharmaceutical companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.
Subbarao V. Uppaluri, Ph.D. Dr. Uppaluri has served as a Director of the Company since October 2008. Dr. Uppaluri has served as Senior Vice President and Chief Financial Officer of OPKO since May 2007 and is a member of The Frost Group. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Kidville and Cardo. Dr. Uppaluri previously served on the boards of OPKO, Winston Pharmaceuticals Inc. and Ideation Acquisition Corp.

Dr. Uppaluri brings extensive leadership, business, and accounting experience, as well as knowledge of our business and the pharmaceutical industry generally, to the Board. His experience as the chief financial officer of OPKO and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.
Identification of Executive Officers
The following individuals are our executive officers:

Name	Age	Position
Marvin A. Sackner, M.D.	78	Chief Executive Officer, President and Director
Steven B. Mrha	45	Chief Operating Officer
Adam S. Jackson	48	Chief Financial Officer and Treasurer
All officers serve until they resign or are replaced or removed at the discretion of the Board.
Biographical information for Dr. Sackner is set forth above.
Steven B. Mrha. Mr. Mrha was appointed Chief Operating Officer effective January 14, 2008, and served as Secretary from November 2009 through January 2010. From 2005 to 2008, Mr. Mrha held the position of Vice President, Sales & Marketing for IVX Animal Health, a subsidiary of Teva Pharmaceuticals, Inc. From 1999 to 2005, Mr. Mrha held the same position with DVM Pharmaceuticals (“DVM”) until the 2005 merger of DVM and Phoenix Scientific which created IVX Animal Health. From 1991 to 1999, Mr. Mrha held numerous positions at DVM, including Territory Manager, Regional Manager, Director of Corporate Training and Director of Marketing.
Adam S. Jackson. Mr. Jackson was appointed Chief Financial Officer on May 12, 2008 and was appointed Treasurer in November 2009. Mr. Jackson has also served since March 2008 as the Chief Financial Officer of SafeStitch, and as Vice President, Finance of Aero Pharmaceuticals, Inc. (“Aero”), a privately-held pharmaceutical distribution company. From 2006 to 2008, Mr. Jackson served as Senior Vice President, Finance for Levitt Corporation (“Levitt”), a New York Stock Exchange-traded real estate development company (now Woodbridge Holdings Corp.). From 2003 to 2006, Mr. Jackson served as Levitt’s Senior Vice President, Controller. From 2001 to 2003, Mr. Jackson served as Chief Financial Officer of Romika-USA, Inc., a privately-held consumer goods manufacturing and distribution company.
Section 16(a) Beneficial Ownership Reporting Compliance
Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to Fiscal 2010, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.nims-inc.com. We intend to post amendments to, or waivers from a provision of, our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website. Our website is not part of this report.

Audit Committee
We have a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act. The Board has adopted a charter that sets forth the responsibilities of the Audit Committee, which is available on our website located at www.nims-inc.com. During the year ended July 31, 2010 (“Fiscal 2010”), the Audit Committee met on seven occasions.
The Audit Committee is composed of the following non-employee directors: Dr. Subbarao V. Uppaluri, Chairman, Taffy Gould and Steven D. Rubin. Our Board has determined that Dr. Uppaluri is an independent audit committee financial expert as defined in Item 407 (d)(5)(ii) of Regulation S-K.
Nominating Committee
We do not have a standing nominating committee or a committee performing similar functions. We believe that, as a result of the role of the independent directors in the nominations process, it is not necessary at this time for us to have a separate nominating committee. In connection with this, the Board is responsible for evaluating candidates for nomination to the Board both for election at an annual meeting and as necessary from time to time to fill vacancies on the Board between annual meetings.
The Board has no specific minimum qualifications for director candidates. In general, however, persons considered for membership on the Board must have demonstrated leadership capabilities, be of sound mind and high moral character and be willing and able to commit the necessary time for Board and committee service. In evaluating potential candidates for service on the Board, the existing members of the Board will consider the candidate’s ability to satisfy the Nasdaq’s and SEC’s independence requirements and the candidate’s ability to contribute to the effective oversight and management of the Company, taking into account our needs and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate. Although the Board does not have a formal policy with regard to the consideration of diversity in identifying director nominees, its review process is designed to identify nominees with various backgrounds, skills and experience, and appropriate financial, technological and other expertise relevant to our business. Additionally, the Board will consider such other factors as it deems appropriate.
Item 11. Executive Compensation.
Summary Compensation Table
The following table summarizes the compensation information for the years ended July 31, 2010 and 2009 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000. We refer to these persons as our named executive officers elsewhere in this 10-K/A.
SUMMARY COMPENSATION TABLE

				Option	All Other
				Awards ($)	Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	(1)	($) (2)	($)
Marvin Sackner — President and CEO	2010	52,000	—	25,703	—	77,703
	2009	52,000	—	16,691	—	68,691
Steven Mrha — COO	2010	255,730	—	25,703	9,442	290,875
	2009	255,730	—	11,908	10,229	277,867
Adam S. Jackson — CFO (3)	2010	—	—	8,568	—	8,568
	2009	—	—	3,572	—	3,572

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 5 to the Company’s audited financial statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 29, 2010.

(2)	Includes Company match of employee 401(k) contributions under Safe Harbor Match guidelines.

(3)
Pursuant to a cost sharing arrangement with certain related companies, the Company paid approximately $77,000 and $75,000 in cash and services to the related companies for Mr. Jackson’s services for the years ended July 31, 2010 and 2009, respectively.

Dr. Sackner, Mr. Mrha and Mr. Jackson are at-will employees and do not have employment contracts with us. Pursuant to a Stock Purchase Agreement entered into in 2005, for as long as Frost Gamma Investments Trust (the beneficial owner of more than 10% of our common stock) owns at least 5,000,000 shares of our common stock, it has the right to: (i) recommend and approve both the Chief Executive Officer and the Director of Marketing, and (ii) cap all executive salaries, including that of Dr. Marvin Sackner, which was set under such agreement at $52,000 per year. See “Certain Relationships and Related Transactions,” below.
Outstanding Equity Awards as of July 31, 2010
The following table sets forth information with respect to outstanding option awards as of July 31, 2010 for our named executive officers. We have not granted any stock awards.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options (#)	Options (#)		Exercise
Name	Exercisable	Unexercisable		Price ($)	Option Expiration Date
Marvin Sackner, President and CEO	35,000	—		$0.88	October 17, 2012
	15,000	—		$0.40	October 28, 2013
	12,500	37,500	(1)	$0.32	February 23, 2016
	—	75,000	(2)	$0.43	March 8, 2017
Steven Mrha, COO and Secretary	225,000	—		$0.67	January 14, 2013
	12,500	37,500	(1)	$0.32	February 23, 2016
	—	75,000	(2)	$0.43	March 8, 2017
Adam S. Jackson — CFO	10,000	10,000	(3)	$0.52	April 22, 2013
	3,750	11,250	(1)	$0.32	February 23, 2016
	—	25,000	(2)	$0.43	March 8, 2017

(1)	Options were issued on February 23, 2009 and vest annually in four equal tranches beginning on February 23, 2010.

(2)	Options were issued on March 8, 2010 and vest annually in four equal tranches beginning on March 8, 2011.

(3)	Options were issued on April 22, 2008 and vest annually in four equal tranches beginning on April 22, 2009.
Potential Payments upon Termination or Change-in-Control
The named executive officers do not have employment agreements with us and are all employed on an “at will” basis. We do not have arrangements with any of our named executive officers providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change-in-control.
Risk Considerations in our Compensation Programs
We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.
Director Compensation
For the year ended July 31, 2010, our Directors received only stock options in respect of their respective service on our Board or any committee thereof. The table below sets forth compensation paid to our Directors for Fiscal 2010, except for Dr. Sackner, whose compensation for service as Director is fully reflected in the Summary Compensation Table under the caption “Executive Compensation,” above.

DIRECTOR COMPENSATION

	Fees
	Earned or	Option	All Other
	Paid in	Awards	Compensation
Name	Cash ($)	($)(1)	($)	Total ($)
Jane H. Hsiao, Ph.D., MBA	—	6,435	—	6,435
Taffy Gould	—	3,217	—	3,217
Morton J. Robinson, M.D.	—	3,217	—	3,217
Steven D. Rubin	—	4,826	—	4,826
Subbarao V. Uppaluri, Ph.D.	—	4,826	—	4,826

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 5 to the Company’s audited financial statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on October 29, 2010. As of July 31, 2010, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman	45,000
Taffy Gould	235,000
Morton J. Robinson, M.D.	47,500
Steven D. Rubin	35,000
Subbarao V. Uppaluri, Ph.D.	35,000
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information as of November 15, 2010 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors (all of whom are nominees for director), (iii) each named executive officer (as defined in the Executive Compensation Section below), and (iv) all of our named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

			Series C Convertible		Series D Convertible
	Common Stock		Preferred Stock		Preferred Stock
	No. of Shares	Percent	No. of Shares	Percent	No. of Shares	Percent
Names and Addresses of Directors,	Beneficially	of Class	Beneficially	of Class	Beneficially	of Class
Officers and 5% Beneficial Holders (1)	Owned (2)	(3)	Owned(2)	(4)	Owned(2)	(5)

Jane H. Hsiao, Ph.D., Chairman of the Board (6)(15)	8,245,000	11.0%	—	*	1,164	41.6%
Marvin A. Sackner, M.D., CEO and Director (7)	13,284,682	18.9%	36,856	59.4%	50	1.8%
Taffy Gould, Director (8)	1,641,998	2.4%	—	*	50	1.8%
Morton Robinson, M.D., Director (9)	1,057,820	1.5%	1,073	1.7%	—	*
Steven D. Rubin, Director	20,000	*	—	*	—	*
Subbarao V. Uppaluri, Ph.D., Director	20,000	*	—	*	—	*
Steven B. Mrha, COO (10)	487,500	*	—	*	50	1.8%
Adam S. Jackson, CFO (11)	13,750	*	—	*	—	*
All Directors and Executive Officers as a group (8 Persons) (12)	24,770,750	32.1%	37,929	61.1%	1,314	47.0%
Phillip Frost, M.D. (13)	17,848,125	23.7%	525	*	1,267	45.3%
Frost Gamma Investments Trust (14)	17,847,500	23.7%	500	*	1,267	45.3%
Hsu Gamma Investments, L.P. (15)	3,670,000	5.1%	—	*	734	26.3%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)
A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from November 15, 2010 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)
Based on 68,903,165 shares of common stock issued and outstanding as of November 15, 2010. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)
Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of November 15, 2010. Each share of Series C Convertible Preferred Stock converts into 25 shares of common stock upon payment of a $4.20 per share of common stock conversion premium. Holders of Series C Convertible Stock are entitled to one vote for each share of Series C Convertible Stock.

(5)
Based on 2,795 shares of Series D Convertible Preferred Stock issued and outstanding as of November 15, 2010. Each share of Series D Convertible Preferred Stock converts into 5,000 shares of common stock. Holders of Series D Convertible Stock are entitled to one vote for each share of Series D Convertible Stock.

(6)
Common stock holdings include 2,150,000 shares of common stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock held by the Chin Hsiung Hsiao Family Trust A, and 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock held by Hsu Gamma Investments, L.P. (see Note 15). Dr. Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A.

(7)
Common stock holdings include options to purchase 62,500 shares of common stock, 324,096 shares of common stock held by Dr. Sackner’s spouse, 895,774 shares of common stock which may be acquired upon conversion of 35,831 shares of Series C Convertible Preferred Stock, 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock and 25,625 shares of common stock which may be acquired by Dr. Sackner’s spouse upon conversion of 1,025 shares of Series C Convertible Preferred Stock. Preferred Stock holdings include 1,025 shares of Series C Convertible Preferred Stock held by Dr. Sackner’s spouse.

(8)
Common stock holdings include options to purchase 225,000 shares of common stock and 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee and sole beneficiary and over which she has power to revoke. Does not include shares of common stock and options to purchase common stock held by family members.

(9)
Includes options to purchase 37,500 shares of common stock, 186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of common stock which may be acquired upon conversion of 1,073 shares of Series C Convertible Preferred Stock.

(10)
Common stock holdings include options to purchase 237,500 shares of common stock and 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock.

(11)	Includes options to purchase 13,750 shares of common stock.

(12)
Common stock holdings include options to purchase 641,250 shares of common stock, 948,228 shares of common stock which may be acquired upon conversion of 37,929 Series C Convertible Preferred Stock and 6,570,000 shares of common stock which may be acquired upon conversion of 1,314 shares of Series D Convertible Preferred Stock.

(13)
Common stock holdings include 625 shares of common stock that may be acquired upon conversion of 25 shares of Series C Convertible Preferred Stock. Common stock and Preferred Stock holdings include beneficial ownership of shares held by Frost Gamma Investments Trust (see Note 14).

(14)
Common stock holdings include 13,125 shares of common stock that may be acquired upon conversion of 525 shares of Series C Convertible Preferred Stock and 6,335,000 shares of common stock that may be acquired upon conversion of 1,267 shares of Series D Convertible Preferred Stock. Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(15)
Common stock holdings include 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock. Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

Equity Compensation Plan Information
A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2000 Stock Option Plan (the “2000 Plan”) on March 28, 2001, which is currently our sole equity compensation plan. We have reserved a total of 2,000,000 shares of our common stock for issuance under the 2000 Plan, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of July 31, 2010, options to purchase 1,500,000 shares of common stock have been granted under the 2000 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth under Item 8 to our Annual Report on Form 10-K filed with the SEC on October 29, 2010. The following table provides information about our equity compensation plans as of July 31, 2010:

			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,500,000	$0.47	500,000
Equity compensation plans not approved by security holders	1,045,832	$0.68	—

Total	2,545,832	$0.56	500,000

(1)	Non-Invasive Monitoring Systems, Inc. 2000 Stock Option Plan.
In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances as discussed below, the 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan has not yet been approved by our shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Our principal corporate office is located at 4400 Biscayne Blvd., Suite 180, Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. We currently lease approximately 1,800 square feet under the lease agreement, which has a five-year term that began on January 1, 2008. The lease currently requires annual rent of approximately $52,000, which amount increases by 4.5% per year.
We also lease approximately 5,200 square feet of warehouse space in Hialeah, Florida from a company jointly controlled by Dr. Frost and Dr. Hsiao, our Chairman of the Board. The warehouse lease, which has a three-year term that began on February 1, 2009, currently requires annual rent of approximately $56,000, which escalates 3.5% per year.
Dr. Frost, Dr. Hsiao, Mr. Rubin and Dr. Uppaluri are each significant shareholders, directors and/or officers of SafeStitch, Aero, Cardo and SearchMedia. Our Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and Aero under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS, SafeStitch and Aero are shared. Since December 2009, our Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Cardo. We reimbursed SafeStitch aggregate fees of $53,000 for the year ended July 31, 2010 for the sharing of costs under these arrangements.
Dr. Frost and Dr. Sackner each serves as a director of Continucare. We market our products to Continucare and other healthcare service providers in the normal course of business. For the year ended July 31, 2010, we recorded net product sales revenues to Continucare of approximately $22,000.

On March 31, 2010, we entered into a Note and Security Agreement (the “Credit Facility Agreement”) with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate principal amount of $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until March 31, 2011 (the “Maturity Date”). The interest rate payable by us on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Maturity Date or after an event of default. We are required to repay all amounts owing under the Credit Facility by the Maturity Date, and amounts outstanding are prepayable at any time. As of November 29, 2010, we had drawn down $1.0 million under the Credit Facility.
Pursuant to the Stock Purchase Agreement dated August 1, 2005 (the “2005 SPA”), between us and various investors (the “2005 Investors”, which include Dr. Hsiao and Frost Gamma Investments Trust, a trust controlled by Dr. Frost), we granted certain registration rights to the 2005 Investors with respect to the 28,500,000 shares of common stock (including shares of common stock underlying warrants) acquired pursuant to the 2005 SPA. In addition, under the 2005 SPA, for as long as Frost Gamma Investments Trust owns at least 5,000,000 shares of our common stock, it has the right to: (i) recommend and approve both the Chief Executive Officer and the Director of Marketing, and (ii) cap all executive salaries, including that of Dr. Marvin Sackner, which was set under the 2005 SPA at $52,000 per year. Frost Gamma Investments Trust has not exercised its rights to cap executive salaries other than Dr. Sackner’s.
During 2008 and until August 2009, Dr. Hsiao served as a director of Great Eastern Bank of Florida, a bank where we maintain a bank account in the normal course of business. As of July 31, 2010, the Company had approximately $150,000 on deposit with Great Eastern Bank of Florida, including approximately $125,000 collateralized by repurchase contracts for US Government securities.
The Audit Committee of the Board reviews and approves all transactions that are required to be reported under Item 404(a) of Regulation S-K, including each transaction described above. In order to approve a related party transaction, the Audit Committee requires that (i) such transactions be fair and reasonable to us at the time it is authorized by the Audit Committee and (ii) such transaction must be authorized, approved or ratified by the affirmative vote of a majority of the members of the Audit Committee who have no interest, either directly or indirectly, in any such related party transaction.
Item 14. Principal Accountant Fees and Services.
Principal Accountant
Morrison, Brown, Argiz and Farra, LLP (“MBAF”) has served as our independent registered public accounting firm since May 14, 2009. From September 5, 2006 until May 14, 2009, our independent registered public accounting firm was Eisner LLP (“Eisner”). On May 14, 2009, we terminated our relationship with Eisner and on the same date engaged MBAF as our principal independent registered public accountant for the fiscal year ended July 31, 2009. The decision to change accountants was recommended, approved and ratified by the Audit Committee of the Board effective May 14, 2009.
Eisner’s report on our financial statements for the fiscal years ended July 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that Eisner’s reports for each of the fiscal years ended July 31, 2008 and 2007 contained an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern.
In connection with the audits of our fiscal years ended July 31, 2008 and July 31, 2007, and the following interim periods through the date of Eisner’s dismissal, there were no disagreements between Eisner and us on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Eisner would have caused Eisner to make reference to the subject matter of the disagreement in connection with its reports on our financial statements.

There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K for our fiscal years ended July 31, 2008 and July 31, 2007, or any later interim period ending prior to or after the date our relationship with Eisner ceased. We identified and reported upon certain weaknesses in internal control in our filings with the SEC for the fiscal years ended July 31, 2008 and 2007; however Eisner had not been engaged to perform an audit of our internal control over financial reporting, and accordingly did not report thereon or on the remediation thereof.
We have authorized Eisner to respond fully to any inquiries of MBAF relating to their engagement as our independent registered accountant. During our fiscal years ended July 31, 2008 and July 31, 2007, and each later interim period, including the interim period ended January 31, 2009 relating to the Form 10-Q filed with the SEC on March 17, 2009 and up to and including the date on which our relationship with Eisner ceased, we did not consult with MBAF regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.
We have requested that Eisner and MBAF review the disclosure provided in this report in response to Item 304(a) of Regulation S-K and present us with their views if they believe the information provided herein is incorrect or incomplete. Each firm has indicated it does not disagree with our disclosure provided herein.
Fees and Services
The following table sets forth the total fees billed to us by MBAF for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2010 and 2009 and the total fees billed to us by Eisner for its reviews of our consolidated financial statements and other services for the interim period up to and including the date our relationship with Eisner ceased.

	2010	2009
Audit Fees	$81,000	$91,000	(1)
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—	(2)

Total Fees	$81,000	$91,000

(1)	Includes $31,000 billed by Eisner for work performed related to our consolidated financial statements for the year ended July 31, 2009.

(2)
Does not include $29,000 billed by MBAF’s information technology services subsidiary for a software implementation engagement which commenced prior to the engagement of MBAF as our principal independent registered public accountant. MBAF’s information technology services subsidiary operates independently from the MBAF audit practice.

Pre-Approval Policies and Procedures
Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2009 and 2010, 100% of the audit related services, tax services and all other services provided by both MBAF and Eisner for the periods that each of them was our principal independent registered public accountant were pre-approved by the Audit Committee.
The Audit Committee has considered and determined that the provision of all non-audit services set forth in the table above is compatible with maintaining MBAF’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
3. Exhibits: See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: November 29, 2010	By:	/s/ Marvin A. Sackner, M.D. Marvin A. Sackner, M.D.
Chief Executive Officer and President

INDEX TO EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

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

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

Exhibit No.		Description of Exhibits
21.1		Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 to Form 10-K filed on October 29, 2010).

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to Form 10-K filed on October 29, 2010)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to Form 10-K filed on October 29, 2010)

*	Filed herewith