Form 10-Q
period 2010-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2010-12-15
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
68,903,165 shares of the Company’s common stock, par value $0.001 per share, were outstanding as of December 10, 2010.

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31, 2010	July 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$111	$165
Royalties and other receivables, net	229	211
Inventories, net	726	766
Advances to contract manufacturer	90	90
Prepaid expenses, deposits, and other current assets	31	57

Total current assets	1,187	1,289

Tooling and equipment, net	311	342

Total assets	$1,498	$1,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable — Related Party	$800	$600
Notes payable — other	12	33
Accounts payable and accrued expenses	317	276
Customer deposits	1	16

Total current liabilities	1,130	925

Total liabilities	$1,130	$925

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 and 2,828 shares issued and outstanding, respectively; liquidation preference $4,193 and $4,242, respectively	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,903,165 and 68,738,165 shares issued and outstanding, respectively	689	687
Additional paid in capital	21,439	21,419
Accumulated deficit	(21,781)	(21,427)
Accumulated other comprehensive loss	(44)	(38)

Total shareholders’ equity	368	706

Total liabilities and shareholders’ equity	$1,498	$1,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS — Unaudited
(In thousands, except per share amounts)

	Three months ended October 31,
	2010	2009
Revenues
Product sales, net	$124	$155
Royalties	48	42

Total revenues	172	197

Operating costs and expenses

Cost of sales	45	67
Selling, general and administrative	462	536
Research and development	11	40

Total operating costs and expenses	518	643

Operating loss	(346)	(446)

Other income (expense)
Interest expense, net	(19)	—
Other income	11	11

Total other income (expense)	(8)	11

Net loss	$(354)	$(435)

Other comprehensive loss
Foreign currency translation adjustment	(6)	(3)

Comprehensive net loss	$(360)	$(438)

Net loss attributable to common shareholders	$(354)	$(435)

Weighted average number of common shares outstanding — basic and diluted	68,817	68,386

Basic and diluted loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — Unaudited
For the three months ended October 31, 2010
(Dollars in Thousands)

											Accumu-
											lated Other
	Preferred Stock								Additional	Accum-	Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2010	100	$—	62,048	$62	2,828	$3	68,738,165	$687	$21,419	$(21,427)	(38)	$706

Conversion of Series D Preferred Stock into Common Stock	—	—	—	—	(33)	—	165,000	2	(2)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	22	—	—	22
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	—	—	(354)	—	(354)

Balance at October 31, 2010	100	$—	62,048	$62	2,795	$3	68,903,165	$689	$21,439	$(21,781)	(44)	$368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(Dollars in thousands)
Three months ended October 31, 2010 and 2009

	2010	2009
Operating activities
Net loss	$(354)	$(435)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred warranty income	—	—
Depreciation and amortization	31	31
Stock-based compensation expense	22	38
Foreign currency transaction gain	(11)	(11)

Changes in operating assets and liabilities
Accounts and royalties receivable, net	(17)	(80)
Inventories, net	46	15
Advances to contract manufacturer	—	24
Prepaid expenses, deposits and other current assets	26	27
Accounts payable and accrued expenses	40	46
Customer deposits	(15)	—

Net cash used in operating activities	(232)	(345)

Investing activities
Fixed asset purchases	—	(3)

Net cash used in investing activities	—	(3)

Financing activities
Net proceeds from issuance of notes payable	200	—
Repayments of notes payable	(21)	(22)

Net cash provided by (used in) financing activities	179	(22)

Effect of exchange rate changes on cash	(1)	2

Net decrease in cash	(54)	(368)
Cash, beginning of period	165	886

Cash, end of period	$111	$518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2010
The condensed consolidated balance sheet as of July 31, 2010, which has been derived from audited financial statements, and the unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2010, and results of operations and cash flows for the interim periods ended October 31, 2010 and 2009. The results of operations for the three months ended October 31, 2010, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2010.
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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2010
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses in the amount of $0.4 million for each of the three month periods ended October 31, 2010 and 2009, and has experienced significant cash outflows from operating activities. The Company also has an accumulated deficit of $21.8 million as of October 31, 2010, and has substantial purchase commitments at October 31, 2010 (see note 10). These matters raise substantial doubt about the Company’s ability to continue as a going concern.
Although the Company has commenced sales of the Exer-Rest in the United States, the Company will need to generate additional funds during the next 12 months. Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the marketing and commercial sale of the Exer-Rest. It is management’s intention to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
As further discussed in Note 10, the Company terminated its agreement with Sing Lin in 2010. As of October 31, 2010, the Company has net receivables of approximately $200,000 from Sing Lin, and tooling and equipment with a net book value of approximately $259,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin; however the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
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
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At October 31, 2010 and July 31, 2010, the Company had approximately $77,000 and $125,000, respectively, on deposit in such sweep accounts.
Allowances for Doubtful Accounts. The Company provides an allowance for royalties and other receivables it believes it may not collect in full. Receivables are written off when they are deemed to be uncollectible and all collection attempts have ceased. The amount of bad debt recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analysis of the Company’s accounts receivable each period and subjective assessments of the Company’s future bad debt exposure. The Company’s royalties and other receivables as of October 31, 2010 and July 31, 2010 in the accompanying unaudited consolidated balance sheets are each presented net of an approximately $10,000 allowance for doubtful accounts.
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at October 31, 2010 and July 31, 2010 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.
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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2010
Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The Company recognizes income tax benefits for loss carryforwards; however these tax benefits are reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or if future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.
As of July 31, 2010, the Company had net Federal and State operating loss carryforwards of approximately $12.1 million and Foreign operating loss carryforwards of $0.5 million available to offset future taxable income. The net operating loss carryforwards expire in various years through 2030.
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
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs for the three months ended October 31, 2010 and 2009 totaled $8,000 and $25,000, respectively, and are included in selling, general and administrative costs and expenses for all periods presented.
Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.
Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three months ended October 31, 2010 and 2009, and management estimates that the Company’s accrued warranty expense at October 31, 2010 will be sufficient to offset claims made for units under warranty.
Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, as operating costs and expenses, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying option and is included in selling, general and administrative costs and expenses for all periods presented.
Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2010 and July 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.
Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity and other comprehensive loss. Foreign currency translation adjustments totaled ($6,000) and ($3,000), respectively, for the three months ended October 31, 2010 and 2009.
Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2010
3. INVENTORIES
The Company’s inventory consisted of the following at October 31, 2010 and July 31, 2010 (in thousands):

	October 31, 2010	July 31, 2010
Work-in-progress, spare parts and accessories	$5	$5
Finished goods	721	761

Total inventories	$726	$766

The inventory balances as of October 31, 2010 and July 31, 2010 are net of valuation adjustments totaling approximately $60,000 and $64,000, respectively.
4. STOCK-BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $22,000 and $38,000, respectively, for the three months ended October 31, 2010 and 2009. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.
The Company’s 2000 Stock Option Plan (the “2000 Plan”), as amended, provides for a total of 2,000,000 shares of Common Stock. The 2000 Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual option agreements. The 2000 Plan will expire in March 2011. No additional grants may be made under the 2000 Plan after it expires; however, previously granted options will remain in force pursuant to the terms of the individual grants.
The Company did not grant any stock options during the three months ended October 31, 2010 or the three months ended October 31, 2009. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on assumptions regarding expected term, volatility, risk-free interest rates, dividend yield and forfeiture rates. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2010
A summary of the Company’s stock option activity for the three months ended October 31, 2010 is as follows:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (years)	Value
Options outstanding, July 31, 2010	2,545,832	$0.557

Options granted	—	n/a

Options exercised	—	n/a

Options forfeited or expired	(40,000)	$0.461

Options outstanding, October 31, 2010	2,505,832	$0.559	2.64	$21,866

Options expected to vest, October 31, 2010	2,475,697	$0.560	2.60	$21,866

Options exercisable, October 31, 2010	2,032,082	$0.595	1.85	$21,866

Of the 2,505,832 options outstanding at October 31, 2010, 1,460,000 were issued under the 2000 Plan and 1,045,832 were issued outside of shareholder approved plans. There were no options exercised or expired during the three month period ended October 31, 2010. There were 40,000 options forfeited during the three month period ended October 31, 2010 as a result of employee terminations. There were no options exercised, forfeited or expired during the three month period ended October 31, 2009.
As of October 31, 2010, there was $89,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.86 years.
5. ROYALTIES
The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics.
Royalty income from these licenses amounted to $48,000 and $42,000 for the three months ended October 31, 2010 and 2009, respectively, all of which was attributable to the licensing agreement with SensorMedics. No royalties from VivoMetrics were recognized for the three months ended October 31, 2010 and 2009, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. VivoMetrics has not made a royalty payment since July 2009, and aggregate royalties receivable at October 31, 2010 of $16,000 are net of a $10,000 allowance for doubtful accounts to reserve all outstanding receivables from VivoMetrics.
6. NOTES PAYABLE
The $12,000 notes payable balance at October 31, 2010 relates to the third-party financing of certain of the Company’s insurance policies. The notes are self-amortizing installment loans which mature at various dates from December 2010 to January 2011. These loans incur interest at annual rates ranging from 5.94% to 8.49%.
2010 Credit Facility. On March 31, 2010, the Company entered into a Note and Security Agreement (the “Credit Facility Agreement”) with two lenders (the “2010 Lenders”), pursuant to which the 2010 Lenders granted the Company a revolving credit line (the “Credit Facility”) in the aggregate amount of $1.0 million, secured by all of the Company’s personal property. The 2010 Lenders include a holder of more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman of the Board of Directors. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until March 31, 2011 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an Event of Default. All amounts owing under the Credit Facility are required to be repaid by the Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2010, the Company had drawn down $800,000 under the Credit Facility.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2010
7. SHAREHOLDERS’ EQUITY
The Company issued 165,000 shares of common stock for the three months ended October 31, 2010 upon the conversion of an aggregate of 33 shares of Series D Preferred Stock pursuant to the terms of the Series D Preferred Stock. No shares were issued for the three months ended October 31, 2009.
8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2010 and 2009, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2010	October 31, 2009
Stock options	2,505,832	2,336,831
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	14,455,000

Total	18,032,032	18,343,031

9. RELATED PARTY TRANSACTIONS
The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 and $15,000, respectively, for the three months ended October 31, 2010 and 2009.
The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The current rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month and escalate 3.5% annually over the life of the lease. The Company recorded rent expense related to the Hialeah warehouse of approximately $15,000 and $14,000, respectively, for the three months ended October 31, 2010 and 2009.
As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $200,000 and $0, respectively, for the three months ended October 31, 2010 and 2009, and $800,000 and $600,000 was outstanding as of October 31, 2010 and July 31, 2010, respectively. The Company accrued interest expense related to the Credit Facility of approximately $19,000 for the three months ended October 31, 2010 and approximately $36,000 of accrued interest remained outstanding at October 31, 2010.
Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Cardo Medical, Inc. (“Cardo”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Cardo. Effective August 1, 2010, all of the shared personnel previously employed directly by NIMS were hired by SafeStitch, resulting in a decrease in NIMS’ payroll and an increase in shared services fees. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $42,000 and $7,000, respectively, for the three months ended October 31, 2010, and 2009. Accounts payable to SafeStitch related to these arrangements totaled approximately $14,000 and $10,000, respectively, at October 31, 2010 and July 31, 2010, respectively.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2010
10. COMMITMENTS AND CONTINGENCIES
Leases.
The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The current rental payments under the Miami office lease are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company signed a three year lease for warehouse space in Hialeah, Florida commencing February 1, 2009. The current rental payments under this warehouse lease are approximately $5,000 per month and escalate 3.5% annually over the life of the lease.
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
The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies. The Company’s discussions with Sing Lin are ongoing.
Pursuant to the now-terminated Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000. The net book value of the tooling at October 31, 2010 was approximately $259,000, and is included in tooling and equipment, net.
Under the now-terminated Agreement, the Company also granted Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.
The Agreement further provided for the Company to purchase at least $2.6 million, $4.1 million and $8.8 million of Exer-Rest units, respectively, in first, second and third years following the September 2008 acceptance of the final product. These purchase amounts were based upon 2007 product costs multiplied by annual volume commitments. The Company had paid Sing Lin an aggregate of $1.7 million in connection with orders placed through the September 2010 termination date. Of this amount, $90,000 is included in advances to contract manufacturer in the accompanying unaudited consolidated financial statements. As of the termination date, the Company had approximately $110,000 of net receivables from Sing Lin, and aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.
11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at October 31 and July 31, 2010 (in thousands):

	Estimated	October 31,	July 31,
	Useful Life	2010	2010
Tooling and equipment	5 years	$471	$471
Furniture and fixtures, leasehold improvements, office equipment and computers	3 — 5 years	99	99
Website and software	3 years	26	26

		596	596
Less accumulated depreciation		(285)	(254)

Tooling and equipment, net		$311	$342

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2010
Depreciation expense was $31,000 and $31,000 during the three months ended October 31, 2010 and 2009, respectively. Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years. Thirteen Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $40,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. As of October 31, 2010, tooling and equipment with a net book value of approximately $259,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin, and no amounts have been provided for potential losses on these assets.
All patents and trademarks have been fully amortized since October 31, 2007, and the Company did not record any amortization expense for the three months ended October 31, 2010 and 2009.
12. SUBSEQUENT EVENTS
In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan has not yet been approved by the Company’s shareholders and will not be adopted until such shareholder approval is obtained.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-looking Statements.
This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals; other factors described herein as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2010. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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

NON-INVASIVE MONITORING SYSTEMS, INC
In January 2005, we began development of a less costly and more efficient second generation version of the AT-101, the Exer-Rest (now designated the Exer-Rest AT). In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., the world’s leading verification and certification body. ISO 13485 certification is recognized and accepted worldwide as a sign of design and manufacturing quality for medical devices. In addition to our ISO certification, the Exer-Rest AT acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety-related conformity tests, including clinical assessment for safety and effectiveness. The CE0120 certification is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market, as well as in many other countries. Prior to obtaining FDA registration for the sale of our therapeutic acceleration platforms in the United States, we marketed and sold the Exer-Rest AT platforms in the United Kingdom, Canada, Europe, India and Latin America.
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
We have determined that it is in the best interest of NIMS and its shareholders to focus the Company’s time and resources on developing and marketing the Exer-Rest line of acceleration therapeutic platforms. These devices are being marketed and sold by NIMS in the US, Canada, the UK, Europe, India and Latin America, and by Sing Lin in certain Far East markets. In January 2009, NIMS received FDA approval to market the Exer-Rest in the United States as a Class I Exempt medical device, and we commenced sales and deliveries of Exer-Rest units in the US in February 2009.
The development of the Exer-Rest has necessitated substantial expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2011 fiscal year as we expect to expand sales in the US, Canada, the UK, Europe, India, Latin America and the Far East. We will likely need to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to expand sales and/or raise capital, we will not be able to continue our operations.
Products
Exer-Rest Therapeutic Devices. The Exer-Rest AT therapeutic platform is based upon the design and concept of our original AT-101 therapeutic vibrator, but has the dimensions and appearance of a commercial extra long twin bed, is more efficient, less costly and priced lower. QTM Incorporated (“QTM”), an FDA registered manufacturer (Oldsmar, FL) manufactured the device, which was built in accordance with ISO and FDA Good Manufacturing Practices. Sales of the Exer-Rest AT began overseas in October 2007. We discontinued manufacturing of the Exer-Rest AT in July 2009, and we expect to utilize our remaining inventory of these units primarily for research purposes. The Exer-Rest AT3800 and Exer-Rest AT4700, which were manufactured for us by Sing Lin prior to the termination of our agreement with them, are next generation versions of the Exer-Rest AT and further advance the acceleration therapeutic platform technology. The AT3800 (38” wide) and AT4700 (47” wide) models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the WBPA experience. Sales of the Exer-Rest AT3800 and Exer-Rest AT4700 platforms began outside the US in October 2008, and US sales commenced in February 2009.
LifeShirt®. The LifeShirt is a patented Wearable Physiological Computer that incorporates transducers, electrodes and sensors into a sleeveless garment. These sensors transmit vital and physiological signs to a miniaturized, battery-powered, electronic module which saves the raw waveforms and digital data to the compact flash memory of a Personal Digital Assistant (“PDA”) attached to the LifeShirt. Users of the LifeShirt can enter symptoms (with intensity), mood, and medication information directly into the PDA for integration with the physiologic information collected by the LifeShirt garment. The flash memory can then be removed from the LifeShirt and the data uploaded and converted into minute-by-minute median trends of more than 30 physical and emotional signs of health and disease. Vital and physiological signs can therefore be obtained non-invasively, continuously, cheaply, and reliably with the comfortably worn LifeShirt garment system while resting, exercising, working or sleeping. The LifeShirt was sold exclusively by VivoMetrics, but has not been marketed since VivoMetrics ceased operations in July 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics will be assigned to another company; however, there can be no assurance as to the future amount of LifeShirt sales, if any, that may result from this license.

NON-INVASIVE MONITORING SYSTEMS, INC
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2010. Actual results may differ from these estimates.
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
Three months ended October 31, 2010 compared to three months ended October 31, 2009
Revenues. Total revenues decreased from $197,000 for the three months ended October 31, 2009, to $172,000 for the three months ended October 31, 2010. This $25,000 decrease resulted from a $31,000 decrease in product sales, offset in part by a $6,000 increase in royalty revenues.
Exer-Rest platform unit sales during the three months ended October 31, 2010 decreased approximately 35% over the three months ended October 31, 2009. This decrease in product sales was primarily attributable to deliveries of bulk orders of Exer-Rest AT3800 models to overseas distributors in the three months ended October 31, 2009.
Royalties from SensorMedics increased $6,000 to $48,000 for the three months ended October 31, 2010 from $42,000 for the three months ended October 31, 2009. As discussed above, there can be no assurance that we will receive any future royalties from the pending assignment of our license with VivoMetrics.
Cost of Sales. Cost of sales for the three months ended October 31, 2010 and 2009 was $45,000 and $67,000, respectively. This $22,000 decrease was primarily related to the decreased number of units sold in the first three months of the 2011 fiscal year. As a percentage of revenue, cost of sales was lower in the three months ended October 31, 2010 primarily because a greater proportion of units delivered in the three months ended October 31, 2009 were sold to distributors at discounted prices.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $462,000 for the three months ended October 31, 2010 from $536,000 for the three months ended October 31, 2009. This $74,000 decrease was primarily attributable to decreases in stock-based compensation expense, accounting-related payroll expenses, advertising and trade show expenses and rent, offset in part by increased accounting and legal costs attributable to our shared services arrangement with certain affiliated companies. SG&A costs and expenses include stock-based compensation expense, which totaled $22,000 for the three months ended October 31, 2010, as compared to $38,000 for the three months ended October 31, 2009. We expect SG&A costs and expenses to decrease throughout the remainder of the 2011 fiscal year as we implement cost-containment measures to extend the utilization of our available cash.
Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased to $11,000 for the three months ended October 31, 2010 from $40,000 for the three months ended October 31, 2009, a decrease of $29,000. The higher costs in the three months ended October 31, 2009 related primarily to costs associated with the commencement of certain clinical trials.

NON-INVASIVE MONITORING SYSTEMS, INC
Total operating costs and expenses. Total operating costs and expenses decreased $125,000 from $643,000 to $518,000. This decrease was primarily attributable to the decrease in cost of sales related to lower sales volume, as well as the lower SG&A and R&D costs and expenses discussed above.
Interest expense, net. Net interest expense was $19,000 for the three months ended October 31, 2010, as compared to $0 for the three months ended October 31, 2009. This $19,000 increase was attributable to the interest accrued on borrowings outstanding on the credit facility described below during the three months ended October 31, 2010.
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities. At October 31, 2010, we had approximately $111,000 of cash, approximately $57,000 of working capital and $200,000 availability under the credit facility described below. We expect these funds will be sufficient to support our operations only through the end of the 2010 calendar year. If we are not able to generate significant revenue with our current marketing efforts, we will be required to obtain additional external financing to continue operations through the first quarter of the 2011 calendar year and beyond. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the Global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.
Net cash used in operating activities was $232,000 and $345,000 for three months ended October 31, 2010 and 2009, respectively. Reduced payments to Sing Lin for inventory purchases were offset by increased use of cash for other working capital items.
Net cash used in investing activities was $0 and $3,000 for three months ended October 31, 2010 and 2009, respectively.
Net cash provided by financing activities was $179,000 for the three months ended October 31, 2010, primarily from the $200,000 proceeds from the Credit Facility described in Note 6 to the accompanying financial statements. Net cash used by financing activities was $22,000 for the three months ended October 31, 2009, primarily for the repayment of notes financing insurance premiums.
Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through October 31, 2010, we paid Sing Lin $1.7 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $60,000 upon taking delivery of the units currently in production. As of October 31, 2010, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of October 31, 2010, the Company has net receivables of approximately $200,000 from Sing Lin, and tooling and equipment with a net book value of approximately $259,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on our ability to resolve the issue with Sing Lin, however there can be no assurance that the value of these assets will be realized. Our discussions with Sing Lin are ongoing.
2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement (the “Credit Facility Agreement”) with Frost Gamma and Hsu Gamma (the “2010 Lenders”), pursuant to which the 2010 Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until March 31, 2011 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2010, we had drawn an aggregate of $800,000 under the Credit Facility and the remaining $200,000 was drawn down as of November 30, 2010.

NON-INVASIVE MONITORING SYSTEMS, INC
Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The Company had net losses totaling $1.6 million for the year ended July 31, 2010, and $354,000 for the three months ended October 31, 2010. In addition, we have an accumulated deficit of $21.8 million as of October 31, 2010, and we have substantial unresolved purchase obligations outstanding at October 31, 2010 (see Note 10 to the accompanying financial statements). As of November 30, 2010, we had cash and cash equivalents of approximately $229,000, and had no credit remaining under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond the end of the 2010 calendar year without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submissions of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

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

Dated: December 15, 2010	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: December 15, 2010	By:	/s/ Adam S. Jackson
Adam S. Jackson, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.