Form 10-Q
period 2011-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2011-03-17
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended January 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Transition Period from _________ to _________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
68,922,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of February 28, 2011.

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$133	$165
Royalties and other receivables, net	203	211
Inventories, net	661	766
Advances to contract manufacturer	90	90
Prepaid expenses, deposits, and other current assets	9	57

Total current assets	1,096	1,289

Tooling and equipment, net	281	342

Total assets	$1,377	$1,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Notes payable — Related Party	$1,000	$600
Notes payable — other	—	33
Accounts payable and accrued expenses	295	276
Customer deposits	—	16

Total current liabilities	1,295	925

Total liabilities	$1,295	$925

Commitments and contingencies (Note 10)	—	—

Shareholders’ equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 and 2,828 shares issued and outstanding, respectively; liquidation preference $4,193 and $4,242, respectively	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,922,423 and 68,738,165 shares issued and outstanding, respectively	689	687
Additional paid in capital	21,464	21,419
Accumulated deficit	(22,084)	(21,427)
Accumulated other comprehensive loss	(52)	(38)

Total shareholders’ equity	82	706

Total liabilities and shareholders’ equity	$1,377	$1,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS — Unaudited
(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
Revenues
Product sales, net	$131	$154	$255	$309
Royalties	56	45	104	87

Total revenues	187	199	359	396

Operating costs and expenses

Cost of sales	49	83	94	150
Selling, general and administrative	403	453	865	989
Research and development	11	15	22	55

Total operating costs and expenses	463	551	981	1,194

Operating loss	(276)	(352)	(622)	(798)

Interest expense, net	(27)	—	(46)	—

Other (expense) income, net	—	(10)	11	1

Net loss	$(303)	$(362)	$(657)	$(797)

Other comprehensive income Currency translation adjustment	(8)	3	(14)	—

Comprehensive net loss	$(311)	$(359)	$(671)	$(797)

Loss per common share:
Net loss	$(303)	$(362)	$(657)	$(797)

Net loss attributable to common shareholders	$(303)	$(362)	$(657)	$(797)

Weighted average number of common shares outstanding — Basic and diluted	68,906	68,392	68,861	68,400

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — Unaudited
For the six months ended January 31, 2011
(Dollars in Thousands)

											Accumu-
											lated Other
	Preferred Stock								Additional	Accum-	Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2010	100	$—	62,048	$62	2,828	$3	68,738,165	$687	$21,419	$(21,427)	(38)	$706

Conversion of Series D Preferred Stock into Common Stock	—	—	—	—	(33)	—	165,000	2	(2)	—	—	—
Common stock issued for cash on exercise of options and warrants	—	—	—	—	—	—	13,333	—	2	—	—	2
Cashless exercise of 13,333 options	—	—	—	—	—	—	5,925	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	45	—	—	45
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	—	—	—	—	(657)	—	(657)

Balance at January 31, 2011	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,464	$(22,084)	(52)	$82

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(Dollars in thousands)
Six months ended January 31, 2011 and 2010

	2011	2010
Operating activities
Net loss	$(657)	$(797)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61	61
Stock-based compensation expense	45	53
Loss on disposal of assets	—	3
Allowance for doubtful accounts	(10)	—
Foreign currency transaction loss	(11)	(4)

Changes in operating assets and liabilities
Accounts and royalties receivable, net	19	(225)
Inventories, net	120	63
Advances to contract manufacturer	—	51
Prepaid expenses, deposits and other current assets	48	57
Accounts payable and accrued expenses	(1)	55
Customer deposits	(16)	—

Net cash used in operating activities	(402)	(683)

Financing activities
Net proceeds from issuance of common stock and exercise of options	2	1
Net proceeds from issuance of notes payable	388	—
Repayments of notes payable	(21)	(34)

Net cash provided by (used in) financing activities	369	(33)

Effect of exchange rate changes on cash	1	1

Net decrease in cash	(32)	(715)
Cash, beginning of period	165	886

Cash, end of period	$133	$171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2011
The condensed consolidated balance sheet as of July 31, 2010, which has been derived from audited financial statements, and the unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2011, and results of operations and cash flows for the interim periods ended January 31, 2011 and 2010. The results of operations for the three and six months ended January 31, 2011, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2010.
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
Business. The Company receives revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics. Additionally, the Company receives revenues from sales of parts and service and from sales of acceleration therapeutics platforms. In fiscal year 2009, NIMS began commercial sales of its third generation Exer-Rest therapeutic platforms.
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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2011
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $0.7 million and $0.8 million for the six month periods ended January 31, 2011 and 2010, respectively, and has experienced significant cash outflows from operating activities. The Company also has an accumulated deficit of $22 million as of January 31, 2011, and has potential purchase obligations at January 31, 2011 (see note 10). These matters raise substantial doubt about the Company’s ability to continue as a going concern.
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
As further discussed in Note 10, the Company terminated its agreement with Sing Lin in 2010. As of January 31, 2011, the Company has receivables from and prepayments to Sing Lin of approximately $200,000, net of payables due to Sing Lin, and tooling and equipment with a net book value of approximately $235,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin; however the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
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
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At January 31, 2011 and July 31, 2010, the Company had approximately $109,000 and $125,000, respectively, on deposit in such sweep accounts.
Allowances for Doubtful Accounts. The Company provides an allowance for royalties and other receivables it believes it may not collect in full. Receivables are written off when they are deemed to be uncollectible and all collection attempts have ceased. The amount of bad debt recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analysis of the Company’s accounts receivable each period and subjective assessments of the Company’s future bad debt exposure. The Company’s royalties and other receivables as of January 31, 2011 and July 31, 2010 in the accompanying unaudited condensed consolidated balance sheets are each presented net of an approximately $0 and $10,000, respectively, allowance for doubtful accounts.
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at January 31, 2011 and July 31, 2010 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.
Tooling and Equipment. These assets are stated at cost and depreciated or amortized using the straight-line method, over their estimated useful lives.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2011
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
The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2008 to 2010 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2007 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.
Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured. The Company recognizes royalties as they are earned, based on reports from licensees.
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $5,000 and $12,000, respectively, for the three and six months ended January 31, 2011. Advertising and promotional costs totaled $29,000 and $54,000, respectively, for the three and six months ended January 31, 2010.
Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.
Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and six months ended January 31, 2011 and 2010, and management estimates that the Company’s accrued warranty expense at January 31, 2011 will be sufficient to offset claims made for units under warranty.
Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, as operating costs and expenses, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying option and is included in selling, general and administrative costs and expenses for all periods presented.
Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2011 and July 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, advances, royalties and other receivables, accounts payable, customer deposits, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.
Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity and other comprehensive loss. Foreign currency translation adjustments totaled $14,000 and $0, respectively, for the six months ended January 31, 2011 and 2010.
Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2011
3. INVENTORIES
The Company’s inventory consisted of the following at January 31, 2011 (unaudited) and July 31, 2010 (in thousands):

	January 31, 2011	July 31, 2010
Work-in-progress, spare parts and accessories	$5	$5
Finished goods	656	761

Total inventories	$661	$766

4. STOCK-BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $22,000 and $45,000, respectively, for the three and six months ended January 31, 2011 and $15,000 and $53,000 respectively, for the three and six months ended January 31, 2010. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.
The Company’s 2000 Stock Option Plan (the “2000 Plan”), as amended, provides for a total of 2,000,000 shares of Common Stock. The 2000 Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual option agreements. The 2000 Plan expired on March 1, 2011. No additional grants may be made under the 2000 Plan; however, previously granted options will remain in force pursuant to the terms of the individual grants.
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
The Company did not grant any stock options during the six months ended January 31, 2011 or the six months ended January 31, 2010. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on assumptions regarding expected term, volatility, risk-free interest rates, dividend yield and forfeiture rates. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2011
A summary of the Company’s stock option activity for the six months ended January 31, 2011 is as follows:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (years)	Value
Options outstanding, July 31, 2010	2,545,832	$0.557

Options granted	—	n/a

Options exercised	(26,666)	$0.150

Options forfeited or expired	(76,666)	$0.349

Options outstanding, January 31, 2011	2,442,500	$0.568	2.45	$14,400

Options expected to vest, January 31, 2011	2,412,365	$0.570	2.41	$14,400

Options exercisable, January 31, 2011	1,978,750	$0.607	1.64	$14,400

Of the 2,442,500 options outstanding at January 31, 2011, 1,450,000 were issued under the 2000 Plan and 992,500 were issued outside of shareholder approved plans. There were 26,666 options exercised during the six month period ended January 31, 2011. There were 76,666 options forfeited or expired during the six month period ended January 31, 2011, including 50,000 options forfeited as a result of employee terminations.
As of January 31, 2011, there was $66,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.89 years.
5. ROYALTIES
The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software by SensorMedics and VivoMetrics.
Royalty income from such product sales amounted to $104,000 and $87,000 for the six months ended January 31, 2011 and 2010, respectively, all of which was attributable to the licensing agreement with SensorMedics and VivoMetrics. Royalties from VivoMeterics of $10,000 and $0 were recognized for the six months ended January 31, 2011 and 2010, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. At July 31, 2010, the Company had a $10,000 receivable from VivoMetrics that was fully reserved in allowances for doubtful accounts. As a condition to the transfer of the VivoMetrics license to a new licensee pursuant to VivoMetrics’ court-approved plan of reorganization, VivoMetrics paid the $10,000 outstanding balance in January 2011. Upon collection of the previously-reserved receivable, the Company reversed the allowance, resulting in the recognition of $10,000 additional royalty income in the period ended January 31, 2011. The Company does not anticipate any additional royalty income from the transferred VivoMetrics license for the foreseeable future. The royalties receivable balance at January 31, 2011 was $16,000, consisting entirely of receivables from SensorMedics.
6. NOTES PAYABLE
2010 Credit Facility. On March 31, 2010, the Company entered into a Note and Security Agreement (the “Credit Facility Agreement”) with two lenders (the “2010 Lenders”), pursuant to which the 2010 Lenders granted the Company a revolving credit line (the “Credit Facility”) in the aggregate amount of $1.0 million, secured by all of the Company’s personal property. The 2010 Lenders include a holder of more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman of the Board of Directors. The Company is permitted to borrow and reborrow from time to time under the Credit Facility (the “Credit Facility Maturity Date”). The Credit Facility was originally set to expire on March 31, 2011 but was extended to July 31, 2011 (See Note 12). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an Event of Default. All amounts owing under the Credit Facility are required to be repaid by the Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2011, the Company had drawn down $1,000,000 under the Credit Facility.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2011
7. SHAREHOLDERS’ EQUITY
The Company issued 165,000 shares of common stock for the six months ended January 31, 2011 upon the conversion of an aggregate of 33 shares of Series D Preferred Stock pursuant to the terms of the Series D Preferred Stock. The Company received $2,000 from existing option holders during the six months ended January 31, 2011 for the exercise of options to purchase 13,333 shares of Common Stock, and 5,925 shares were issued to other existing option holders upon the cashless exercise of 13,333 options.
8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended January 31, 2011 and 2010, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2011	January 31, 2010
Stock options	2,442,500	2,296,832
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	14,455,000

Total	17,968,700	18,303,032

9. RELATED PARTY TRANSACTIONS
The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 and $31,000, respectively, in the three and six months ended January 31, 2011 and approximately $13,000 and $28,000, respectively, in the three and six months ended January 31, 2010.
The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The current rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month and escalate 3.5% annually over the life of the lease. The Company recorded rent expense related to the Hialeah warehouse of approximately $15,000 and $30,000, respectively, for the three and six months ended January 31, 2011 and approximately $10,000 and $24,000, respectively, in the three and six months ended January 31, 2010.
As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $400,000 and $600,000, respectively, for the six months ended January 31, 2011 and July 31, 2010, and $1,000,000 and $600,000 was outstanding as of January 31, 2011 and July 31, 2010, respectively. The Company accrued interest expense related to the Credit Facility of approximately $27,000 and $46,000 for the three and six months ended January 31, 2011 and approximately $63,000 of accrued interest remained outstanding at January 31, 2011.
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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2011
The Company’s Chief Financial Officer also serves as the Chief Financial Officer of Safestitch and Vice President of Finance for Aero, which supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Cardo. The shared employee costs are allocated to the participating companies based on an estimate of the time each employee is expected to spend in addressing each company’s requirements. The allocations are reviewed quarterly and, if any adjustment to the allocation methodology is warranted, the proposed adjustments are presented to the Audit Committee or Board of each company for approval prior to implementation. Effective August 1, 2010, all of the shared personnel previously employed directly by NIMS were hired by SafeStitch, resulting in a decrease in NIMS’ payroll and an increase in shared services fees. The Company recorded selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $40,000 and $82,000, respectively, for the three and six months ended January 31, 2011, and $7,000 and $14,000, respectively, for the three and six months ended January 31, 2010. Accounts payable to SafeStitch related to these arrangements totaled approximately $12,000 and $10,000, respectively, at January 31, 2011 and July 31, 2010, respectively.
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
Pursuant to the now-terminated Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000. The net book value of the tooling at January 31, 2011 was approximately $235,000, and is included in tooling and equipment, net.
Under the now-terminated Agreement, the Company also granted Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.
The Agreement further provided for the Company to purchase at least $2.6 million, $4.1 million and $8.8 million of Exer-Rest units, respectively, in first, second and third years following the September 2008 acceptance of the final product. These purchase amounts were based upon 2007 product costs multiplied by annual volume commitments. The Company had paid Sing Lin an aggregate of $1.7 million in connection with orders placed through the September 2010 termination date. Of this amount, $90,000 is included in advances to contract manufacturer in the accompanying unaudited condensed consolidated financial statements. As of the termination date, the Company had approximately $110,000 of net receivables from Sing Lin, and aggregate minimum future purchases under the Agreement totaled approximately $13.8 million.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2011
11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at January 31, 2011 and July 31, 2010 (in thousands):

	Estimated	January 31,	July 31,
	Useful Life	2011	2010
Tooling and equipment	5 years	$471	$471
Furniture and fixtures, leasehold improvements, office equipment and computers	3 — 5 years	99	99
Website and software	3 years	26	26

		596	596
Less accumulated depreciation		(315)	(254)

Tooling and equipment, net		$281	$342

Depreciation expense was $31,000 and $61,000 during the three and six months ended January 31, 2011, respectively, and was $31,000 and $61,000 during the three and six months ended January 31, 2010, respectively. Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years. Thirteen Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $40,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. As of January 31, 2011, tooling and equipment with a net book value of approximately $235,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin, and no amounts have been provided for potential losses on these assets.
All patents and trademarks have been fully amortized since October 31, 2007, and the Company did not record any amortization expense for the three and six months ended January 31, 2011 and 2010.
12. SUBSEQUENT EVENTS
On March 14, 2011, the 2010 Lenders approved an amendment to the Credit Facility Agreement extending the Maturity Date on the credit facility from March 31, 2011 to July 31, 2011.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-looking Statements.
This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2011, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals; other factors described herein as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2010. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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
We entered into a product development and supply agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement that was terminated effective September 2010, Sing Lin began manufacturing the third generation versions of our patented Exer-Rest motorized platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700). We filed a 510(k) premarket notification submission with the FDA in October 2008 for approval to market the Exer-Rest line of platforms in the United States. The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School. The submission supported Exer-Rest safety and efficacy for the intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains and to provide local muscle relaxation. The FDA informed us in January 2009 that the full Exer-Rest line of products would be registered as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission, at which time we commenced marketing the Exer-Rest in the U.S. In June 2009, the FDA notified us that the additional intended use of the Exer-Rest as an aid to reduce morning stiffness would be added to the Exer-Rest’s FDA registration. We currently market and sell our Exer-Rest devices in the US, Canada, UK, Europe, India and Latin America. Prior to the 2010 termination of our development and supply agreement with them, Sing Lin marketed and sold the Exer-Rest exclusively in certain Asian markets.
The development of the Exer-Rest has necessitated substantial expenditures and commitments of capital, and we anticipate experiencing losses through the end of the 2011 fiscal year as we expect to expand sales in the US, Canada, the UK, Europe, India, Latin America and the Far East. We will need to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to expand sales and/or raise capital, we will not be able to continue our operations.
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

NON-INVASIVE MONITORING SYSTEMS, INC
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies. The Company’s accounting policy for loss contingencies complies with ASC 450-20-25-2. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2010. Actual results may differ from these estimates.
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
Three and six months ended January 31, 2011 compared to three and six months ended January 31, 2010
Revenues. Total revenue for the three months ended January 31, 2011 was of $187,000, as compared to $199,000 for the three months ended January 31, 2010. The $12,000 decrease was due to an $11,000 increase in royalty revenue in the 2011 period, partially offset by a $23,000 decrease in product sale revenue. Total revenues decreased from $396,000 for the six months ended January 31, 2010, to $359,000 for the six months ended January 31, 2011. This $37,000 decrease resulted from a $54,000 decrease in product sales, offset in part by a $17,000 increase in royalty revenues.
Exer-Rest platform unit sales revenue during the six months ended January 31, 2011 decreased approximately 18% over the six months ended January 31, 2010. This decrease in product sales revenue was primarily attributable to deliveries of bulk orders of Exer-Rest AT3800 models to overseas distributors in the six months ended January 31, 2010.
Royalty revenue from SensorMedics and VivoMetrics was $56,000 and $104,000 for the three and six months ended January 31, 2011, respectively and was $45,000 and $87,000 for the three and six months ended January 31, 2010, respectively. The $11,000 and $17,000 respective increases for the three and six month periods are primarily attributable reasonable business growth and the $10,000 receipt from VivoMetrics in 2011. As discussed above, there can be no assurance that we will receive any future royalties from the pending assignment of our license with VivoMetrics.
Cost of Sales. Cost of sales for the three and six months ended January 31, 2011 was $49,000 and $94,000, respectively, as compared to $83,000 and $150,000, respectively, for the three and six months ended January 31, 2010. These $34,000 and $56,000 respective decreases were primarily the result of the decreased number of units sold in the 2011 fiscal periods. As a percentage of revenue, cost of sales was lower in the six months ended January 31, 2011 primarily because a greater proportion of units delivered in the six months ended January 31, 2010 were sold to distributors at discounted prices.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $403,000 and $865,000, respectively, for the three and six months ended January 31, 2011, from $453,000 and $989,000, respectively, for the three and six months ended January 31, 2010. These $50,000 and $124,000 respective decreases were primarily attributable to decreases in stock-based compensation expense, payroll expenses, advertising and trade show expenses and rent, offset in part by increased accounting and legal costs attributable to our shared services arrangement with certain affiliated companies. SG&A costs and expenses include stock-based compensation expense, which totaled $45,000 for the six months ended January 31, 2011, as compared to $53,000 for the six months ended January 31, 2010. We expect payroll and other SG&A costs and expenses to decrease throughout the remainder of the 2012 fiscal year as we implement cost-containment measures to extend the utilization of our available cash and credit.

NON-INVASIVE MONITORING SYSTEMS, INC
Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased to $22,000 for the six months ended January 31, 2011 from $55,000 for the six months ended January 31, 2010, a decrease of $33,000 and decreased to $11,000 for the three months ended January 31, 2011 from $15,000 for the three months ended January 31, 2010, a decrease of $4,000. The higher costs in the three and six months ended January 31, 2010 related primarily to costs associated with the commencement of certain clinical trials.
Total operating costs and expenses. Total operating costs and expenses decreased $88,000 from $551,000 for the three months ended January 31, 2010 to $463,000 for the three months ended January 31, 2011. Total operating costs and expenses decreased $213,000 from $1,194,000 for the six months ended January 31, 2010 to $981,000 for the six months ended January 31, 2011. These decreases were primarily attributable to the decrease in cost of sales related to lower sales volume, as well as the lower SG&A and R&D costs and expenses discussed above.
Interest expense, net. Net interest expense was $27,000 and $46,000 in the three and six month periods ended January 31, 2011, as compared to $0 for the three and six months ended January 31, 2010, respectively. The $46,000 net interest expense in the 2011 periods was related to balances outstanding under the credit facility described below to the accompanying unaudited condensed consolidated financial statements.
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities and the credit facility. At January 31, 2011, we had approximately $133,000 of cash. We expect these funds will be sufficient to support our operations only through early April, 2011. If we are not able to generate significant revenue with our current marketing efforts, we will be required to obtain additional external financing to continue operations. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the Global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.
Net cash used in operating activities was $402,000 and $683,000 for six months ended January 31, 2011 and 2010, respectively. Reduced payments to Sing Lin for inventory purchases were offset by increased use of cash for other working capital items.
Net cash provided by financing activities was $369,000 for the six months ended January 31, 2011, primarily from the $400,000 proceeds from the Credit Facility described in Note 6 to the accompanying unaudited condensed consolidated financial statements. Net cash used by financing activities was $33,000 for the six months ended January 31, 2010, primarily for the repayment of notes financing insurance premiums.
Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through January 31, 2011, we paid Sing Lin $1.7 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $60,000 upon taking delivery of the units currently in production. As of January 31, 2011, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of January 31, 2011, the Company has receivables from and prepayments to Sing Lin of approximately $200,000, net of payables due to Sing Lin, and tooling and equipment with a net book value of approximately $235,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on our ability to resolve the issue with Sing Lin, however there can be no assurance that the value of these assets will be realized. Our discussions with Sing Lin are ongoing.
2010 Credit Facility. On March 31, 2010, we entered into a Note and Security Agreement (the “Credit Facility Agreement”) with Frost Gamma and Hsu Gamma (the “2010 Lenders”), pursuant to which the 2010 Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2011 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2011, we had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

NON-INVASIVE MONITORING SYSTEMS, INC
Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The Company had net losses totaling $1.6 million for the year ended July 31, 2010, and $657,000 for the six months ended January 31, 2011. In addition, we have an accumulated deficit of $22.0 million as of January 31, 2011, and we have potential purchase obligations outstanding at January 31, 2011 (see Note 10 to the accompanying unaudited condensed consolidated financial statements). As of January 31, 2011, we had cash and cash equivalents of approximately $133,000, and had no credit remaining under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond early April 2011. There can be no assurance that we will be able to raise additional capital on terms acceptable to us or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NON-INVASIVE MONITORING SYSTEMS, INC
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
The unavailability of third-party reimbursement may make healthcare providers less willing to purchase our products.
If Medicare and/or third-party payers elect to not reimburse WBPA as a qualified unlisted procedure or if a new reimbursement code is not established, it may weaken demand for our product among healthcare providers, which could have a material adverse effect on the results of our operations and financial position.
Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
Our common stock, which currently trades only on the OTCQB, is a “penny stock” since, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, and it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.
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
Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.15 and $0.49 for the 52-week period ended September 30, 2010. Factors that have a significant impact on the price of our common stock, in addition to the other issues described in this report, include results of or delays in our pre-clinical and clinical studies, announcements of technological innovations or new commercial products by us or others, developments in patents and other proprietary rights by us or others, future sales of our common stock by existing shareholders, regulatory developments or changes in regulatory guidance, the departure of our officers, directors or key employees, and period-to-period fluctuations in our financial results. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCQB, or other quotation system.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company issued 5,925 shares of its common stock to an option holder upon the cashless exercise of 13,333 options on January 27, 2011. On January 26, 2011, the Company issued 13,333 shares of its common stock upon exercise of options by a former director of the Company at an exercise price of $ 0.15 per share for total consideration of $2,000. The proceeds will be used for general working capital purposes. The Company issued the above-described Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933. The securities described above were issued to accredited investors. The exercised options restrict transfer of Common Stock acquired upon exercise thereof unless an applicable exemption exists under the securities laws, and a legend was placed on the stock certificates representing the Common Stock issued upon exercise to the effect that the shares were not registered and absent registration could only be transferred with an appropriate exemption.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submissions of Matters to a Vote of Security Holders
None.

NON-INVASIVE MONITORING SYSTEMS, INC

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

Dated: March 17, 2011	By:	/s/ Dr. Marvin A. Sackner Dr. Marvin A. Sackner, Chief Executive Officer

Dated: March 17, 2011	By:	/s/ James J. Martin James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.