Form 10-Q
period 2011-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2011-06-14
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
68,922,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 2, 2011.

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in 000s, except per share data)

	April 30, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$45	$165
Royalties and other receivables, net	257	211
Inventories, net	583	766
Advances to contract manufacturer	90	90
Prepaid expenses, deposits, and other current assets	45	57

Total current assets	1,020	1,289

Tooling and equipment, net	249	342

Total assets	$1,269	$1,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable — related party	$1,000	$600
Notes payable — other	—	33
Accounts payable and accrued expenses	322	276
Customer deposits	—	16

Total current liabilities	1,322	925

Total liabilities	$1,322	$925

Commitments (Note 10)	—	—

Shareholders’ equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 and 2,828 shares issued and outstanding, respectively; liquidation preference $4,193 and $4,242, respectively	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,922,423 and 68,738,165 shares issued and outstanding, respectively	689	687
Additional paid-in-capital	21,478	21,419
Accumulated deficit	(22,207)	(21,427)
Accumulated other comprehensive loss	(78)	(38)

Total shareholders’ equity	(53)	706

Total liabilities and shareholders’ equity	$1,269	$1,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS — Unaudited
($ in 000s, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
Revenues
Product sales, net	$208	$86	$463	$394
Royalties	34	33	138	120

Total revenues	242	119	601	514

Operating costs and expenses

Cost of sales	62	23	156	173
Selling, general and administrative	274	484	1,139	1,473
Research and development	8	31	30	86

Total operating costs and expenses	344	538	1,325	1,732

Operating loss	(102)	(419)	(724)	(1,218)

Interest expense, net	(29)	(3)	(75)	(2)
Other income (expense), net	8	58	19	59

Net loss	$(123)	$(364)	$(780)	$(1,161)

Other comprehensive (loss) income
Currency translation adjustment	(26)	(21)	(40)	(21)

Comprehensive net loss	$(149)	$(385)	$(820)	$(1,182)

Loss per common share:
Net loss	$(123)	$(364)	$(780)	$(1,161)

Net loss attributable to common shareholders	$(123)	$(364)	$(780)	$(1,161)

Weighted average number of common shares outstanding — Basic and diluted	68,922	68,473	68,922	68,416

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — Unaudited
For the nine months ended April 30, 2011
($ in 000s, except share data)

											Accumulated Other
	Preferred Stock								Additional	Accum-	Compre-
	Series B		Series C		Series D		Common Stock		Paid-in-	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at July 31, 2010	100	$—	62,048	$62	2,828	$3	68,738,165	$687	$21,419	$(21,427)	$(38)	$706

Conversion of Series D Preferred Stock into Common Stock	—	—	—	—	(33)	—	165,000	2	(2)	—	—	—
Common stock issued for cash on exercise of options and warrants	—	—	—	—	—	—	13,333	—	2	—	—	2
Cashless exercise of 13,333 options	—	—	—	—	—	—	5,925	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	59	—	—	59
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(40)	(40)
Net loss	—	—	—	—	—	—	—	—	—	(780)	—	(780)

Balance at April 30, 2011	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,478	$(22,207)	$(78)	$(53)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
($ in 000s)
Nine months ended April 30, 2011 and 2010

	2011	2010
Operating activities
Net loss	$(780)	$(1,161)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	89	93
Stock-based compensation expense	59	71
Loss on disposal of assets	—	3
Allowance for doubtful accounts	(10)	—
Foreign currency transaction gain	(19)	(62)

Changes in operating assets and liabilities
Accounts and royalties receivable, net	(34)	(166)
Inventories, net	209	106
Advances to contract manufacturer	—	54
Prepaid expenses, deposits and other current assets	12	3
Accounts payable and accrued expenses	(3)	13
Customer deposits	(16)	(9)

Net cash used in operating activities	(493)	(1,055)

Investing activities
Fixed asset sales	4	—

Net cash used in investing activities	4	—

Financing activities
Net proceeds from issuance of common stock and exercise of options	2	1
Proceeds from issuance of notes payable	388	370
Repayments of notes payable	(21)	(50)

Net cash provided by financing activities	369	321

Effect of exchange rate changes on cash	—	(3)

Net (decrease) increase in cash	(120)	(737)
Cash, beginning of period	165	886

Cash, end of period	$45	$149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011
The condensed consolidated balance sheet as of July 31, 2010, which has been derived from audited financial statements, and the unaudited condensed interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2011, and results of operations and cash flows for the interim periods ended April 30, 2011 and 2010. The results of operations for the three and nine months ended April 30, 2011 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2010.
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
The Company has developed a third generation of Exer-Rest® acceleration therapeutic platforms (designated the Exer-Rest® SL and the Exer-Rest® TL) that was being manufactured by Sing Lin Technologies Co. Ltd. (“Sing Lin”) based in Taichung, Taiwan (see Note 10).

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011
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
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated unaudited financial statements, the Company had net losses of $0.8 million and $1.2 million for the nine month periods ended April 30, 2011 and 2010, respectively, and has experienced significant cash outflows from operating activities. The Company also has an accumulated deficit of $22.2 million as of April 30, 2011, has outstanding notes payable of $1,000,000 and has substantial purchase commitments (see Notes 6 and 10). As of April 30, 2011, the Company had cash of approximately $45,000 and negative working capital of approximately $302,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
Significant increases in product sales, and additional debt or equity financing will be required for the Company to continue its business activities beyond June 2011. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
As further discussed in Note 10, the Company terminated its agreement with Sing Lin in 2010. As of April 30, 2011, the Company has receivables from and prepayments to Sing Lin of approximately $200,000, net of payables due to Sing Lin, and tooling and equipment with a net book value of approximately $212,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin; however the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
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
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At April 30, 2011 and July 31, 2010, the Company had approximately $27,000 and $125,000, respectively, on deposit in such sweep accounts.
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
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories at April 30, 2011 and July 31, 2010 primarily consist of finished Exer-Rest® units and purchased sub-assemblies to be used by the Company’s US-based contract manufacturer in production of the Exer-Rest® AT. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.
Tooling and Equipment. These assets are stated at cost and depreciated or amortized using the straight-line method, over their estimated useful lives.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011
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
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $5,000 and $17,000, respectively, for the three and nine months ended April 30, 2011. Advertising and promotional costs totaled $7,000 and $61,000, respectively, for the three and nine months ended April 30, 2010.
Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.
Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and nine months ended April 30, 2011 and 2010, and management estimates that the Company’s accrued warranty expense at April 30, 2011 will be sufficient to offset claims made for units under warranty.
Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, as an operating expense, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying option and is included in selling, general and administrative costs and expenses in the condensed consolidated comprehensive statements of operations for all periods presented.
Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2011 and July 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, advances, royalties and other receivables, accounts payable, customer deposits, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.
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

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011
3. INVENTORIES
The Company’s inventory consisted of the following at April 30, 2011 and July 31, 2010 (in thousands):

	April 30, 2011	July 31, 2010
Work-in-progress, spare parts and accessories	$5	$5
Finished goods	578	761

Total inventories	$583	$766

4. STOCK-BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $14,000 and $59,000, respectively, for the three and nine months ended April 30, 2011, and $18,000 and $71,000 respectively, for the three and nine months ended April 30, 2010. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.
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
The Company did not grant any stock options during the nine months ended April 30, 2011 and granted 355,000 stock options during the nine months ended April 30, 2010. The weighted average grant date fair value of the options granted during the nine months ended April 30, 2010 was $0.34 per share, respectively. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on assumptions regarding expected term, volatility, risk-free interest rates, dividend yield and forfeiture rates. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011
A summary of the Company’s stock option activity for the nine months ended April 30, 2011 is as follows:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (years)	Value
Options outstanding, July 31, 2010	2,545,832	$0.557

Options granted	—	n/a

Options exercised	(26,666)	$0.150

Options forfeited or expired	(677,916)	$0.478

Options outstanding, April 30, 2011	1,841,250	$0.592	2.81	$6,400

Options expected to vest, April 30, 2011	1,820,550	$0.594	2.78	$6,400

Options exercisable, April 30, 2011	1,582,500	$0.624	2.37	$6,400

Of the 1,841,250 options outstanding at April 30, 2011, 848,750 were issued under the 2000 Plan and 992,500 were issued outside of shareholder approved plans. There were 26,666 options exercised during the nine month period ended April 30, 2011. There were 677,916 options forfeited or expired during the nine month period ended April 30, 2011, including 101,250 options forfeited as a result of employee terminations.
As of April 30, 2011, there was $52,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.86 years.
5. ROYALTIES
The Company is a party to two licensing agreements and receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics.
Royalty income from such product sales amounted to $138,000 and $120,000 for the nine months ended April 30, 2011 and 2010, respectively, all of which was attributable to the licensing agreement with SensorMedics and VivoMetrics. Royalties from VivoMeterics of $10,000 and $0 were recognized for the nine months ended April 30, 2011 and 2010, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. At July 31, 2010, the Company had a $10,000 receivable from VivoMetrics that was fully reserved in allowances for doubtful accounts. As a condition to the transfer of the VivoMetrics license to a new licensee pursuant to VivoMetrics’ court-approved plan of reorganization, VivoMetrics paid the $10,000 outstanding balance in January 2011. Upon collection of the previously-reserved receivable, the Company reversed the allowance, resulting in the recognition of $10,000 additional royalty income in the period ended January 31, 2011. The Company does not anticipate any additional royalty income from the transferred VivoMetrics license for the foreseeable future. The royalties receivable balance at April 30, 2011 was $50,000, consisting entirely of receivables from SensorMedics. The royalties receivable balance at July 31, 2010 was $15,000, which was net of a $10,000 allowance for doubtful accounts to reserve all outstanding receivables from VivoMetrics.
6. NOTES PAYABLE
2010 Credit Facility. On March 31, 2010, the Company entered into a Note and Security Agreement (the “Credit Facility Agreement”) with two lenders (the “2010 Lenders”), pursuant to which the 2010 Lenders granted the Company a revolving credit line (the “Credit Facility”) in the aggregate amount of $1.0 million, secured by all of the Company’s personal property. The 2010 Lenders include a holder of more than 10% of the outstanding Common Stock and an entity controlled by the Company’s Chairman of the Board of Directors. The Company is permitted to borrow and reborrow from time to time under the Credit Facility (the “Credit Facility Maturity Date”). In March 2011, the expiration date of the Credit Facility was extended from March 31, 2011 to July 31,2011. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an Event of Default. All amounts owing under the Credit Facility are required to be repaid by the Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2011, the Company had drawn down the full $1,000,000 under the Credit Facility. There is no additional borrowing available under the Credit Facility.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011
7. SHAREHOLDERS’ EQUITY
The Company issued 165,000 shares of common stock for the nine months ended April 30, 2011 upon the conversion of an aggregate of 33 shares of Series D Preferred Stock pursuant to the terms of the Series D Preferred Stock. The Company received $2,000 from existing option holders during the nine months ended April 30, 2011 for the exercise of options to purchase 13,333 shares of Common Stock, and 5,925 shares were issued to other existing option holders upon the cashless exercise of 13,333 options.
8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2011 and 2010, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2011	April 30, 2010
Stock options	1,841,250	2,545,832
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	14,140,000

Total	17,367,450	18,237,032

9. RELATED PARTY TRANSACTIONS
The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 and $40,000, respectively, in the three and nine months ended April 30, 2011, and approximately $13,000 and $40,000, respectively, in the three and nine months ended April 30, 2010.
The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The current rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. The Company recorded rent expense related to the Hialeah warehouse of approximately $16,000 and $46,000, respectively, for the three and nine months ended April 30, 2011 and approximately $15,000 and $39,000, respectively, in the three and nine months ended April 30, 2010.
As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $400,000 and $600,000, respectively, for the nine months ended April 30, 2011 and July 31, 2010, and $1,000,000 and $600,000 was outstanding as of April 30, 2011 and July 31, 2010, respectively. The Company incurred interest expense related to the Credit Facility of approximately $29,000 and $75,000 for the three and nine months ended April 30, 2011 and approximately $92,000 of accrued interest remained outstanding at April 30, 2011.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011
Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Tiger X Medical (formerly known as Cardo Medical, Inc.) (“Tiger X”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer of Safestitch and Vice President of Finance for Aero, which supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. The shared employee costs are allocated to the participating companies based on an estimate of the time each employee is expected to spend in addressing each company’s requirements. The allocations are reviewed quarterly and, if any adjustment to the allocation methodology is warranted, the proposed adjustments are presented to the Audit Committee or Board of each company for approval prior to implementation. Effective August 1, 2010, all of the shared personnel previously employed directly by NIMS were hired by SafeStitch, resulting in a decrease in NIMS’ payroll and an increase in shared services fees. The Company recorded selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $29,000 and $112,000, respectively, for the three and nine months ended April 30, 2011, and $14,000 and $33,000, respectively, for the three and nine months ended April 30, 2010. Accounts payable to SafeStitch related to these arrangements totaled approximately $9,000 and $10,000, respectively, at April 30, 2011 and July 31, 2010.
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
Pursuant to the now-terminated Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000. The net book value of the tooling at April 30, 2011 was approximately $212,000, and is included in tooling and equipment, net.
Under the now-terminated Agreement, the Company also granted Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin has agreed not to sell the Products outside its geographic areas in the Far East.
The now terminated Agreement further provided for the Company to purchase at least $2.6 million, $4.1 million and $8.8 million of Exer-Rest units, respectively, in first, second and third years following the September 2008 acceptance of the final product. These purchase amounts were based upon 2007 product costs multiplied by annual volume commitments. The Company had paid Sing Lin an aggregate of $1.7 million in connection with orders placed through the September 2010 termination date. Of this amount, $90,000 is included in advances to contract manufacturer in the accompanying unaudited condensed consolidated financial statements. As of the termination date, the Company had approximately $110,000 of net receivables from Sing Lin, and aggregate minimum future purchases under the Agreement totaled approximately $13.8 million.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011
11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, office equipment and computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at April 30, 2011 and July 31, 2010 (in thousands):

	Estimated		July 31,
	Useful Life	April 30, 2011	2010
Tooling and equipment	5 years	$471	$471
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	94	99
Website and software	3 years	26	26

		591	596
Less accumulated depreciation		(342)	(254)

Tooling and equipment, net		$249	$342

Depreciation expense was $28,000 and $32,000 during the three months ended April 30, 2011 and 2010, respectively, and was $89,000 and $93,000 during the nine months ended April 30, 2011 and 2010, respectively. Depreciation on the tooling commenced in August 2008 based upon an estimated useful life of five years. Twelve Exer-Rest® SL and TL demonstration units are included in furniture and fixtures at an aggregate cost of $36,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. As of April 30, 2011, tooling and equipment with a net book value of approximately $212,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on the Company’s ability to resolve the issue with Sing Lin, and no amounts have been provided for potential losses on these assets.

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
Products
Exer-Rest® Therapeutic Platforms. The Exer-Rest AT therapeutic platform is based upon the design and concept of our original AT-101 therapeutic vibrator, but has the dimensions and appearance of a commercial extra long twin bed, is more efficient, less costly and priced lower. QTM Incorporated (“QTM”), an FDA registered manufacturer (Oldsmar, FL) manufactured the device, which was built in accordance with ISO and FDA Good Manufacturing Practices. Sales of the Exer-Rest AT began overseas in October 2007. We discontinued manufacturing of the Exer-Rest AT in July 2009, and we expect to utilize our remaining inventory of these units primarily for research purposes. The Exer-Rest AT3800 and Exer-Rest AT4700, which were manufactured for us by Sing Lin prior to the termination of our agreement with them, are next generation versions of the Exer-Rest AT and further advance the acceleration therapeutic platform technology. The AT3800 (38” wide) and AT4700 (47” wide) models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the WBPA experience. Sales of the Exer-Rest AT3800 and Exer-Rest AT4700 platforms began outside the US in October 2008, and US sales commenced in February 2009.
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
Three and Nine months ended April 30, 2011 Compared to Three and Nine months Ended April 30, 2010
Revenue. Total revenue for the three months ended April 30, 2011 was $242,000, as compared to $119,000 for the three months ended April 30, 2010. The $123,000 increase was due to increased product sales revenue and royalty revenue. Total revenue for the nine months ended April 30, 2011 was $601,000, as compared to $514,000 for the nine months ended April 30, 2010. The $87,000 increase was the result of a $69,000 increase in product sales due to increase sales efforts directly to the consumer, referrals from physicians and clients as well as increased awareness in select international markets and an $18,000 increase in royalties.
Exer-Rest platform unit sales revenue during the three months ended April 30, 2011 increased approximately 110% over the three months ended April 30, 2010. This increase was due to a heightened sales effort. Exer-Rest platform unit sales revenue during the nine months ended April 30, 2011 increased approximately 17% over the nine months ended April 30, 2010. This increase in product sales revenue was primarily attributable to deliveries of bulk orders of Exer-Rest AT3800 models to overseas distributors in the nine months ended April 30, 2010.
Royalty revenue from SensorMedics and VivoMetrics was $34,000 and $138,000 for the three and nine months ended April 30, 2011, respectively and was $33,000 and $120,000 for the three and nine months ended April 30, 2010, respectively. The $1,000 and $18,000 increases for the three and nine month periods ended April 30, 2011 and 2010, respectively, are primarily due to reasonable business growth and the $10,000 receipt from VivoMetrics in 2011 that was part of a court-approved reorganization plan. As discussed above, there can be no assurance that we will receive any future royalties from the pending assignment of our license with VivoMetrics.
Cost of Sales. Cost of sales for the three months ended April 30, 2011 was $62,000, as compared to $23,000 for the three months ended April 30, 2010. This $39,000 increase was directly attributable to the increase in unit sales over the period. Cost of sales for the nine months ended April 30, 2011 was $156,000, as compared to $173,000 for the nine months ended April 30, 2010. The $17,000 decrease was attributable to decrease unit sales in Canada and reduced freight cost.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $274,000 and $1.1 million, respectively, for the three and nine months ended April 30, 2011, from $484,000 and $1.5 million, respectively, for the three and nine months ended April 30, 2010. These $210,000 and $334,000 decreases for the three and nine months ended April 30, 2011 and 2010, respectively, were primarily attributable to decreases in stock-based compensation expense, payroll expenses, advertising and trade show expenses and rent, offset in part by increased accounting and legal costs attributable to our shared services arrangement with certain affiliated companies. SG&A costs and expenses include stock-based compensation expense, which totaled $59,000 for the nine months ended April 30, 2011, as compared to $71,000 for the nine months ended April 30, 2010. We expect payroll and other SG&A costs and expenses to decrease throughout the remainder of the 2011 fiscal year as we continue to implement cost-containment measures to extend the utilization of our available cash and credit.
Research and development costs and expenses. Research and development costs and expenses decreased $23,000 from $31,000 for the three months ended April 30, 2010 to $8,000 for the three months ended April 30, 2011. Research and development costs and expenses decreased $56,000 from $86,000 for the nine months ended April 30, 2010 to $30,000 for the nine months ended April 30, 2011. The higher costs in the three and nine months ended April 30, 2010 related primarily to costs associated with the continuation of certain clinical trials not done in 2011.

Total operating costs and expenses. Total operating costs and expenses decreased $194,000 from $538,000 for the three months ended April 30, 2010 to $344,000 for the three months ended April 30, 2011 due to the factors cited above. Total operating costs and expenses decreased $407,000 from $1,732,000 for the nine months ended April 30, 2010 to $1,325,000 for the nine months ended April 30, 2011. These decreases were primarily attributable to reductions in payroll expense and clinical trials.
Interest income (expense), net. Net interest expense was $29,000 and $75,000, respectively, in the three and nine month periods ended April 30, 2011, as compared to $3,000 and $2,000 for the three and nine months ended April 30, 2010, respectively. The net interest expense was related to balances outstanding under the Note and Security Agreement described in Note 6 to the accompanying unaudited condensed consolidated financial statements.
Other income (expense), net. Net other income for the three and nine months ended April 30, 2011, was $8,000 and $19,000, respectively. Net other income for the three and nine months ended April 30, 2010, was $58,000 and $59,000, respectively. The other income for the nine months ended April 30, 2010 was higher compared to the nine months ended April 30, 2011 primarily due to approximately $62,000 of aggregate foreign currency exchange gains on accounts payable in 2010 held by our foreign subsidiary denominated in US Dollars, offset in part by a $3,000 loss on the disposal of leasehold improvements from the closing of the Toronto demonstration center for a net other income of $59,000 for the nine months ended April 30, 2010.
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. At April 30, 2011, we had cash of approximately $45,000 and negative working capital of approximately $302,000. If we are not able to generate significant additional revenue, we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements, to continue operations beyond June 2011. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by economic turmoil in the Global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities. Additionally, the sale of equity or convertible debt securities may result in dilution to our stockholders.
Net cash used in operating activities was $493,000 and $1.1 million for nine months ended April 30, 2011 and 2010, respectively. Increased use of cash to finance accounts receivable was offset by reduced payments to Sing Lin for inventory purchases and reductions in inventory levels.
Net cash provided by financing activities was $369,000 and $321,000 for the nine months ended April 30, 2011 and 2010, respectively, primarily from advances under the Credit Facility described in Note 6 to the accompanying unaudited condensed consolidated financial statements. Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through January 31, 2011, we paid Sing Lin $1.7 million in connection with orders placed through that date, and we will be required to make additional payments totaling approximately $60,000 upon taking delivery of the units currently in production. As of April 30, 2011, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of April 30, 2011, the Company has receivables from and prepayments to Sing Lin of approximately $200,000, net of payables due to Sing Lin, and tooling and equipment with a net book value of approximately $212,000 remains in possession of Sing Lin and its suppliers in Asia. The ultimate realization of these assets is dependent on our ability to resolve the issue with Sing Lin, however there can be no assurance that the value of these assets will be realized. Our discussions with Sing Lin are ongoing.
2010 Credit Facility. On March 31, 2010, we entered into a Note and Security Agreement (the “Credit Facility Agreement”) with Frost Gamma and Hsu Gamma (the “2010 Lenders”), pursuant to which the 2010 Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2011 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2011, we had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The Company had net losses totaling $1.6 million for the year ended July 31, 2010, $1.2 million for the nine months ended April 30, 2010, and $780,000 for the nine months ended April 30, 2011. In addition, we have an accumulated deficit of $22.2 million as of April 30, 2011, and we have potential purchase obligations outstanding at April 30, 2011 (see Note 10 to the accompanying unaudited condensed consolidated financial statements). As of April 30, 2011, we had cash and cash equivalents of approximately $45,000, and had no credit remaining under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond June 2011. There can be no assurance that we will be able to raise additional capital on terms acceptable to us or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 14, 2011	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: June 14, 2011	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer