Form 10-K
period 2011-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2011-10-31
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2011
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
Common stock, $0.01 par value per share
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 31, 2011 was: $9.4 million.
As of October 24, 2011 there were 68,922,423 shares of common stock, $0.01 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results described in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements reflect our views only as of the date they are made with respect to future events and financial performance.
Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•
We have a history of operating losses, we do not expect to become profitable in the near future and absent a significant increase in revenue or additional equity or debt financing, we may be unable to continue as a going concern.

•
We will require additional funding, which may not be available to us on acceptable terms, or at all. In addition, we may need to amend our Articles of Incorporation to increase our number of authorized shares of common stock.

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

•	Healthcare policy changes, including recent reforms to the U.S. healthcare system, may have a material adverse effect on us.
•	Our Exer-Rest device does not have a unique Medicare Reimbursement CPT Code.
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
General
Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company,” “NIMS,” “we,” “us” or “our”) was incorporated under the laws of the State of Florida on July 16, 1980. The Company’s offices are located at 4400 Biscayne Boulevard, Miami, Florida, 33137 and its telephone number is (305) 575-4200. The Company’s primary business is the research, development, manufacture and marketing of a line of motorized, non-invasive, whole body, periodic acceleration platforms, which are intended as aids to increase local circulation and temporary relief of minor aches and pains, produce local muscle relaxation and reduce morning stiffness. Our current products are derivatives of our original acceleration platform, the AT-101 (described below), and are intended for use in homes, wellness and fitness centers, healthcare providers offices and clinics, nursing homes, assisted living facilities, sports facilities and hospitals. In addition, we receive royalty revenue from the sales of non-invasive diagnostic monitoring devices and related software utilizing our intellectual property.
Company Overview
Prior to 2002, our primary business was the development of computer-assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for these ambulatory monitoring devices in 1999 to the SensorMedics Division of ViaSys (which is now a unit of CareFusion Corporation (“SensorMedics”)), and to privately-held VivoMetrics, Inc. (“VivoMetrics”), both of which are required to pay us royalties on sales of these products. We continue to receive royalties from SensorMedics; however, VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty revenue, if any, that we may derive from this license or from our existing license with SensorMedics.
In 2002, we began focusing on the research, development, manufacturing, marketing and sales of non-invasive, motorized, whole body periodic acceleration (“WBPA”) platforms. These therapeutic acceleration platforms are intended as aids to increase local circulation for temporary relief of minor aches and pains, produce local muscle relaxation and reduce morning stiffness. Our first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing of the AT-101 until we received clearance from the FDA to market the device following submission of a 510(k) application incorporating appropriate clinical trial data. Accordingly, we ceased our commercial sales and marketing of therapeutic platforms in 2005, but continued to receive royalty revenue from sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics.
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

We entered into a product development and supply agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement, Sing Lin began manufacturing the third generation versions of our patented Exer-Rest motorized platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700). We filed a 510(k) premarket notification submission with the FDA in October 2008 for approval to market the Exer-Rest line of platforms in the United States. The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School. The submission supported Exer-Rest safety and efficacy for the intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains and to provide local muscle relaxation. The FDA informed us in January 2009 that the full Exer-Rest line of products would be registered as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission, at which time we commenced marketing the Exer-Rest in the United States. In June 2009, the FDA notified us that the additional intended use of the Exer-Rest as an aid to reduce morning stiffness would be added to the Exer-Rest’s FDA registration. We currently market and sell our Exer-Rest devices in the United States, Canada, the UK, Europe, India, Mexico, the Middle East, the Far East and Latin America. Prior to the termination of our development and supply agreement with them, Sing Lin marketed and sold the Exer-Rest exclusively in certain Asian markets.
Market Opportunities
More than thirty peer reviewed scientific publications attest to the benefits of WBPA in animal and human research investigations. According to those studies, the application of this technology causes release of beneficial substances, such as nitric oxide, from the inner lining of blood vessels for distribution throughout the vasculature, which improves circulation and reduces inflammation. Additionally, these studies report that WBPA provides objective benefits in patients with angina pectoris and increases the blood supply to the heart muscle in both healthy individuals and patients with heart disease. These findings are not claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits. We believe the market for our products is driven by, among other factors:
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
Products
Whole Body Periodic Acceleration (“WBPA”) Therapeutic Devices
The original AT-101 was a comfortable gurney-styled device that provided movement of a platform repetitively in a head-to-foot motion at a rapid pace. Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in the United States. QTM Incorporated (“QTM”), an FDA registered manufacturer located in Oldsmar, Florida, manufactured the device, which was built in accordance with ISO and current Good Manufacturing Practices. As discussed above, we ceased manufacturing and selling the AT-101 in the United States in January 2005 as we began development of the Exer-Rest AT. We continued selling our existing inventory of AT-101 devices overseas until the Exer-Rest AT became available in October 2007, at which time we discontinued marketing of the AT-101.
The Exer-Rest AT is based upon the design and concept of the AT-101, but has the dimensions and appearance of a commercial extra long twin bed. The Exer-Rest AT, which was also manufactured by QTM until we stopped production in July 2009, weighs about half as much as the AT-101, has a much more efficient and less costly drive mechanism, has a much lower selling price than did the AT-101 and is designed such that the user can utilize and operate it without assistance. The wired hand held controller provides digital values for speed, travel and time, rather than analog values for speed and arbitrary force values as in the AT-101. Sales of the Exer-Rest AT began outside the United States in October 2007 and in the United States in February 2009. We discontinued manufacturing of the Exer-Rest AT in July 2009, and we expect to utilize our remaining inventory of these units primarily for research purposes.

The Exer-Rest AT3800 and Exer-Rest AT4700, which were manufactured for us by Sing Lin prior to the termination of our agreement with them, are next generation versions of the Exer-Rest AT and further advance the acceleration therapeutic platform technology. The AT3800 (38” wide) and AT4700 (47” wide) models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the WBPA experience. Sales of the Exer-Rest AT3800 and Exer-Rest AT4700 platforms began outside the United States in October 2008, and U.S. sales commenced in February 2009.
LifeShirt®
The LifeShirt is a patented Wearable Physiological Computer that incorporates transducers, electrodes and sensors into a sleeveless garment. These sensors transmit vital and physiological signs to a miniaturized, battery-powered, electronic module which saves the raw waveforms and digital data to the compact flash memory of a Personal Digital Assistant (“PDA”) attached to the LifeShirt. Users of the LifeShirt can enter symptoms (with intensity), mood and medication information directly into the PDA for integration with the physiologic information collected by the LifeShirt garment. The flash memory can then be removed from the LifeShirt and the data uploaded and converted into minute-by-minute median trends of more than 30 physical and emotional signs of health and disease. Vital and physiological signs can therefore be obtained non-invasively, continuously, cheaply and reliably with the comfortably worn LifeShirt garment system while resting, exercising, working or sleeping. The LifeShirt was sold exclusively by VivoMetrics, but has not been marketed since VivoMetrics ceased operations in July 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of LifeShirt sales, if any, that may result from this license.
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

With respect to our present and potential product line, we have seven trademarks and trade names which are registered in the United States and in several foreign countries, including our principal trademark, “Exer-Rest”.
Research and Development
Our strategy is to develop a portfolio of non-invasive products through a combination of internal development and collaborations with external partners. We are also sponsoring or monitoring research investigating the effectiveness of WBPA in chronic heart failure, stroke, cystic fibrosis, delayed onset of muscle soreness (DOMS), mild traumatic brain injury, sickle cell disease, asthma, acute myocardial infarction, Parkinson’s disease, peripheral vascular disease, lymphedema, cognitive function and daily activities of living.
Competition
We compete with several entities that market, sell or distribute therapeutic devices that are registered with the FDA as powered exercise devices, or therapeutic vibrators. These include Power Plate of North America, Vibraflex and CERAGEM International, Inc., all of which are larger than we are, have longer operating histories and have financial and personnel resources far greater than ours. We believe that we effectively compete with such competitors based upon the uniqueness of our products and our product differentiation on the basis of intended uses and operation.
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
In March 2011, we received a warning letter from the FDA regarding our promotion of the Exer-Rest. We addressed the FDA’s concerns by revising our marketing material and website content. On October 28, 2011, we received a FDA Form 483 with three observations related to our marketing material and certain protocols. We are currently working on remedying these observations.
2010 Health Care Reform Legislation
Congress passed health care reform legislation that President Obama signed into law in March 2010. The package signed into law by the President is considered by some to be the most dramatic change to the country’s health care system in decades.
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
The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company’s products.
The legislation as enacted also provides for increased enforcement of the fraud and abuse regulations discussed below.
Third-Party Payments, Especially payments by Medicare and Medicaid
A.	Medicare Coverage
Inasmuch as a percentage of the projected patient population that could potentially benefit from our devices is elderly, Medicare may be a potential source of reimbursement. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s Disease. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.
Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. However, Medicare provides reimbursement only if CMS determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level (“Local Coverage Determination”) by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a National Coverage Determination. There are statutory provisions intended to facilitate coverage determinations for new technologies under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) §§ 731 and 942. Coverage presupposes that the device has been cleared or approved by the FDA and, further, that the coverage will be no broader than the FDA approved intended uses of the device (i.e., the device’s label) as cleared or approved by the FDA, but coverage can be narrower. In that regard, a narrow Medicare coverage determination may undermine the commercial viability of a device. It is unclear whether the therapies and treatments that would use our primary products would be covered under Local or National Coverage Determinations.

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
We do not have Medicare or any other third-party reimbursement programs specific for our product. Even if Medicare and other third-party payor programs cover the procedures that use our devices, the level of reimbursement may not be sufficient for commercial success. The Medicare reimbursement levels for covered procedures are determined annually through two sets of rulemakings, one for outpatient departments of hospitals under the Outpatient Prospective Payment System (“OPPS”) and the other, for procedures in physicians’ offices under the Resource-Based Relative Value Scales (“RBRVS”) (the Medicare fee schedule). If the use of a device is covered by Medicare, a physician’s ability to bill a Medicare patient more than the Medicare allowable amount is significantly constrained by the rules limiting balance billing. For covered services in a physician’s office, Medicare normally pays 80% of the Medicare allowable amount and the beneficiary pays the remaining 20%, assuming that the beneficiary has met his or her annual Medicare deductible and is not also a Medicaid beneficiary. For services performed in an outpatient department of a hospital, the patient’s co-payment under Medicare may exceed 20%, depending on the service and depending on whether CMS has set the co-payment at greater than 20%. If a device is used as part of an in-patient procedure, the hospital where the procedure is performed is reimbursed under the Inpatient Prospective Payment System (“IPPS”). In general, IPPS provides a single payment to the hospital based on the diagnosis at discharge and devices are not separately reimbursed under IPPS.
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
Significant limits on the scope of any services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to viably commercialize our devices and therefore, on our liquidity and financial condition.
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
The Privacy Provisions of HIPAA
HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities,” such as healthcare providers, insurers and clearinghouses, as well as “business associates,” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA and it is unlikely that we, based on our current business model, would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician or hospital customers may be subject to civil monetary penalties, which could adversely affect our ability to market our devices. Recent changes in the law wrought by the American Recovery and Reinvestment Act of 2009, Pub. L. No. 111-5, 123 Stat. 115 (Feb. 17, 2009), may increase the likelihood that we would be treated as a business associate thereby subjecting us to direct government regulation, increasing our compliance costs and our exposure to civil monetary penalties and other government sanctions.

Manufacturing
We have no commercial manufacturing facilities, and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our manufacturing had been performed by Sing Lin, Genemax Medical Products Industry Corp (“Genemax”), QTM and other FDA registered contract manufacturers. Genemax manufactured our product under the management of Sing Lin. All of our contract manufacturers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs. We notified Sing Lin in June 2010 that we were terminating our manufacturing agreement with them, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier, or if we are not able to timely regain possession or remanufacture the tooling, we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all. We estimate that our existing inventory of Exer-Rest products will be sufficient to meet demand through the end of the 2012 fiscal year.
Sales & Marketing
Our marketing and sales efforts are currently focused on hospitals, cardiac rehabilitation clinics, physical therapy centers, senior living communities and other healthcare providers, as well as their patients, professional athletes and other individuals through sales representatives and our management. In addition to direct sales efforts by our sales management personnel, our sales and distribution network consists of independent sales representatives and distributors. We intend to expand our distributor and independent sale representative networks in the US, Canada and abroad. There can be no assurance that we will be able to enter into additional distribution and representation agreements on terms acceptable to us or at all, or that our sales and distribution network will generate significant sales.
Employees
The Company currently employs two employees on a full-time basis who are engaged in general and administrative, marketing, distribution, and regulatory duties. In addition, certain of our administrative, accounting and legal functions are provided by employees of a related company on a part-time basis under a cost-sharing arrangement under which we reimburse such related company for those services. None of our employees are represented by a collective bargaining agreement, and we believe relations with our employees are good.

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
Our consolidated financial statements for the years ended July 31, 2011 and 2010 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2011, 2010 and 2009 were $1.4 million, $1.6 million and $1.8 million, respectively. As of July 31, 2011, we had an accumulated deficit of $22.8 million. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon, among other things: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

We will require additional funding, which may not be available to us on acceptable terms, or at all. In addition, we may need to amend our Articles of Incorporation to increase our number of authorized shares of common stock.
We will need to raise additional capital in order for us to continue as a going concern. We have reached our borrowing limit under our existing $1.0 million secured credit facility. In addition, we borrowed $100,000 in September 2011 from Frost Gamma Investments Trust and an unrelated third party of which $50,000 was received in June 2011 and $50,000 was received in September 2011. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. In order to raise additional capital we may need to amend our Articles of Incorporation to increase our number of authorized shares of common stock, which would require shareholder approval. We cannot assure you that we could obtain such approval. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.
We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.
The now-terminated product and supply agreement with Sing Lin contained obligations to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the product and supply agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2011, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2011, we had not placed orders sufficient to satisfy the first-year or second-year minimum purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year purchase obligations under the agreement. As of July 31, 2011 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its rights under the product and supply agreement, or pursue other available remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations.
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
We entered into an agreement with Sing Lin to, among other things, manufacture all of our acceleration therapeutic platforms. We notified Sing Lin in June 2010 that we were terminating the agreement, which termination was effective September 2010. As a result, we do not currently have a supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier, or if we are not able to timely regain possession or remanufacture the tooling, we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all, which would have a material adverse effect on our business, liquidity and results of operations.

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
Additionally, we have funded our operations to date primarily through private sales of our common stock and preferred stock and through borrowings under credit facilities available to us from shareholders and other individuals. The current economic turmoil and instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional shares of our stock and/or borrow cash. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all, which may materially adversely affect our ability to continue our operations.
Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on us.
Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Additionally, Congress passed significant health care reform legislation that President Obama signed into law in March 2010.
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
The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax (or sales tax) in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including the Company’s products.
In addition to the legislation discussed above, various healthcare reform proposals have also emerged at the state level. We cannot predict what additional healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any such future legislation or regulation will have on us. In addition to the taxes imposed by the new federal legislation, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and materially adversely affect our business, financial condition and results of operations.
Our Exer-Rest device does not have a unique Medicare Reimbursement CPT Code.
The procedures using our Exer-Rest device technology are new, and the existing Current Procedural Terminology (CPT) codes do not accurately describe the Whole Body Periodic Acceleration (WBPA) therapy. Medicare and other third-party payors recognize that there may be procedures performed by physicians or other qualified health care professionals where a number of specific code numbers could be, and have been, designated for reporting unlisted procedures. We provide a Standard Operating Procedure for the healthcare professional to submit WBPA therapy as an unlisted procedure using a paper claim submission. However, depending on the Medicare intermediary, Medicare submissions using unlisted codes may not be reimbursed fully or at all. If Medicare and/or third-party payors elect not to “cover” WBPA as a qualified unlisted procedure or if a new reimbursement code is not established, it may weaken demand for our product among healthcare providers, which could have a material adverse effect on the results of our operations and financial position.
The terms of clearances or approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate anticipated revenues.
Once regulatory clearance or approval has been granted, the cleared or approved product and its manufacturer are subject to continual review. Any cleared or approved product may only be promoted for its indicated uses. Accordingly, it is possible that our products may be cleared or approved for fewer or more limited uses than we request or that clearance or approval may be granted contingent on the performance of costly post-marketing clinical trials. In addition, if the FDA or other non-U.S. regulatory authorities clear or approve our products, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the products will be subject to extensive regulatory requirements. It is possible that the FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our products. Further, regulatory agencies must approve our manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, FDA may seek to revoke our clearance or clearances, or may hold that a previously exempt device is subject to premarket notification and clearance and may not be marketed until such clearance issues. We could also be subject to administrative or judicially imposed sanctions. FDA may also conclude that a previously exempt or cleared device is subject to full FDA approval and that marketing must cease until the device is approved. FDA approval is time-consuming, extraordinarily expensive and highly uncertain.

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
We intend to market certain of our products in non-U.S. markets. In order to market our existing and future products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our future product candidates in any market.
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
Our business is subject to risks associated with conducting business internationally, in part due to some of our suppliers historically being located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
We have not declared and paid cash dividends on our common stock in the past, and we do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases and you sell your shares.
Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
Our common stock, which trades on the OTCBB, is a “penny stock” since, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, and it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.
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
Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.19 and $0.35 for the 52-week period ended September 30, 2011. Factors that have a significant impact on the price of our common stock, in addition to the other issues described in this report, include announcements of technological innovations or new commercial products by us or others, developments in patents and other proprietary rights by us or others, future sales of our common stock by existing shareholders, regulatory developments or changes in regulatory guidance, the departure of our officers, directors or key employees, and period-to-period fluctuations in our financial results. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.
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
In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 15, 2011, there were outstanding: a) 68,922,423 shares of our common stock, b) 100 shares of our Series B preferred stock, c) 62,048 shares of our Series C preferred stock, each currently convertible into 25 shares of our common stock and d) 2,795 shares of our Series D preferred stock, each currently convertible into 5,000 shares of our common stock. Also as of October 15, 2011, there were outstanding options to purchase 1,582,500 shares of our common stock, and we have reserved 1,551,200 shares of our common stock for issuance upon conversion of our Series C preferred stock and 13,975,000 shares of our common stock for issuance upon conversion of our Series D preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTCBB.

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

Quarter Ended	High	Low
October 31, 2009	$0.46	$0.26
January 31, 2010	$0.43	$0.27
April 30, 2010	$0.43	$0.30
July 31, 2010	$0.36	$0.30
October 31, 2010	$0.34	$0.22
January 31, 2011	$0.29	$0.22
April 30, 2011	$0.29	$0.21
July 31, 2011	$0.30	$0.20
Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. At July 31, 2011, we had 1,505 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company. We believe that the actual number of beneficial shareholders is considerably higher.

Item 6.	Selected Financial Data.
As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements reflect our views only as of the date they are made with respect to future events and financial performance.
Overview
We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively head to foot. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, Chief Executive Officer and a director. Over thirty peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. According to those studies, the application of this technology causes increased release of beneficial substances such as nitric oxide from the inner lining of blood vessels throughout the vasculature for improved circulation and the reduction of inflammation. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.
The development and commercialization of the Exer-Rest has necessitated substantial expenditures and commitments of capital, and we anticipate expenses and associated losses to continue for the foreseeable future, as we expect to continue sales efforts in the United States, Canada, the UK, Europe, India, Mexico, Latin America, the Middle East and the Far East. We will be required to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to expand sales and/or raise capital, we will not be able to continue operations.
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
Results of Operations
In January 2005, we began developing the Exer-Rest line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the AT-101. The Exer-Rest AT platform was first available for delivery to certain locations outside of the United States in October 2007. Prior to the first export sales of the Exer-Rest AT, we continued to sell the AT-101 in certain locations outside of the United States. In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value. Our newest platforms, the Exer-Rest AT3800 and AT4700, which we developed under our former agreement with Sing Lin, became available for sale in October 2008. In January 2009, the Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our U.S. and international sales activity with aggressive marketing and promotional pricing beginning in February 2009. We opened our first demonstration and therapy center in Toronto, Canada in April 2009; however we closed that facility in January 2010 to focus our marketing and sales efforts on healthcare providers as well as individuals. We currently market the Exer-Rest to individuals for treatment in their homes, healthcare providers, hospitals, chiropractic and physical therapy centers, assisted living facilities, as well as to professional athletes.

Year Ended July 31, 2011 Compared to Year Ended July 31, 2010
Revenue. Total revenue increased from $617,000 for the year ended July 31, 2010 to $743,000 for the year ended July 31, 2011. This $126,000 increase primarily resulted from a $56,000 increase in net product revenue and a $70,000 increase in royalty revenue. Exer-Rest platform unit sales for the 2011 fiscal year decreased 18% over the 2010 fiscal year, primarily due to the terminated agreement with Sing Lin that included their distribution of the Exer-Rest at a discounted selling price per unit in the Far East market. Royalty revenue for the fiscal year 2011 increased approximately 42% from fiscal year 2010 due to increased product sales by SensorMedics.
Cost of sales. Cost of sales decreased to $172,000 for the year ended July 31, 2011 from $243,000 for the year ended July 31, 2010. This $71,000 net decrease was primarily due to a decrease in number of Exer-Rest units sold during the year. Inventory adjustments for damaged, obsolete and slow moving inventory for the years ended July 31, 2011 and 2010 totaled approximately $0 and $35,000 respectively.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses for the years ended July 31, 2011 and 2010 were approximately $1.4 million and $1.9 million, respectively. The $534,000 decrease for the year ended July 31, 2011 was primarily attributable to a decrease in salaries and wages related to reductions in sales and marketing personnel and lower stock-based compensation costs. SG&A costs and expenses include stock-based compensation expense, which totaled $68,000 for fiscal 2011, as compared to $94,000 for fiscal 2010. The decrease in stock-based compensation was primarily due to a decrease in the number of options granted for the year ended July 31, 2011.
Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased $80,000 from $118,000 for the year ended July 31, 2010 to $38,000 for the year ended July 31, 2011. The decrease primarily consisted of overall reduction in research related to additional applications of WBPA technology and costs associated with the suspension of certain clinical trials.
Total operating costs and expenses. Total operating costs and expenses decreased $255,000 from $2.3 million for the year ended July 31, 2010 to $2.0 million for the year ended July 31, 2011. This decrease is primarily attributable to the decreases in SG&A costs and expenses and R&D costs and the expenses described above, which were partially offset with a $430,000 impairment charge associated with the Sing Lin termination (See Note 10 to our consolidated audited financial statements contained in this Annual Report on Form 10-K).
Other income and expense. Other income decreased $149,000 from $19,000 income for the year ended July 31, 2010 to $130,000 expense for the year ended July 31, 2011. The decrease was primarily attributable to a $59,000 increase in foreign currency exchange loss at our Canadian subsidiary and a $90,000 increase in net interest expense, primarily attributed to the borrowings under our $1.0 million revolving credit facility.
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. We currently do not have any additional borrowing capacity under our $1.0 million revolving credit facility, described below, and, in September 2011, we issued promissory notes in the aggregate principal amount of $100,000, of which $50,000 had been received as an advance on June 24, 2011. At July 31, 2011, we had cash of $64,000 and negative working capital of approximately $681,000. We expect that our existing funds will be sufficient to support our marketing efforts in the United States and Canada only through November 2011. We will be required to obtain additional external financing to continue operations beyond November 2011. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the recent economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $528,000 for the year ended July 31, 2011 from $1.3 million for the year ended July 31, 2010. This $781,000 decrease was principally due to reductions in R&D and SG&A for the year ended July 31, 2011.
Net cash provided by investing activities for the year ended July 31, 2011 was $6,000 as a result of the sale of fixed assets. No cash was used or provided by investing activities for the year ended July 31, 2010.
Net cash provided by financing activities decreased from $600,000 for the year ended July 31, 2010 to $419,000 for the year ended July 31, 2011. This $181,000 decrease was principally due a $220,000 decrease in advances under our $1.0 million revolving credit facility, described below, for the year ended July 31, 2011 and was offset by a $38,000 reduction in repayments of notes payable and $1,000 increase in proceeds from exercised options.
Aggregate collections of royalty payments from VivoMetrics and SensorMedics were $238,000 and $168,000 for the years ended July 31, 2011 and 2010, respectively. There can be no assurances that we will continue to receive similar royalty payments. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Thereafter, the VivoMetrics license was assigned to a third party. The Company does not anticipate any additional royalty income from the license for the foreseeable future.
Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2011, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2011, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of July 31, 2011, the Company had payables due to Sing Lin of approximately $41,000. The Company also recorded a $430,000 impairment charge on the value of its assets related to Sing Lin for the year ended July 31, 2011 (See Note 10 to our consolidated audited financial statements contained in this Annual Report on Form 10-K).
At July 31, 2011, we had available federal and state net operating loss carryforwards of approximately $12.1 million which expire in various years through 2030.
2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by our Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2011, we had drawn an aggregate of $1,000,000 under the Credit Facility.
2011 Promissory Notes. On September 12, 2011, the Company entered into a Promissory Note in the principal amount of $50,000.00 with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. Also, on September 12, 2011, NIMS entered into a Promissory Note in the principal amount of $50,000 with an unrelated third party. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.

As of October 21, 2011, we had cash and cash equivalents of approximately $112,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond November 2011 without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

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
We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries (the “Company”) as of July 31, 2011 and 2010, and the related consolidated comprehensive statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the consolidated financial statements, the Company has experienced recurring net losses, cash outflows from operating activities and has an accumulated deficit, working capital deficit and substantial purchase commitments that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrison, Brown Argiz & Farra, LLC Morrison, Brown Argiz & Farra, LLC
Miami, Florida
October 31, 2011

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31, 2011	July 31, 2010
ASSETS
Current assets
Cash	$64	$165
Royalties and other receivables, net	69	211
Inventories, net	531	766
Advances to contract manufacturer	—	90
Prepaid expenses, deposits, and other current assets	31	57

Total current assets	695	1,289

Tooling and equipment, net	28	342

Total assets	$723	$1,631

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Notes payable — Related party	$1,000	$600
Notes payable — other	50	33
Accounts payable and accrued expenses	326	276
Customer deposits	—	16

Total current liabilities	1,376	925

Total liabilities	$1,376	$925

Shareholders’ (deficit) equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 and 2,828 shares issued and outstanding as of July 31, 2011 and 2010, respectively; liquidation preference $4,193 and $4,242, respectively	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,922,423 and 68,738,165 shares issued and outstanding as of July 31, 2011 and 2010, respectively	689	687
Additional paid in capital	21,487	21,419
Accumulated deficit	(22,819)	(21,427)
Accumulated other comprehensive loss	(75)	(38)

Total shareholders’ (deficit) equity	(653)	706

Total liabilities and shareholders’ (deficit) equity	$723	$1,631

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS
Years ended July 31, 2011 and 2010
(In thousands, except per share data)

	2011	2010
Revenues
Product sales, net	$505	$449
Royalties	238	168

Total revenues	743	617

Operating costs and expenses

Cost of sales	172	243
Selling, general and administrative	1,365	1,899
Research and development	38	118
Impairment loss	430	—

Total operating costs and expenses	2,005	2,260

Operating loss	(1,262)	(1,643)

Other income
Interest income (expense), net	(106)	(16)
Other income (expense)	(24)	35

Total other income	(130)	19

Net loss	$(1,392)	$(1,624)

Other comprehensive loss
Foreign currency translation adjustment	(37)	(16)

Comprehensive net loss	$(1,429)	$(1,640)

Net loss attributable to common shareholders and loss per common share:
Net loss	(1,392)	(1,624)

Net loss attributable to common shareholders	$(1,392)	$(1,624)

Weighted average number of common
shares outstanding — basic and diluted	68,892	68,497

Basic and diluted loss per common share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
Years ended July 31, 2011 and 2010
(Dollars in Thousands)

											Accumu-
											lated Other
	Preferred Stock								Additional	Accum-	Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at July 31, 2009	100	$—	62,048	$62	2,891	$3	68,385,637	$684	$21,327	($19,803)	$(22)	$2,251

Common stock issued for cash on exercise of options and warrants	—	—	—	—	—	—	13,333	—	1	—	—	$1
Cashless exercise of 39,999 options	—	—	—	—	—	—	24,195	—	—	—	—	$—
Conversion of Series D Preferred Stock into Common Stock	—	—	—	—	(63)	—	315,000	3	(3)	—	—	$—
Stock based compensation	—	—	—	—	—	—	—	—	94	—	—	$94
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(16)	($16)
Net loss	—	—	—	—	—	—	—	—	—	(1,624)	—	($1,624)

Balance at July 31, 2010	100	$—	62,048	$62	2,828	$3	68,738,165	$687	$21,419	($21,427)	($38)	$706

Common stock issued for cash on exercise of options and warrants	—	—	—	—	—	—	13,333	—	2	—	—	$2
Cashless Exercise of 13,333 options	—	—	—	—	—	—	5,925	—	—	—	—	$—
Conversion of Series D Preferred Stock into Common Stock	—	—	—	—	(33)	—	165,000	2	(2)	—	—	$—
Stock based compensation	—	—	—	—	—	—	—	—	68	—	—	$68
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(37)	($37)
Net loss	—	—	—	—	—	—	—	—	—	(1,392)	—	($1,392)

Balance at July 31, 2011	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,487	($22,819)	($75)	$(653)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended July 31, 2011 and 2010
(Dollars in Thousands)

	2011	2010
Operating Activities
Net loss	$(1,392)	$(1,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	123
Impairment charge	430	—
Stock-based compensation expense	68	94
Loss on disposal of assets	—	3
Allowance for doubtful accounts	(10)	—
Inventory valuation adjustment	—	35
Foreign currency transaction gain	24	(38)
Changes in operating assets and liabilities
Accounts and royalties receivable	2	(150)
Inventories, net	252	145
Advances to contract manufacturer	—	54
Prepaid expenses, deposits and other current assets	26	19
Accounts payable and accrued expenses	(31)	23
Customer deposits	(16)	7

Net cash used in operating activities	(528)	(1,309)

Investing Activities
Fixed asset sale	6	—

Net cash provided by investing activities	6	—

Financing Activities
Net proceeds from issuance of common stock and exercise of options and warrants	2	1
Net proceeds from issuance of notes payable	450	670
Repayments of notes payable	(33)	(71)

Net cash provided by financing activities	419	600

Effect of exchange rate changes on cash	2	(12)

Net increase (decrease) in cash	(101)	(721)
Cash, beginning of year	165	886

Cash, end of year	$64	$165

Supplemental schedule of non-cash financing activities
Transfer of demonstration units from inventory to fixed assets	$—	$(8)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BUSINESS
Organization. Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”), began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the human body’s surface. It has ceased to operate in this market and has licensed the rights to its technology. The Company is now focused on developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology. The Exer-Rest line of acceleration therapeutic platforms currently includes the Exer-Rest AT, AT3800 and AT4700 models.
Business. The Company is developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology. The Exer-Rest line of acceleration therapeutic platforms currently includes the Exer-Rest AT, AT3800 and AT4700 models.
The Company received revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and from VivoMetrics in prior years. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty revenue, if any, that we may derive from this license or from our existing license with SensorMedics. Additionally, the Company receives revenues from sales of parts and service and from sales of acceleration therapeutics platforms used for research purposes. In fiscal year 2009, NIMS began commercial sales of its third generation Exer-Rest therapeutic platforms.
During the calendar years 2005 to 2007, the Company designed, developed and manufactured the first Exer-Rest platform (now the Exer-Rest AT), a second generation acceleration therapeutics platform, and updated its operations to promote the Exer-Rest AT overseas as an aid to improve circulation and joint mobility and to relieve minor aches and pains.
The Company has developed a third generation of Exer-Rest acceleration therapeutic platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700) that had been manufactured by Sing Lin Technologies Co. Ltd. (“Sing Lin”) based in Taichung, Taiwan (see Note 10).
NIMS, an ISO 13485 certified company, began marketing operations in the United States in 2009 upon receiving the FDA clearance. The Company is also permitted to sell Exer-Rest in Canada, the United Kingdom, the European Economic Area, India, the Middle East and certain other markets that recognize FDA and/or CE certifications, and began international marketing operations during fiscal 2008.
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $1.4 million and $1.6 million, respectively, for the years ended July 31, 2011 and 2010, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $22.8 million and working capital deficit of $681,000 as of July 31, 2011, and has purchase commitments at July 31, 2011 (see note 10). The Company had $64,000 of cash at July 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest. Management intends to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.
As further discussed in Note 10, the Company in 2010 terminated its agreement with Sing Lin. As of July 31, 2011, the Company has payables due to Sing Lin of approximately $41,000. The Company also recorded a $430,000 impairment loss on the value of its assets related to Sing Lin (Note 10) during the year ended July 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation. The consolidated financial statements for the years ended July 31, 2011 and 2010 include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation. All inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accounts receivable, warranty accrual and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such items include input variables for stock based compensation, accounts receivable, warranty accrual and deferred taxes. Actual results could differ materially from these estimates.
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. The Company had approximately $64,000 and $125,000 on deposit in such sweep accounts at July 31, 2011 and 2010, respectively.
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
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2011 and 2010 primarily consisted of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.
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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. Advertising and promotional costs for the years ended July 31, 2011 and 2010 totaled $17,000 and $64,000, respectively, and are included in selling, general and administrative costs and expenses for all periods presented.
Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing costs to obtain FDA approval.
Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred for the years ended July 31, 2011 and 2010, and management estimates that the Company’s accrued warranty expense at July 31, 2011 will be sufficient to offset claims made for units under warranty.
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
Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.
Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of shareholders’ (deficit) equity and other comprehensive loss. There were $37,000 and $16,000 of foreign currency translation losses for the years ended July 31, 2011 and 2010, respectively.
Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.
Loss Contingencies. We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. In regards to legal costs, we record such costs as incurred.
3. INVENTORIES
The Company’s inventory consists of the following (in thousands):

	July 31, 2011	July 31, 2010
Work-in-progress, including sub-assemblies and spare parts	$4	$5
Finished goods	527	761

Total inventories	$531	$766

The Company did not record any inventory valuation adjustment for the year ended July 31, 2011. The Company recorded an inventory valuation adjustment of $35,000 for the year ended July 31, 2010, which is included in cost of sales in the accompanying consolidated comprehensive statements of operations.
4. STOCK-BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock based compensation expense of $68,000 and $94,000, respectively, for the years ended July 31, 2011 and 2010. All stock based compensation is included in the Company’s selling, general and administrative costs and expenses.

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
In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan has not yet been approved by our shareholders, and no awards have been granted under the 2011 Plan.
The Company did not grant any stock options for the year ended July 31, 2011, and the Company granted 355,000 stock options during the year ended July 31, 2010. The weighted average grant date fair value of the options granted during 2010 was $0.339 per share. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates. The fair value of each option granted during the year ended July 31, 2010 was estimated using the following assumptions:

Year ended July 31, 2010
Expected volatility	112.21% - 116.86%
Expected dividend yield	0.00%
Risk-free interest rate	1.93% - 2.51%
Expected life	4.0 - 5.5 years
Forfeiture rate	2.50%
A summary of the Company’s stock option activity for the years ended July 31, 2011 and 2010 is as follows:

			Weighted average
			remaining
		Weighted Average	contractual term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value
Options outstanding, July 31, 2009	2,350,164	$0.564

Options granted	355,000	$0.430

Options exercised	(53,332)	$0.150

Options forfeited	(106,000)	$0.501

Options outstanding, July 31, 2010	2,545,832	$0.557

Options granted	0	$0.000

Options exercised	(26,666)	$0.150

Options forfeited	(677,916)	$0.478

Options outstanding, July 31, 2011	1,841,250	$0.592	2.56	$4,800

Options expected to vest, July 31, 2011	1,820,916	$0.594	2.53	$4,800

Options exercisable, July 31, 2011	1,582,500	$0.624	2.11	$4,800

Of the 1,841,250 options outstanding at July 31, 2011, 848,750 were issued under the 2000 Plan and 992,500 were issued outside of shareholder approved plans. The options forfeited in the year ended July 31, 2011 include both those granted under the 2000 Plan as well as those granted outside of the shareholder approved plans. The options exercised and forfeited during the year ended July 31, 2010 include both those granted outside of shareholder approved plans and those granted under the 2000 Plan.
For the year ended July 31, 2011, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 5,925 shares were issued to an existing option holder upon the cashless exercise of 13,333 options. For the year ended July 31, 2010, the Company received $1,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 24,195 shares were issued to other option holders upon the cashless exercise of 39,999 options. The intrinsic value of the 26,666 options exercised for the year ended July 31, 2011 was $2,000 on the dates exercised, and the intrinsic value of the 53,332 options exercised for the year ended July 31, 2010 was $13,000 on the dates exercised. There was no tax effect on the exercise of options in the consolidated statements of cash flows because the Company has a full valuation allowance against its deferred income tax assets.
As of July 31, 2011, there was approximately $43,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.70 years.
5. ROYALTIES
The Company is a party to two licensing agreements and has received royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and VivoMetrics.
Royalty income from these licenses amounted to $238,000 and $168,000 for the years ended July 31, 2011 and 2010, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. At July 31, 2010, the Company had a $10,000 receivable from VivoMetrics that was fully reserved in allowances for doubtful accounts. As a condition to the transfer of the VivoMetrics license to a new licensee pursuant to VivoMetrics’ court-approved plan of reorganization, VivoMetrics paid the $10,000 outstanding balance in January 2011.
6. NOTES PAYABLE
2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2011, the Company had drawn an aggregate of $1,000,000 under the Credit Facility.
2011 Promissory Note. On September 12, 2011, NIMS entered into a Promissory Note in the principal amount of $50,000 with an unrelated third party. The Company received the cash from the unrelated third party in advance of the note on June 24, 2011. The interest rate payable by NIMS on the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay the note without premium or penalty.
7. SHAREHOLDERS’ EQUITY
For the year ended July 31, 2011, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 5,925 shares were issued to an existing option holder upon the cashless exercise of 13,333 options. The Company also issued 165,000 shares of common stock for the year ended July 31, 2011 upon the conversion of an aggregate of 33 shares of Series D Preferred Stock pursuant to the terms described below. For the year ended July 31, 2010, the Company received $1,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 24,195 shares were issued to other option holders upon the cashless exercise of 39,999 options. The Company also issued 315,000 shares of common stock for the year ended July 31, 2010 upon the conversion of an aggregate of 63 shares of Series D Preferred Stock pursuant to the terms described below.

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
No preferred stock dividends have been declared as of July 31, 2011.
8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2011 and 2010, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2011	July 31, 2010
Stock options	1,841,250	2,545,832
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	14,140,000

Total	17,367,450	18,237,032

9. RELATED PARTY TRANSACTIONS
The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $5,000 per month and escalate 4.5% annually over the life of the lease. For the years ended July 31, 2011 and 2010, the Company recorded rent expense related to the Miami lease of $54,000 and $55,000, respectively.
The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. The Company recorded $61,000 and $54,000 of rent expense related to the Hialeah lease for the years ended July 31, 2011 and 2010, respectively.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $400,000 and $600,000 for the years ended July 31, 2011 and 2010, respectively, and $1,000,000 was outstanding as of July 31, 2011. The Company accrued interest expense related to the Credit Facility of approximately $106,000 and $16,000 for the year ended July 31, 2011 and 2010, respectively. A total of $122,000 in accumulated interest payable remained outstanding as of July 31, 2011.
Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Tiger X Medical, Inc. (“Tiger X”) (Formerly known as Cardo Medical, Inc.), a publicly-traded shell company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $132,000 and $53,000 for the years ended July 31, 2011 and 2010, respectively. Aggregate accounts payable to SafeStitch totaled approximately $3,200 and $10,000 at July 31, 2011 and 2010, respectively. Aero ceased its participation in the shared cost arrangement as of July 2011.
Dr. Frost and Dr. Marvin Sackner, the Company’s President, Chief Executive Officer and a director, each served as a director of Continucare Corporation (“Continucare”), a publicly-traded provider of outpatient healthcare services, until October 5, 2011. The Company markets its products to Continucare and other healthcare service providers in the normal course of business. For the year ended July 31, 2010, the Company recorded net product sales revenues to Continucare of approximately $22,000. No such revenues were recorded for the year ended July 31, 2011. These related party sales were approved by the Company’s Audit Committee. No accounts receivable from Continucare were outstanding as of July 31, 2011 and 2010.
During 2008 and until August 2009, Dr. Hsiao served as a director of Great Eastern Bank of Florida, a bank where the Company maintains a bank account in the normal course of business. As of July 31, 2011 and 2010, the Company had approximately $61,000 and $150,000 on deposit with Great Eastern Bank of Florida.
10. COMMITMENTS
Leases.
The Company is obligated under various operating lease agreements for office, warehouse and retail space that expire in 2013. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under these operating leases amounted to $129,000 and $129,000 for the years ended July 31, 2011 and 2010, respectively. At July 31, 2011, the Company was obligated under non-cancellable operating leases to make future minimum lease payments (excluding sales taxes) as follows:

Year Ending July 31,

2012	105,000
2013	32,000

$137,000

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
Under the now-terminated Agreement, the Company also granted Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin agreed not to sell the Products outside its geographic areas in the Far East.
The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2011, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of July 31, 2011, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2011, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.
As of July 31, 2011, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of September 30, 2011 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.
For the year ended July 31, 2011, the Company recognized a $430,000 impairment loss on assets relating to Sing Lin due to the uncertainty of recoverability as a result of the termination of the agreement. The following table summarizes the asset accounts that are included in the impairment loss:

Accounts receivable — Trade	$152,000
Tooling and equipment, net	$188,000
Advance to manufacturer	$90,000
Impairment Loss	$430,000

11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consisted of the following at July 31, 2011 and 2010 (in thousands):

	Estimated	July 31,	July 31,
	Useful Life	2011	2010
Tooling and equipment (Note 10)	5 years	$—	$471
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	92	99
Website and software	3 years	26	26

		118	596
Less accumulated depreciation		(90)	(254)

Tooling and equipment, net		$28	$342

Depreciation expense was $119,000 and $123,000 for the years ended July 31, 2011 and 2010, respectively. Eleven Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $33,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives.
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
The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not impact the Company’s financial position, results of operations or cash flows for the years ended July 31, 2011 and 2010.
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
The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated comprehensive statements of operations are attributable to the following:

	July 31, 2011	July 31, 2010
Income tax benefit at the federal statutory rate	34.00%	34.00%
State and local income taxes, net of effect of federal taxes	3.52	3.11
Expiration of net operating losses	(10.75)	(0.11)
Other, net	(0.12)	(0.40)
Increase in valuation allowance	(26.65)	(36.60)

Provision for income tax	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2011	July 31, 2010
Federal and State net operating loss	$4,990	$4,568
Foreign net operating loss	158	145
Stock-based compensation and other	292	354

	5,440	5,067
Less: Valuation allowance	(5,440)	(5,067)

Net deferred tax asset	$—	$—

At July 31, 2011, the Company had available Federal and State net operating loss carry forwards of approximately $13.3 million and foreign net operating loss carry forwards of approximately $0.5 million which expire in various years through 2031. Total Federal and State net operating loss carry forwards include approximately $2.0 million generated from the exercise of non-statutory stock options. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $5.4 million valuation allowance at July 31, 2011 ($5.1 million at July 31, 2010) was necessary. The increases in the valuation allowance for the years ended July 31, 2011 and 2010 were $373,000 and $609,000, respectively. Of the total increase in the valuation allowance for the years ended July 31, 2011 and 2010, approximately $2,500 and $5,000, respectively, was attributed to the exercise of non-statutory stock options.
The Company paid no income taxes in 2011 or 2010.
The following table reconciles the Company’s losses before income taxes by jurisdiction (in thousands):

	Year Ended July 31, 2011	Year Ended July 31, 2010
U.S.	$(1,351)	$(1,395)
Foreign	(41)	(229)

Total	$(1,392)	$(1,624)

13. EMPLOYEE BENEFIT PLANS
Effective July 2008, the Non-Invasive Monitoring Systems 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. For the years ended July 31, 2011 and 2010, the Company recorded compensation expense related to matching contributions to the 401k Plan totaling approximately $14,000 and $19,000, respectively.
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
Purchases from and Advances to Contract Manufacturer. Substantially all of the Company’s current inventory has been acquired from Sing Lin pursuant to the now-terminated Agreement. The Company notified Sing Lin in June 2010 that it was terminating the agreement effective September 2010. If the Company is unable to establish a contract and obtain a sufficient alternative supply from Sing Lin or another supplier, it may not be able to procure additional inventory on a timely basis or in the quantities required. Sing Lin and its subcontractors currently maintain custody of the Company’s specialized tooling, which could adversely impact the Company’s ability to reallocate production to other vendors.
Major Customers. Approximately 24% and 28% of the Company’s revenues for the year ended July 31, 2011 and 2010. respectively, resulted from sales to authorized distributors outside of the United States. Sales to foreign distributors generally require prepayment by such distributors or letter of credit guarantees in respect of payments by such distributors.
15. SUBSEQUENT EVENTS
Subsequent Debt
On September 12, 2011, the Company entered into a Promissory Note in the principal amount of $50,000.00 with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The Company received the cash from the Frost Gamma Investments Trust note on September 16, 2011. Also, on September 12, 2011, NIMS entered into a Promissory Note in the principal amount of $50,000 with an unrelated third party. The Company received the cash from the unrelated third party in advance of the note on June 24, 2011 (see Note 6). The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
For the period ended July 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2011, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our registered public accounting firm, Morrison, Brown, Argiz & Farra, LLC, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
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
We believe that the combination of the respective qualifications, skills and experience of our directors contribute to an effective and well-functioning board and that, individually and as a whole, our directors possess the necessary qualifications to provide effective oversight of our business and quality advice to our management. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and appointed, or until his or her earlier resignation, removal from office or death. Information regarding the age, experience and qualifications of each director is set forth below.

Name	Age
Jane H. Hsiao, Ph.D., MBA	64
Marvin A. Sackner, M.D.	79
Taffy Gould	69
Morton J. Robinson, M.D.	79
Steven D. Rubin	51
Subbarao V. Uppaluri, Ph.D.	62
Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a Director and Chairman of the Board of Directors (the “Board”) of the Company since October 2008. Dr. Hsiao has served since May 2007 as Vice-Chairman of the board and Chief Technical Officer of OPKO Health, Inc. (“OPKO”), a specialty healthcare company. Dr. Hsiao also serves as President and a director of Aero Pharmaceuticals, Inc., a privately-held pharmaceutical distributor and as Chairman of the Board of medical device developer, SafeStitch Medical, Inc. (“SafeStitch”), a position she has held since September 2007. Dr Hsiao also serves on the Boards of Directors of PROLOR Biotech, Inc. (“PROLOR Biotech”), a developmental stage biopharmaceutical company, Neovasc, Inc. a developer of vascular devices (“Neovasc”), and Sorrento Therapeutics, Inc., a development stage biopharmaceutical company (“Sorrento”). Dr. Hsiao is a member of The Frost Group, LLC (“The Frost Group”), a private investment firm. Dr. Hsiao previously served as the Vice Chairman-Technical Affairs and Chief Technical Officer of IVAX Corporation (“IVAX”) from 1995 until IVAX was acquired in January 2006 by Teva Pharmaceutical Industries Ltd. Dr. Hsiao also served as Chairman, CEO and President of IVX Animal Health, IVAX’s veterinary products subsidiary, from 1998 until 2006, and as IVAX’s Chief Regulatory Officer from 1992 to 1995. Dr. Hsiao previously served on the board of directors of IVAX and the board of directors of Ivax Diagnostics, Inc., a medical device company and Protalix Bio Therapeutics, Inc.
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
Marvin A. Sackner, M.D. Dr. Sackner has served as a Director since he was first elected as our Chairman of the Board, Chief Executive Officer and Director in November 1989 and served as Chairman of the Board from November 1989 until October 2008. He served as our CEO from 1989 until 2002 and from December 2007 to the present. In 1977, Dr. Sackner co-founded Respitrace Corporation, a predecessor to the Company, and was the Chairman of its board of directors from 1981 until October 1989. Dr. Sackner served as a director of Continucare Corporation (“Continucare”), a provider of outpatient healthcare services, until October 2011. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 through 1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. In 2007, he was awarded an Honorary Doctorate Degree for “outstanding work in the entire field of pulmonology and sleep disorders,” by the University of Zurich (Switzerland). Dr. Sackner holds more than 30 U.S. patents and has published four books and more than 200 scientific papers.

Dr. Sackner’s experience as the Company’s CEO, as a medical doctor and as the primary inventor of the Company’s products enables him to provide valuable board leadership and insight into the development of our products.
Taffy Gould. Ms. Gould has served as a Director of the Company since December, 2000 and served as Vice Chairman of the Board from April 2002 to October 2008. Since 1977, she has been the President of Housing Engineers of Florida, Inc., a Florida real estate management company. Since 2002 she has served as Chairman of the Oceania University of Medicine, an internationally accredited medical school located in Apia, Samoa. Additionally, she has served since March 2002 as the managing member of e-Medical Education, LLC, a company founded in 2002 that creates and delivers online medical education and administers the Oceania University of Medicine.
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
Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President-Administration and as a director of OPKO since March 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically-integrated sports licensing and products company, PROLOR Biotech, SafeStitch, Kidville, Inc. (“Kidville”), which operates upscale learning and play facilities for newborns through five-year children and their families, SearchMedia Holdings Limited (“SearchMedia”), a multi-platform media company based in China, Tiger X Medical, Inc. (“Tiger X”), a former medical device company, Neovasc and Castle Brands, Inc., developer and marketer of premium brand spirits. Mr. Rubin previously served as a director of Ideation Acquisition Corp from 2007 until 2009.
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
Subbarao V. Uppaluri, Ph.D. Dr. Uppaluri has served as a Director of the Company since October 2008. Dr. Uppaluri has served as Senior Vice President and Chief Financial Officer of OPKO since May 2007 and is a member of The Frost Group. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Kidville and Tiger X. Dr. Uppaluri previously served on the boards of OPKO, Winston Pharmaceuticals Inc. and Ideation Acquisition Corp.

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
Identification of Executive Officers
The following individuals are our executive officers:

Name	Age	Position
Marvin A. Sackner, M.D.	79	Chief Executive Officer, President and Director
James J. Martin	44	Chief Financial Officer and Treasurer
Each of our officers serves until the earlier of his resignation, removal by the Board or death.
Biographical information for Dr. Sackner is set forth above.
James J. Martin. Mr. Martin, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller. Since January 2011, Mr. Martin has served as Vice President of Finance of Aero and Chief Financial Officer of SafeStitch. From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero. Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company.
Section 16(a) Beneficial Ownership Reporting Compliance
Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to Fiscal 2011, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.nims-inc.com. We intend to post amendments to, or waivers from a provision of, our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website. Neither our website nor any information contained or linked therein constitutes a part of this report.
Audit Committee
We have a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is composed of the following non-employee directors: Dr. Subbarao V. Uppaluri, Chairman, Taffy Gould and Steven D. Rubin. Our Board has determined that Dr. Uppaluri is an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table summarizes the compensation information for the years ended July 31, 2011 and 2010 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.
SUMMARY COMPENSATION TABLE

				Option	All Other
				Awards ($)	Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	(1)	($) (2)	($)
Marvin Sackner — President and CEO	2011	18,000	—	0	—	18,000
	2010	52,000	—	25,703	—	77,703
Steven Mrha — Former COO (3)	2011	195,048	—	0	7,802	202,850
	2010	255,730	—	25,703	9,442	290,875

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 4 to the Company’s audited financial statements, included in this Annual Report on Form 10-K.

(2)	Includes the Company’s match of employee 401(k) contributions under safe harbor matching guidelines.

(3)	Mr. Mrha resigned as the company’s COO effective July 2011
Dr. Sackner is an at-will employee and does not have an employment contract with us. Prior to his resignation, Mr. Mrha was an at-will employee, and did not have an employment contract with us. Pursuant to a Stock Purchase Agreement entered into in 2005, for as long as Frost Gamma Investments Trust (the beneficial owner of more than 10% of our common stock) owns at least 5,000,000 shares of our common stock, it has the right to: (i) recommend and approve both the Chief Executive Officer and the Director of Marketing, and (ii) cap all executive salaries, including that of Dr. Marvin Sackner, which was originally set under such agreement at $52,000 per year. Beginning December 4, 2010 Dr. Marvin Sackner’s salary was reduced to zero. See “Certain Relationships and Related Transactions,” below.
Outstanding Equity Awards as of July 31, 2011
The following table sets forth information with respect to outstanding option awards as of July 31, 2011 for our named executive officers. We did not grant any stock awards in Fiscal 2011.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options (#)	Options (#)		Exercise
Name	Exercisable	Unexercisable		Price($)	Option Expiration Date
Marvin Sackner,	35,000	—		$0.88	October 17, 2012
President and CEO	15,000	—		$0.40	October 28, 2013
	25,000	25,000	(1)	$0.32	February 23, 2016
	18,750	56,250	(2)	$0.43	March 8, 2017
Steven Mrha, Former	225,000	—		$0.67	January 14, 2013
COO and Secretary	25,000	25,000	(1)	$0.32	February 23, 2016
	18,750	56,250	(2)	$0.43	March 8, 2017

(1)	Options were granted on February 23, 2009 and vest annually in four equal tranches beginning on February 23, 2010.

(2)	Options were granted on March 8, 2010 and vest annually in four equal tranches beginning on March 8, 2011.

Risk Considerations in our Compensation Programs
We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.
We did not grant any stock awards in the year ended July 31, 2011. As of July 31, 2011, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman	45,000
Taffy Gould	235,000
Morton J. Robinson, M.D.	47,500
Steven D. Rubin	35,000
Subbarao V. Uppaluri, Ph.D.	35,000
Director Compensation
For the year ended July 31, 2011, our Directors did not receive any compensation for their respective service on our Board or any committee thereof. The exception is Dr. Sackner, whose compensation for service as Director is fully reflected in the Summary Compensation Table contained in this Item 11 of Form 10-K. The compensation included for Dr. Sackner contained in this Item 11 reflects his compensation as our CEO.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information as of October 15, 2011 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

			Series C Convertible		Series D Convertible
	Common Stock		Preferred Stock		Preferred Stock
	No. of Shares	Percent	No. of Shares	Percent	No. of Shares	Percent
Names and Addresses of Directors,	Beneficially	of Class	Beneficially	of Class	Beneficially	of Class
Officers and 5% Beneficial Holders (1)	Owned (2)	(3)	Owned(2)	(4)	Owned(2)	(5)
Jane H. Hsiao, Ph.D., Chairman of the Board (6)(15)	8,265,000	11.1%	—	*	1,164	41.6%
Marvin A. Sackner, M.D., CEO and Director (7)	13,315,932	19.0%	36,856	59.4%	50	1.8%
Taffy Gould, Director (8)	1,776,998	2.6%	—	*	50	1.8%
Morton Robinson, M.D., Director (9)	1,067,820	1.5%	1,073	1.7%	—	*
Steven D. Rubin, Director	35,000	*	—	*	—	*
Subbarao V. Uppaluri, Ph.D., Director	35,000	*	—	*	—	*
All Directors and Executive Officers as a group (6 Persons) (10)	25,043,250	32.4%	37,929	61.1%	1,314	47.0%
Phillip Frost, M.D. (11)	17,848,125	23.7%	525	*	1,267	45.3%
Frost Gamma Investments Trust (12)	17,847,500	23.7%	500	*	1,267	45.3%
Hsu Gamma Investments, L.P. (13)	3,670,000	5.1%	—	*	734	26.3%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)
A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2011 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)
Based on 68,922,423 shares of common stock issued and outstanding as of July 31, 2011. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock..

(4)
Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of July 31, 2011. Each share of Series C Convertible Preferred Stock converts into 25 shares of common stock upon payment of a $4.20 per share of common stock conversion premium. Holders of Series C Convertible Stock are entitled to one vote for each share of Series C Convertible Stock.

(5)
Based on 2,795 shares of Series D Convertible Preferred Stock issued and outstanding as of July 31, 2011. Each share of Series D Convertible Preferred Stock converts into 5,000 shares of common stock. Holders of Series D Convertible Stock are entitled to one vote for each share of Series D Convertible Stock.

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

(7)
Common stock holdings include options to purchase 93,750 shares of common stock, 324,096 shares of common stock held by Dr. Sackner’s spouse, 895,774 shares of common stock which may be acquired upon conversion of 35,831 shares of Series C Convertible Preferred Stock, 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock and 25,625 shares of common stock which may be acquired by Dr. Sackner’s spouse upon conversion of 1,025 shares of Series C Convertible Preferred Stock. Preferred Stock holdings include 1,025 shares of Series C Convertible Preferred Stock held by Dr. Sackner’s spouse.

(8)
Common stock holdings include options to purchase 235,000 shares of common stock and 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee and sole beneficiary and over which she has power to revoke. Does not include shares of common stock and options to purchase common stock held by family members.

(9)
Includes options to purchase 47,500 shares of common stock, 186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of common stock which may be acquired upon conversion of 1,073 shares of Series C Convertible Preferred Stock.

(10)
Common stock holdings include options to purchase 788,750 shares of common stock, 948,228 shares of common stock which may be acquired upon conversion of 37,929 Series C Convertible Preferred Stock and 6,570,000 shares of common stock which may be acquired upon conversion of 1,314 shares of Series D Convertible Preferred Stock.

(11)
Common stock holdings include 625 shares of common stock that may be acquired upon conversion of 25 shares of Series C Convertible Preferred Stock. Common stock and Preferred Stock holdings include beneficial ownership of shares held by Frost Gamma Investments Trust (see Note 14).

(12)
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

(13)
Common stock holdings include 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock. Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

Equity Compensation Plan Information
A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2000 Stock Option Plan (the “2000 Plan”) on March 28, 2001, which is currently our sole equity compensation plan. We have reserved a total of 2,000,000 shares of our common stock for issuance under the 2000 Plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2011, options to purchase 1,500,000 shares of common stock have been granted under the 2000 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2011:

			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	848,750	$0.47	1,151,250
Equity compensation plans not approved by security holders(2)	992,500	$0.71	—

Total	1,841,250	$0.59	1,151,250

(1)	Non-Invasive Monitoring Systems, Inc. 2000 Stock Option Plan.

(2)
The approximately one million outstanding options that were not granted under shareholder approved plans consist of standalone grants made by the Board of Directors on five separate occasions, which were not part of formal equity compensation plans. In each case, the features of the grant are fully-encompassed in the grant documents. In all five grants, the only features that differ materially from grants under the 2000 Plan are as follows: (a) the options are transferable; and (b) Compensation Committee approval is not required for the holder to elect a “cashless exercise.” The material terms of these grants are as follows:

			# Options
	Exercise		Outstanding as of
Grant Date	Price	Expiration Date	July 31, 2011
May 29, 2002	$0.75	May 29, 2012	210,000
March 1, 2003	$0.50	March 1, 2011	100,000
May 10, 2004	$0.20	May 10, 2014	160,000
October 17, 2007	$0.88	October 17, 2012	522,500
In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan has not yet been approved by our shareholders, and no awards have been granted thereunder.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Our principal corporate office is located at 4400 Biscayne Blvd., Suite 180, Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of our common stock. We currently lease approximately 1,800 square feet under the lease agreement, which has a five-year term that began on January 1, 2008. The lease currently requires annual rent of approximately $52,000, which amount increases by 4.5% per year.
We also lease approximately 5,200 square feet of warehouse space in Hialeah, Florida from a company jointly controlled by Dr. Frost and Dr. Hsiao, our Chairman of the Board. The warehouse lease, which has a three-year term that began on February 1, 2009, currently requires annual rent of approximately $56,000, which escalates by 3.5% per year.

Dr. Frost, Dr. Hsiao, Mr. Rubin and Dr. Uppaluri are each significant shareholders, directors and/or officers of SafeStitch, Aero, Tiger X, Sorrento and SearchMedia. Our Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and Aero under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS, SafeStitch and Aero are shared. Since December 2009, our Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. Since June 2011, our Chief Legal Officer has served as Corporate Counsel for Sorrento. There is no written cost sharing arrangement between the companies. The shared employee costs are allocated to the participating companies based on an estimate of the time each employee is expected to spend in addressing each company’s requirements. The allocations are reviewed quarterly and, if any adjustment to the allocation is warranted, such proposed adjustment is presented to the Audit Committee or Board of each company for approval prior to implementation. Under the cost sharing arrangement, certain accounting, finance and legal professionals make themselves available to the other parties to the arrangement. We reimbursed SafeStitch aggregate fees of $132,000 for the year ended July 31, 2011 for the sharing of costs under this arrangement.
Dr. Frost and Dr. Sackner each served as a director of Continucare until October 2011. We market our products to Continucare and other healthcare service providers in the normal course of business. For the year ended July 31, 2011 we did not have any product sales revenues in Continucare and for the year ended July 31, 2010, we recorded net product sales revenues to Continucare of approximately $22,000.
On March 31, 2010, we entered into a Note and Security Agreement with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate principal amount of $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012. The interest rate payable by us on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Maturity Date or after an event of default. We are required to repay all amounts owing under the Credit Facility by the maturity date, and amounts outstanding are prepayable at any time. As of July 31, 2011, we had drawn an aggregate of $1.0 million under the Credit Facility.
Pursuant to the Stock Purchase Agreement dated August 1, 2005 (the “2005 SPA”), between us and various investors (the “2005 Investors”, which include Dr. Hsiao and Frost Gamma Investments Trust, a trust controlled by Dr. Frost), we granted certain registration rights to the 2005 Investors with respect to the 28,500,000 shares of common stock (including shares of common stock underlying warrants) acquired pursuant to the 2005 SPA. In addition, under the 2005 SPA, for as long as Frost Gamma Investments Trust owns at least 5,000,000 shares of our common stock, it has the right to: (i) recommend and approve both the Chief Executive Officer and the Director of Marketing, and (ii) cap all executive salaries, including that of Dr. Marvin Sackner, which was originally set under the 2005 SPA at $52,000 per year. Frost Gamma Investments Trust has not exercised its rights to cap executive salaries other than Dr. Sackner’s.
During 2008 and until August 2009, Dr. Hsiao served as a director of Great Eastern Bank of Florida, a bank where we maintain a bank account in the normal course of business. As of July 31, 2010, we had approximately $150,000 on deposit with Great Eastern Bank of Florida, including approximately $125,000 collateralized by repurchase contracts for US Government securities.
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
Director Independence
The Board of Directors, in the exercise of its reasonable business judgment, has determined that each of the Company’s directors qualifies as an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations, with the exception of Dr. Marvin Sackner, who is employed as the Company’s CEO. Dr. Subbarao V. Uppaluri, Steven D. Rubin and Taffy Gould comprise our Audit Committee, and each such person is “independent” for audit committee purposes as defined by the more stringent standard contained in Nasdaq Stock Market Rule 5605(c)(2).

Item 14.	Principal Accountant Fees and Services.
Principal Accountant
Morrison, Brown, Argiz and Farra, LLC (“MBAF”) has served as our independent registered public accounting firm since May 14, 2009.
Fees and Services
The following table sets forth the total fees billed to us by MBAF for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2011 and 2010.

	2011	2010
Audit Fees	$81,000	$81,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$81,000	$81,000

Pre-Approval Policies and Procedures
Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2010 and 2011, 100% of the audit related services, tax services and all other services provided by MBAF for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.
Date: October 31, 2011	By:	/s/ Marvin A. Sackner, M.D.
Marvin A. Sackner, M.D.
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marvin A. Sackner, M.D. Marvin A. Sackner, M.D.	Chief Executive Officer and President (Principal Executive Officer)	October 31, 2011

/s/ Jane H. Hsiao, Ph.D. Jane H. Hsiao, Ph.D.	Chairman of the Board of Directors	October 31, 2011

/s/ Taffy Gould Taffy Gould	Director	October 31, 2011

/s/ Morton J. Robinson, M.D. Morton J. Robinson, M.D.	Director	October 31, 2011

/s/ Steven D. Rubin Steven D. Rubin	Director	October 31, 2011

/s/ Subbarao V. Uppaluri Subbarao Uppaluri	Director	October 31, 2011

/s/ James J. Martin James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 31, 2011

INDEX TO EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit
No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

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

10.16
Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17
First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March l 8, 2011).

10.18
Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

Exhibit
No.		Description of Exhibits
10.19		Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20		Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith