Form 10-Q
period 2011-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2011-12-15
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period ended October 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
68,922,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 14, 2011.

NON-INVASIVE MONITORING SYSTEMS, INC.
TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31, 2011	July 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$109	$64
Royalties and other receivables, net	46	69
Inventories, net	523	531
Prepaid expenses, deposits, and other current assets	28	31

Total current assets	706	695

Tooling and equipment, net	22	28

Total assets	$728	$723

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Notes payable — Related Party	$1,000	$1,000
Notes payable — other	100	50
Accounts payable and accrued expenses	435	326

Total current liabilities	1,535	1,376

Total liabilities	$1,535	$1,376

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding as of October 31, 2011 and July 31, 2011; liquidation preference $4,193 of October 31, 2011 and July 31, 2011	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,922,423 shares issued and outstanding as of October 31, 2011 and July 31, 2011, respectively	689	689
Additional paid in capital	21,495	21,487
Accumulated deficit	(23,000)	(22,819)
Accumulated other comprehensive loss	(56)	(75)

Total shareholders’ deficit	(807)	(653)

Total liabilities and shareholders’ deficit	$728	$723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS — Unaudited
(In thousands, except per share amounts)

	Three months ended October 31,
	2011	2010
Revenues
Product sales, net	$32	$124
Royalties	32	48

Total revenues	64	172

Operating costs and expenses

Cost of sales	9	45
Selling, general and administrative	173	462
Research and development	7	11

Total operating costs and expenses	189	518

Operating loss	(125)	(346)

Other income (expense)
Interest expense, net	(34)	(19)
Other income (expense)	(22)	11

Total other income (expense)	(56)	(8)

Net loss	$(181)	$(354)

Other comprehensive income (loss)
Foreign currency translation adjustment	19	(6)

Comprehensive net loss	$(162)	$(360)

Net loss attributable to common shareholders	$(181)	$(354)

Weighted average number of common shares outstanding — basic and diluted	68,922	68,817

Basic and diluted loss per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT — Unaudited
For the three months ended October 31, 2011
(Dollars in Thousands)

											Accumu-
											lated Other
	Preferred Stock								Additional	Accumu-	Compre-
	Series B		Series C		Series D		Common Stock		Paid in	lated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2011	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,487	($22,819)	$(75)	$(653)

Stock-based compensation	—	—	—	—	—	—	—	—	8	—	—	8
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	19	19
Net loss	—	—	—	—	—	—	—	—	—	(181)	—	(181)

Balance at October 31, 2011	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,495	($23,000)	$(56)	$(807)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(Dollars in thousands)
Three months ended October 31, 2011 and 2010

	2011	2010
Operating activities
Net loss	$(181)	$(354)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6	31
Stock-based compensation expense	8	22
Foreign currency transaction gain	22	(11)

Changes in operating assets and liabilities
Accounts and royalties receivable, net	21	(17)
Inventories, net	6	46
Prepaid expenses, deposits and other current assets	3	26
Accounts payable and accrued expenses	109	40
Customer deposits	—	(15)

Net cash used in operating activities	(6)	(232)

Financing activities
Net proceeds from issuance of notes payable	50	200
Repayments of notes payable	—	(21)

Net cash provided by financing activities	50	179

Effect of exchange rate changes on cash	1	(1)

Net increase (decrease) in cash	45	(54)
Cash, beginning of period	64	165

Cash, end of period	$109	$111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2011
The following (a) condensed consolidated balance sheet as of July 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2011, and results of operations and cash flows for the interim periods ended October 31, 2011 and 2010. The results of operations for the three months ended October 31, 2011, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2011. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2011.
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
The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses in the amount of $0.2 million and $0.4 million for each of the three month periods ended October 31, 2011 and 2010, and has experienced significant cash outflows from operating activities. The Company also has an accumulated deficit of $23.0 million as of October 31, 2011, and has substantial purchase commitments at October 31, 2011 (see note 10). The Company had $109,000 of cash at October 31, 2011 and negative working capital of approximately $829,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2011
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation. All material inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accounts receivable, warranty accrual, deferred taxes, and the input variables for stock based compensation as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.
Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At October 31, 2011 and July 31, 2011, the Company had approximately $109,000 and $64,000, respectively, on deposit in such sweep accounts.
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
Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at October 31, 2011 and July 31, 2011 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.
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
Taxes Assessed on Revenue-Producing Transactions. The Company presents sales taxes assessed on revenue-producing transactions between a seller and customer using the net presentation; thus, sales and cost of revenues are not affected by such taxes.
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
October 31, 2011
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
Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs for the three months ended October 31, 2011 and 2010 totaled $0 and $8,000, respectively, and are included in selling, general and administrative costs and expenses for all periods presented.
Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.
Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three months ended October 31, 2011 and 2010, and management estimates that the Company’s accrued warranty expense at October 31, 2011 will be sufficient to offset claims made for units under warranty.
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
Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2011 and July 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.
Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive loss. Foreign currency translation adjustments totaled $19,000 and ($6,000), respectively, for the three months ended October 31, 2011 and 2010.
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
3. INVENTORIES
The Company’s inventory consisted of the following at October 31, 2011 and July 31, 2011 (in thousands):

	October 31, 2011	July 31, 2011
Work-in-progress, spare parts and accessories	$4	$4
Finished goods	519	527

Total inventories	$523	$531

4. STOCK-BASED COMPENSATION
The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $8,000 and $22,000, respectively, for the three months ended October 31, 2011 and 2010. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2011
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
The Company did not grant any stock options during the three months ended October 31, 2011 or 2010. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on assumptions regarding expected term, volatility, risk-free interest rates, dividend yield and forfeiture rates. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SAB No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates.
A summary of the Company’s stock option activity for the three months ended October 31, 2011 is as follows:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (years)	Value
Options outstanding, July 31, 2011	1,841,250	$0.592

Options granted	—	n/a

Options exercised	—	n/a

Options forfeited or expired	350,000	$0.569

Options outstanding, October 31, 2011	1,491,250	$0.598	2.26	$9,600

Options expected to vest, October 31, 2011	1,478,540	$0.599	2.23	$9,600

Options exercisable, October 31, 2011	1,313,750	$0.624	1.88	$9,600

Of the 1,491,250 options outstanding at October 31, 2011, 498,750 were issued under the 2000 Plan and 992,500 were issued outside of shareholder approved plans. There were no options exercised or expired during the three month period ended October 31, 2011 and 2010. There were 350,000 and 40,000 options forfeited during the three month periods ending October 31, 2011 and 2010, respectively, as a result of employee terminations.
As of October 31, 2011, there was $35,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.55 years.
5. ROYALTIES
The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics. Royalty income from the SensorMedics license amounted to $32,000 and $48,000 for the three months ended October 31, 2011 and 2010, respectively. No royalties from VivoMetrics were recognized for the three months ended October 31, 2011 and 2010, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2011
6. NOTES PAYABLE
2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2011, the Company had drawn an aggregate of $1,000,000 under the Credit Facility.
2011 Promissory Notes. On September 12, 2011, the Company entered into two Promissory Notes (“Promissory Notes”) in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The $50,000 promissory note entered into with the unrelated third party was as a result of a $50,000 advance received by the Company in June 2011. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.
7. SHAREHOLDERS’ EQUITY
The Company did not issue any shares for the three months ended October 31, 2011. The Company issued 165,000 shares of common stock for the three months ended October 31, 2010 upon the conversion of an aggregate of 33 shares of Series D Preferred Stock pursuant to the terms of the Series D Preferred Stock.
8. BASIC AND DILUTED LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2011 and 2010, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2011	October 31, 2010

Stock options	1,491,250	2,505,832
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000

Total	17,017,450	18,032,032

9. RELATED PARTY TRANSACTIONS
The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $5,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 for the three months ended October 31, 2011 and 2010.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2011
The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The current rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month and escalate 3.5% annually over the life of the lease. The Company recorded rent expense related to the Hialeah warehouse of approximately $15,000 for the three months ended October 31, 2011 and 2010.
As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $0 and $200,000, respectively, for the three months ended October 31, 2011 and 2010, and $1,000,000 was outstanding as of October 31, 2011 and July 31, 2011. The Company accrued interest expense related to the Credit Facility of approximately $31,000 for the three months ended October 31, 2010 and approximately $156,000 of accrued interest remained outstanding at October 31, 2011.
On September 12, 2011, the Company entered into two Promissory Notes in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.
Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Tiger X Medical (formerly known as Cardo Medical, Inc.) (“Tiger X”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer of Safestitch and Vice President of Finance for Aero, and supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. The shared employee costs are allocated to the participating companies based on an estimate of the time each employee is expected to spend in addressing each company’s requirements. The allocations are reviewed periodically and, if any adjustment to the allocation methodology is warranted, the proposed adjustments are presented to the Audit Committee or Board of each company for approval prior to implementation. Effective August 1, 2010, all of the shared personnel previously employed directly by NIMS were hired by SafeStitch, resulting in a decrease in NIMS’ payroll and an increase in shared services fees. Aero ceased its participation in the shared cost arrangement as of July 2011. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $10,000 and $42,000, respectively, for the three months ended October 31, 2011, and 2010. Accounts payable to SafeStitch related to these arrangements totaled approximately $3,200 at October 31, 2011 and July 31, 2011.
10. COMMITMENTS
Leases.
The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The current rental payments under the Miami office lease are approximately $5,000 per month and escalate 4.5% annually over the life of the lease. The Company signed a three year lease for warehouse space in Hialeah, Florida commencing February 1, 2009. The current rental payments under this warehouse lease are approximately $5,000 per month and escalate 3.5% annually over the life of the lease.
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
October 31, 2011
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
The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2011, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of October 31, 2011, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million. As of October 31, 2011, the Company has approximately $41,000 of payables due to Sing Lin.
As of October 31, 2011, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of November 12, 2011, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.
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

11. LONG-LIVED ASSETS
The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at October 31 and July 31, 2011 (in thousands):

	Estimated	October 31,	July 31,
	Useful Life	2011	2011
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$92	$92
Website and software	3 years	26	26

		118	118
Less accumulated depreciation		(96)	(90)

Tooling and equipment, net		$22	$28

Depreciation expense was $6,000 and $31,000 during the three months ended October 31, 2011 and 2010, respectively. Eleven Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $33,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statement Regarding Forward-looking Statements.
This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2012 or Promissory Notes due on September 12, 2014, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals, the Warning Letter the Company received in March 2011 and the FDA Form 483 received in October 2011; other factors described herein as well as the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2011. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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

NON-INVASIVE MONITORING SYSTEMS, INC
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies. The Company’s accounting policy for loss contingencies complies with ASC 450-20-25-2. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2011. Actual results may differ from these estimates.
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

NON-INVASIVE MONITORING SYSTEMS, INC
Three months ended October 31, 2011 compared to three months ended October 31, 2010
Revenues. Total revenues decreased from $172,000 for the three months ended October 31, 2010, to $64,000 for the three months ended October 31, 2011. This $108,000 decrease resulted from a $92,000 decrease in product sales and a $16,000 decrease in royalty revenues.
Exer-Rest platform unit sales during the three months ended October 31, 2011 decreased approximately 80% over the three months ended October 31, 2010. This decrease in product sales was primarily attributable to reduced sales personnel and a decrease of sales to distributors in the three months ended October 31, 2011.
Royalties from SensorMedics decreased $16,000 to $32,000 for the three months ended October 31, 2011 from $48,000 for the three months ended October 31, 2010. This decrease was primarily a result of lower product sales. As discussed above, there can be no assurance that we will receive any future royalties from the assignment of our license with VivoMetrics.
Cost of Sales. Cost of sales for the three months ended October 31, 2011 and 2010 was $9,000 and $45,000, respectively. This $36,000 decrease was primarily related to the decreased number of units sold in the first three months of the 2012 fiscal year. As a percentage of revenue, cost of sales was lower in the three months ended October 31, 2011 primarily because a greater proportion of units delivered in the three months ended October 31, 2010 were sold to distributors at discounted prices.
Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $173,000 for the three months ended October 31, 2011 from $462,000 for the three months ended October 31, 2010. This $289,000 decrease was primarily attributable to decreases in stock-based compensation expense, payroll expenses, advertising and trade show expenses, rent and accounting and legal costs attributable to our shared services arrangement with certain affiliated companies. SG&A costs and expenses include stock-based compensation expense, which totaled $8,000 for the three months ended October 31, 2011, as compared to $22,000 for the three months ended October 31, 2010.
Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased to $7,000 for the three months ended October 31, 2011 from $11,000 for the three months ended October 31, 2010, a decrease of $4,000. The higher costs in the three months ended October 31, 2010 related primarily to costs associated with the commencement of certain clinical trials.
Total operating costs and expenses. Total operating costs and expenses decreased $329,000 to $189,000 from $518,000 for the three months ended October 31, 2011 and 2010, respectively. This decrease was primarily attributable to the decrease in cost of sales related to lower sales volume, as well as the lower SG&A and R&D costs and expenses discussed above.
Interest expense, net. Net interest expense was $34,000 for the three months ended October 31, 2011, as compared to $19,000 for the three months ended October 31, 2010. This $15,000 increase was attributable to the interest accrued on borrowings outstanding on the Credit Facility during the three months ended October 31, 2011.
Other Income (expense). Other expense was $22,000 for the three months ended October 31, 2011, as compared to income of $11,000 for the three months ended October 31, 2010. This $33,000 decrease was attributable to foreign currency exchange loss.
Liquidity and Capital Resources
Our operations have been primarily financed through private sales of our equity securities and advances under Credit Facility and Promissory Notes. At October 31, 2011, we had approximately $109,000 of cash and negative working capital of approximately $829,000. If we are not able to generate significant additional revenue, we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations beyond December 2011. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders.
Net cash used in operating activities was $6,000 and $232,000 for three months ended October 31, 2011 and 2010, respectively. This $226,000 decrease was principally due to reductions in SG&A and R&D costs and expenses for the three months ended October 31, 2011.
No cash was used or provided by investing activities for three months ended October 31, 2011 and 2010.
Net cash provided by financing activities was $50,000 and $179,000 for the three months ended October 31, 2011 and 2010, respectively, primarily from advances under the notes payable described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC
Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through October 31, 2011, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of October 31, 2011, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of October 31, 2011, the Company had payables due to Sing Lin of approximately $41,000. The Company also recorded a $430,000 impairment charge on the value of its assets related to Sing Lin for the year ended July 31, 2011 (See Note 10).
2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by our Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2011, we had drawn an aggregate of $1,000,000 under the Credit Facility.
2011 Promissory Notes. On September 12, 2011, the Company entered into two Promissory Notes (“Promissory Notes”) in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The $50,000 promissory note entered into with the unrelated third party was as a result of a $50,000 advance received by the Company in June 2011. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.
As of October 11, 2011, we had cash and cash equivalents of approximately $109,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond December 2011 without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.

NON-INVASIVE MONITORING SYSTEMS, INC
SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2011	By:	/s/ Dr. Marvin A. Sackner
Dr. Marvin A. Sackner, Chief Executive Officer

Dated: December 15, 2011	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a—14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.