Form 10-Q
period 2012-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2012-03-16
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended January 31, 2012

or

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

68,922,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of March 9, 2011.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$70	$64
Royalties and other receivables, net	41	69
Inventories, net	501	531
Prepaid expenses, deposits, and other current assets	5	31

Total current assets	617	695

Tooling and equipment, net	16	28

Total assets	$633	$723

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Notes payable – Related Party	$1,050	$1,000
Notes payable – other	50	50
Accounts payable and accrued expenses	434	326
Customer deposits	3	—

Total current liabilities	1,537	1,376

Total liabilities	$1,537	$1,376

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding as of January 31, 2012 and July 31, 2011, liquidation preference $4,193 as of January 31, 2012 and July 31, 2011	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,922,423 shares issued and outstanding as of January 31, 2012 and July 31, 2011	689	689
Additional paid in capital	21,504	21,487
Accumulated deficit	(23,113)	(22,819)
Accumulated other comprehensive loss	(49)	(75)

Total shareholders’ deficit	(904)	(653)

Total liabilities and shareholders’ deficit	$633	$723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS—Unaudited

(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Revenues
Product sales, net	$46	$131	$78	$255
Royalties	43	56	74	104

Total revenues	89	187	152	359

Operating costs and expenses

Cost of sales	14	49	23	94
Selling, general and administrative	126	403	300	865
Research and development	19	11	25	22

Total operating costs and expenses	159	463	348	981

Operating loss	(70)	(276)	(196)	(622)

Interest expense, net	(35)	(27)	(69)	(46)

Other (expense) income, net	(7)	—	(29)	11

Net loss	$(112)	$(303)	$(294)	$(657)

Other comprehensive income
Currency translation adjustment	6	(8)	26	(14)

Comprehensive net loss	$(106)	$(311)	$(268)	$(671)

Weighted average number of common shares outstanding—Basic and diluted	68,922	68,906	68,922	68,861

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT—Unaudited

For the six months ended January 31, 2011

(Dollars in Thousands)

	Preferred Stock								Additional Paid in Capital	Accum- ulated Deficit	Accumu- lated Other Compre-	Total
	Series B		Series C		Series D		Common Stock				hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Loss
Balance at July 31, 2011	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,487	($22,819)	(75)	($653)

Stock-based compensation	—	—	—	—	—	—	—	—	17	—	—	17
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	26	26
Net loss	—	—	—	—	—	—	—	—	—	(294)	—	(294)

Balance at January 31, 2012	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,504	($23,113)	(49)	($904)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(Dollars in thousands)

Six months ended January 31, 2012 and 2011

	2012	2011
Operating activities

Net loss	$(294)	$(657)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12	61
Stock-based compensation expense	17	45
Allowance for doubtful accounts	—	(10)
Foreign currency transaction loss (gain)	29	(11)

Changes in operating assets and liabilities
Accounts and royalties receivable, net	27	19
Inventories, net	28	120
Prepaid expenses, deposits and other current assets	26	48
Accounts payable and accrued expenses	108	(1)
Customer deposits	3	(16)

Net cash used in operating activities	(44)	(402)

Financing activities

Net proceeds from issuance of common stock and exercise of options	—	2
Net proceeds from issuance of notes payables	50	388
Repayments of notes payable	—	(21)

Net cash provided by financing activities	50	369

Effect of exchange rate changes on cash	—	1

Net increase (decrease) in cash	6	(32)
Cash, beginning of period	64	165

Cash, end of period	$70	$133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

January 31, 2012

The following (a) condensed consolidated balance sheet as of July 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2012, and results of operations and cash flows for the interim periods ended January 31, 2012 and 2011. The results of operations for the three and six months ended January 31, 2012, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2011.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $0.3 million and $0.7 million for the six month periods ended January 31, 2012 and 2011, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $23 million as of January 31, 2012, and has potential purchase obligations at January 31, 2012 (see note 10). The Company had $70,000 of cash at January 31, 2012 and negative working capital of approximately $920,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

January 31, 2012

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At January 31, 2012 and July 31, 2011, the Company had approximately $70,000 and $64,000, respectively, on deposit in such sweep accounts.

Allowances for Doubtful Accounts. The Company provides an allowance for royalties and other receivables it believes it may not collect in full. Accounts receivables are recorded at the stated amount of the transactions with the Company’s customers. Receivables are written off when they are deemed to be uncollectible and all collection attempts have ceased. The amount of bad debt recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analysis of the Company’s accounts receivable each period and subjective assessments of the Company’s future bad debt exposure.

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at January 31, 2012 and July 31, 2011 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

January 31, 2012

and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The company is generally no longer subject to examination by various tax authorities for the years before 2008. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured. The Company recognizes royalties as they are earned, based on reports from licensees.

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented, and totaled $0 for the three and six months ended January 31, 2012. Advertising and promotional costs totaled $5,000 and $12,000, respectively, for the three and six months ended January 31, 2011.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and six months ended January 31, 2012 and 2011, and management estimates that the Company’s accrued warranty expense at January 31, 2012 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2012 and July 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, customer deposits, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive loss. Foreign currency translation adjustments totaled $6,000 and $26,000, respectively, for the three and six months ended January 31, 2012. Foreign currency translation adjustments totaled ($8,000) and ($14,000), respectively, for the three and six months ended January 31, 2011.

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

3. INVENTORIES

The Company’s inventory consisted of the following at January 31, 2012 (unaudited) and July 31, 2011 (in thousands):

	January 31, 2012	July 31, 2011
Work-in-progress, spare parts and accessories	$4	$4
Finished goods	497	527

Total inventories	$501	$531

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

January 31, 2012

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $9,000 and $17,000, respectively, for the three and six months ended January 31, 2012 and $22,000 and $45,000 respectively, for the three and six months ended January 31, 2011. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

The Company’s 2000 Stock Option Plan (the “2000 Plan”), as amended, provides for the issuance of up to 2,000,000 shares of the Company’s Common Stock. The 2000 Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual option agreements. The 2000 Plan expired on March 1, 2011. No additional grants may be made under the 2000 Plan; however, previously granted options will remain in force pursuant to the terms of the individual grants.

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

The Company did not grant any stock options during the six months ended January 31, 2012 and 2011. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on assumptions regarding expected term, volatility, risk-free interest rates, dividend yield and forfeiture rates. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates.

A summary of the Company’s stock option activity for the six months ended January 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2011	1,841,250	$0.592

Options granted	—	n/a

Options exercised	—	n/a

Options forfeited or expired	350,000	$0.569

Options outstanding, January 31, 2012	1,491,250	$0.598	2.00	$0

Options expected to vest, January 31, 2012	1,478,540	$0.599	1.98	$0

Options exercisable, January 31 , 2012	1,313,750	$0.624	1.63	$0

Of the 1,491,250 options outstanding at January 31, 2011, 498,750 were issued under the 2000 Plan and 992,500 were issued outside of shareholder approved plans. There were no options exercised or expired during the three month period ended January 31, 2012 and 2011. There were 350,000 and 76,666 options forfeited during the six month period ended January 31, 2012, and 2011, respectively, as a result of employee terminations.

As of January 31, 2012, there was $26,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.48 years.

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

January 31, 2012

5. ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and from VivoMetrics in prior years. Royalty income from the SensorMedics license amounted to $43,000 and $74,000 for the three and six months ended January 31, 2012, respectively, and $46,000 and $94,000 for the three and six months ended January 31, 2011. Royalties from VivoMeterics of $0 and $10,000 were recognized for the three and six months ended January 31, 2012 and 2011, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

6. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2012, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two Promissory Notes (“Promissory Notes”) in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The $50,000 promissory note entered into with the unrelated third party was received in advance by the Company in June 2011. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.

7. SHAREHOLDERS’ EQUITY

The Company did not issue any shares for the six months ended January 31, 2012. The Company issued 165,000 shares of common stock for the six months ended January 31, 2011 upon the conversion of an aggregate of 33 shares of Series D Preferred Stock pursuant to the terms of the Series D Preferred Stock.

8. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended January 31, 2012 and 2011, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

January 31, 2012

Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2012	January 31, 2011
Stock options	1,491,250	2,442,500
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000

Total	17,017,450	17,968,700

9. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $5,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 and $27,000 respectively, in the three and six months ended January 31, 2012 and approximately $13,000 and $31,000, respectively, in the three and six months ended January 31, 2011.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The current rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month and escalate 3.5% annually over the life of the lease. The Company recorded rent expense related to the Hialeah warehouse of approximately $21,000 and $37,000, respectively, for the three and six months ended January 31, 2012 and approximately $15,000 and $30,000, respectively, in the three and six months ended January 31, 2011.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $0 and $400,000, respectively, for the six months ended January 31, 2012 and 2011, and $1,000,000 was outstanding as of January 31, 2012 and July 31, 2011. The Company accrued interest expense related to the Credit Facility of approximately $30,000 and $64,000 for the three and six months ended January 31, 2012 and approximately $186,000 of accrued interest remained outstanding at January 31, 2012. The Company accrued interest expense related to the Credit Facility of approximately $27,000 and $46,000 for the three and six months ended January 31, 2011 and approximately $63,000 of accrued interest remained outstanding at January 31, 2011.

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

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Tiger X Medical (formerly known as Cardo Medical, Inc.) (“Tiger X”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer of Safestitch and Vice President of Finance for Aero, and supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. The shared employee costs are allocated to the participating companies based on an estimate of the time each employee is expected to spend in addressing each company’s requirements. The allocations are reviewed periodically and, if any adjustment to the allocation methodology is warranted, the proposed adjustments are presented to the Audit Committee or Board of each company for approval prior to implementation. Effective August 1, 2010, all of the shared personnel previously employed directly by NIMS were hired by SafeStitch, resulting in a decrease in NIMS’ payroll and an increase in shared services fees. Aero ceased its participation in the shared cost arrangement as of July 2011 and dissolved in December 2011. The Company recorded

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

January 31, 2012

additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $10,000 and $19,000, respectively, for the three and six months ended January 31, 2012, and $40,000 and $82,000, respectively, for the three and six months ended January 31, 2011. Accounts payable to SafeStitch related to these arrangements totaled approximately $3,100 and $3,200 at January 31, 2012 and July 31, 2011.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2011, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of January 31, 2012, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million. As of January 31, 2012, the Company has approximately $41,000 of payables due to Sing Lin.

As of January 31, 2012, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of March 6, 2012, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

For the year ended July 31, 2011, the Company recognized a $430,000 impairment loss on assets relating to Sing Lin due to the uncertainty of recoverability as a result of the termination of the agreement. The following table summarizes the asset accounts that are included in the impairment loss:

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (unaudited)

January 31, 2012

Accounts receivable - Trade	$152,000
Tooling and equipment, net	188,000
Advance to manufacturer	90,000

Impairment Loss	$430,000

11. LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at January 31, 2012 and July 31, 2011 (in thousands):

	Estimated Useful Life	January 31, 2012	July 31, 2011
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	92	92
Website and software	3 years	26	26

		118	118
Less accumulated depreciation		(102)	(90)

Tooling and equipment, net		$16	$28

Depreciation expense was $6,000 and $12,000 during the three and six months ended January 31, 2012, respectively, and $31,000 and $61,000 for the three and six months ended January 31, 2011, respectively. Eleven Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $33,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2012 or Promissory Notes due on September 12, 2014, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals, the Warning Letter the Company received in March 2011and the FDA Form 483 received in October 2011; other factors described herein as well as the factors contained in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2011. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2012

Overview

We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively head to foot. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, director and former Chief Executive Officer. Over thirty peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. According to those studies, the application of this technology causes increased release of beneficial substances such as nitric oxide from the inner lining of blood vessels throughout the vasculature for improved circulation and the reduction of inflammation. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.

The development and commercialization of the Exer-Rest has necessitated substantial expenditures and commitments of capital, and we anticipate expenses and associated losses to continue for the foreseeable future, as we expect to continue sales efforts in the United States, Canada, the UK, Europe, India, Mexico, Latin America, the Middle East and the Far East. We will be required to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital currently exists or can be assured. If we are unsuccessful in our efforts to expand sales and/or raise capital, we will not be able to continue operations.

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

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2012

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

Three and six months ended January 31, 2012 compared to three and six months ended January 31, 2011

Revenues. Total revenue for the three months ended January 31, 2012 was of $89,000, as compared to $187,000 for the three months ended January 31, 2012. The $98,000 decrease was due to a $13,000 decrease in royalty revenue in the 2012 fiscal period, and $85,000 decrease in product sale revenue. Total revenues decreased from $359,000 for the six months ended January 31, 2011, to $152,000 for the six months ended January 31, 2012. This $207,000 decrease resulted from a $177,000 decrease in product sales, and a $30,000 decrease in royalty revenues.

Exer-Rest platform unit sales during the six months ended January 31, 2012 decreased approximately 71% over the six months ended January 31, 2012. This decrease in product sales revenue was primarily attributable to a reduction of product marketing and orders placed by overseas distributors in the six months ended January 31, 2012.

Royalty revenue from SensorMedics and VivoMetrics was $43,000 and $74,000 for the three and six months ended January 31, 2012, respectively and was $56,000 and $104,000 for the three and six months ended January 31, 2011, respectively. The $13,000 and $30,000 respective decreases for the three and six month periods are primarily attributable to a decrease in total applicable sales for the three and six months ended January 31, 2012. As discussed above, there can be no assurance that we will receive any future royalties from the pending assignment of our license with VivoMetrics.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2012

Cost of Sales. Cost of sales for the three and six months ended January 31, 2012 was $14,000 and $23,000, respectively, as compared to $49,000 and $94,000, respectively, for the three and six months ended January 31, 2011. These $35,000 and $71,000 respective decreases were primarily the result of the decreased number of units sold in the 2012 fiscal periods. As a percentage of revenue, cost of sales was lower in the six months ended January 31, 2012 primarily because a greater proportion of units delivered in the six months ended January 31, 2011 were sold to distributors at discounted prices.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $126,000 and $300,000, respectively, for the three and six months ended January 31, 2012, from $403,000 and $865,000, respectively, for the three and six months ended January 31, 2011. These $277,000 and $565,000 respective decreases were primarily attributable to decreases in stock-based compensation expense, payroll expenses, advertising and trade show expenses, and accounting and legal costs attributable to our shared services arrangement with certain affiliated companies.

Research and development costs and expenses. Research and development (“R&D”) costs and expenses increased to $19,000 and $25,000, respectively, for the three and six months ended January 31, 2012, from $11,000 and $22,000, respectively, for the three and six months ended January 31, 2011. These $8,000 and $3,000 respective increases were primarily attributable to increase in costs associated with Exer-Rest units used in research.

Total operating costs and expenses. Total operating costs and expenses decreased to $159,000 and $348,000, respectively, for the three and six months ended January 31, 2012, from $463,000 and $981,000, respectively, for the three and six months ended January 31, 2011. These $304,000 and $633,000 respective decreases were primarily attributable to the decrease in cost of sales related to lower sales volume, as well as the lower SG&A costs and expenses discussed above.

Interest expense, net. Net interest expense was $35,000 and $69,000 in the three and six month periods ended January 31, 2012, as compared to $27,000 and $46,000 for the three and six months ended January 31, 2011, respectively. The $69,000 net interest expense in the fiscal 2012 periods was related to balances outstanding under the Credit Facility (see Note 6).

Other Income (expense). Other expense was $7,000 and $29,000 for the three and six months ended January 31, 2012, as compared to income of $0 and $11,000 for the three and six months ended January 31, 2011. This $7,000 and $40,000 expense increase was attributable to foreign currency exchange loss.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under Credit Facility and Promissory Notes. At January 31, 2012, we had approximately $70,000 of cash and negative working capital of approximately $920,000. We expect these funds will be sufficient to support our operations only through early April, 2012. If we are not able to generate significant revenue with our current marketing efforts, we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities. Additionally, the sales of equity or convertible debt securities may result in dilution to our current stockholders.

Net cash used in operating activities was $44,000 and $402,000 for six months ended January 31, 2012 and 2011, respectively. This $358,000 decrease was principally due to reductions in SG&A and R&D costs and expenses for the six months ended January 31, 2012.

Net cash provided by financing activities was $50,000 for the six months ended January 31, 2012, from the $50,000 proceeds from the Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements. Net cash provided by financing activities was $369,000 for the six months ended January 31, 2011, primarily from the $400,000 proceeds from the Credit Facility described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2012

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through January 31, 2012, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of January 31, 2012, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of January 31, 2012, the Company had payables due to Sing Lin of approximately $41,000. The Company also recorded a $430,000 impairment charge on the value of its assets related to Sing Lin for the year ended July 31, 2011 (See Note 10).

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2012, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two Promissory Notes (“Promissory Notes”) in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The $50,000 promissory note entered into with the unrelated third party was received in advance by the Company in June 2011. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.

As of February 29, 2012, we had cash and cash equivalents of approximately $42,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond April 2012 without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2012

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2012

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2012

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

Dated: March 16, 2012	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: March 16, 2012	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.