Form 10-Q
period 2012-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2012-06-14
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period ended April 30, 2012

or

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

68,922,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 8, 2012.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2012	July 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$62	$64
Royalties and other receivables, net	18	69
Inventories, net	503	531
Prepaid expenses, deposits, and other current assets	39	31

Total current assets	622	695
Tooling and equipment, net	13	28

Total assets	$635	$723

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Notes payable – related party	$1,000	$1,000
Notes payable – other	100	50
Accounts payable and accrued expenses	552	326
Customer deposits	4	—

Total current liabilities	1,656	1,376

Total liabilities	$1,656	$1,376

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	—	—
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding as of April 30, 2012 and July 31, 2011; liquidation preference $4,193 as of April 30, 2012 and July 31, 2011	3	3
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 68,922,423 shares issued and outstanding as of April 30, 2012 and July 31, 2011	689	689
Additional paid-in-capital	21,510	21,487
Accumulated deficit	(23,223)	(22,819)
Accumulated other comprehensive loss	(62)	(75)

Total shareholders’ deficit	(1,021)	(653)

Total liabilities and shareholders’ deficit	$635	$723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS—Unaudited

(In thousands, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Revenues
Product sales, net	$—	$208	$78	$463
Royalties	46	34	120	138

Total revenues	46	242	198	601

Operating costs and expenses

Cost of sales	—	62	23	156
Selling, general and administrative	142	274	442	1,139
Research and development	14	8	39	30

Total operating costs and expenses	156	344	504	1,325

Operating loss	(110)	(102)	(306)	(724)

Interest expense, net	(15)	(29)	(84)	(75)

Other income (expense), net	15	8	(14)	19

Net loss	$(110)	$(123)	$(404)	$(780)
Other comprehensive (loss) income
Currency translation adjustment	(13)	(26)	13	(40)

Comprehensive net loss	$(123)	$(149)	$(391)	$(820)

Weighted average number of common shares outstanding—Basic and diluted	68,922	68,922	68,922	68,922

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT—Unaudited

For the nine months ended April 30, 2012

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid-in-	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at July 31, 2011	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,487	$(22,819)	$(75)	$(653)

Stock-based compensation	—	—	—	—	—	—	—	—	23	—	—	23
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	—	—	—	—	(404)	—	(404)

Balance at April 30, 2012	100	$—	62,048	$62	2,795	$3	68,922,423	$689	$21,510	$(23,223)	$(62)	$(1,021)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(Dollars in thousands)

Nine months ended April 30, 2012 and 2011

	2012	2011
Operating activities
Net loss	$(404)	$(780)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15	89
Stock-based compensation expense	23	59
Allowance for doubtful accounts	—	(10)
Foreign currency transaction loss (gain)	16	(19)

Changes in operating assets and liabilities
Accounts and royalties receivable, net	50	(34)
Inventories, net	26	209
Prepaid expenses, deposits and other current assets	(8)	12
Accounts payable and accrued expenses	226	(3)
Customer deposits	4	(16)

Net cash used in operating activities	(52)	(493)

Investing activities
Fixed asset sales	—	4

Net cash provided by investing activities	—	4

Financing activities
Net proceeds from issuance of common stock and exercise of options	—	2
Net proceeds from issuance of notes payables	50	388
Repayments of notes payable	—	(21)

Net cash provided by financing activities	50	369

Net decrease in cash	(2)	(120)
Cash, beginning of period	64	165

Cash, end of period	$62	$45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2012

The following (a) condensed consolidated balance sheet as of July 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2012, and results of operations and cash flows for the interim periods ended April 30, 2012 and 2011. The results of operations for the three and nine months ended April 30, 2012, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2011.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $0.4 million and $0.8 million for the nine month periods ended April 30, 2012 and 2011, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $23.2 million as of April 30, 2012, and has potential purchase obligations at April 30, 2012 (see note 10). The Company had $62,000 of cash at April 30, 2012 and negative working capital of approximately $1.0 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2012

Absent any significant revenues from product sales, additional debt or equity financing will be required for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest. Management intends to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. As further discussed in Note 10, the Company in 2010 terminated its agreement with Sing Lin. As of April 30, 2012 and July 31, 2012, the Company has payables due to Sing Lin of approximately $41,000. The Company also recorded a $430,000 impairment loss on the value of its assets related to Sing Lin (Note 10) during the year ended July 31, 2011.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At April 30, 2012 and July 31, 2011, the Company had approximately $62,000 and $64,000, respectively, on deposit in such sweep accounts.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at April 30, 2012 and July 31, 2011 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

April 30, 2012

Revenue Recognition. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable, and the collection of the sales proceeds is reasonably assured. The Company recognizes royalties as they are earned, based on reports from licensees.

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs are included in selling, general and administrative costs and expenses for all periods presented. The Company did not have any advertising or promotional costs for the three and nine months ended April 30, 2012. Advertising and promotional costs totaled $5,000 and $17,000, respectively, for the three and nine months ended April 30, 2011.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and nine months ended April 30, 2012 and 2011, and management estimates that the Company’s accrued warranty expense at April 30, 2012 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2012 and July 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments such cash and cash equivalents, receivables, as well as accounts payable and accrued expenses, and other current liabilities, as reflected in the condensed financial statements, approximate fair value because of the short-term maturity of these instruments.

As of April 30, 2012 and July 31, 2012, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive income (loss). Foreign currency translation adjustments totaled ($13,000) and $13,000, respectively, for the three and nine months ended April 30, 2012 and ($26,000) and ($40,000), respectively, for the three and nine months ended April 30, 2011.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.

Loss Contingencies. We recognize contingent losses that are probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. In regards to legal costs, we record such costs as incurred.

Recently Adopted Accounting Pronouncements.

On June 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The Company is currently evaluating the effect the update will have on its condensed consolidated financial statements.

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure. The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. The adoption of the ASU did not have a material impact on the company.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2012

3. INVENTORIES

The Company’s inventory consisted of the following at April 30, 2012 and July 31, 2011 (in thousands):

	April 30, 2012	July 31, 2011
Work-in-progress, spare parts and accessories	$4	$4
Finished goods	499	527

Total inventories	$503	$531

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $6,000 and $23,000, respectively, for the three and nine months ended April 30, 2012, and $14,000 and $59,000 respectively, for the three and nine months ended April 30, 2011. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

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

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan became effective on the 20th day following our mailing of our Definitive Information Statement on Schedule 14C, which disclosed that our shareholders approved the plan on March 16, 2012.

The Company did not grant any stock options during the nine months ended April 30, 2012 and 2011. The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on assumptions regarding expected term, volatility, risk-free interest rates, dividend yield and forfeiture rates. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the U.S. over-the-counter bulletin board for a period that matches the expected term of the option. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. The Company has not paid cash dividends and does not expect to pay cash dividends in the future. Forfeiture rates are based on management’s estimates.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2012

A summary of the Company’s stock option activity for the nine months ended April 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2011	1,841,250	$0.592

Options granted	—	0.000

Options exercised	—	0.000

Options forfeited or expired	350,000	$0.569

Options outstanding, April 30, 2012	1,491,250	$0.598	1.76	$0

Options expected to vest, April 30, 2012	1,485,653	$0.598	1.74	$0

Options exercisable, April 30, 2012	1,381,250	$0.613	1.53	$0

Of the 1,491,250 options outstanding at April 30, 2012, 498,750 were issued under the 2000 Plan and 992,500 were issued outside of shareholder approved plans. There were no options exercised or expired during the three and nine month period ended April 30, 2012. There were 350,000 options forfeited during the nine month period ended April 30, 2012 as a result of employee terminations.

As of April 30, 2012, there was $20,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.39 years.

5. ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and from VivoMetrics in prior years. Royalty income from the SensorMedics license amounted to $46,000 and $120,000 for the three and nine months ended April 30, 2012, respectively, and $34,000 and $128,000 for the three and nine months ended April 30, 2011. The Company did not recognize any royalties from VivoMeterics for the three and nine months ended April 30, 2012, respectively, and $0 and $10,000 were recognized for the three and nine months ended April 30, 2011, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

6. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (collectively, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 and subsequently the date was extended to July 31, 2013 (the “Credit Facility Maturity Date”)(see Note 12). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2012, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2012

2012 Promissory Note. On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 (the “Maturity Date”). The Hsu Gamma Note may be prepaid in advance of the Maturity Date.

7. SHAREHOLDERS’ EQUITY

The Company did not issue any shares for the nine months ended April 30, 2012. The Company issued 165,000 shares of common stock for the nine months ended April 30, 2011 upon the conversion of an aggregate of 33 shares of Series D Preferred Stock pursuant to the terms of the Series D Preferred Stock.

8. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2012 and 2011, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2012	April 30, 2011
Stock options	1,491,250	1,841,250
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000

Total	17,017,450	17,367,450

9. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $5,000 per month and escalate 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 and $40,000, respectively, in the three and nine months ended April 30, 2012, and approximately $13,000 and $40,000, respectively, in the three and nine months ended April 30, 2011.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The current rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month and escalate 3.5% annually over the life of the lease. The Company recorded rent expense related to the Hialeah warehouse of approximately $11,000 and $47,000, respectively, for the three and nine months ended April 30, 2012 and approximately $16,000 and $46,000, respectively, in the three and nine months ended April 30, 2011.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility during the nine months ended April 30, 2012, and $1,000,000 was outstanding as of April 30, 2012 and July 31, 2011, respectively, and there is no available balance remaining. The Company incurred interest expense related to the Credit Facility of approximately $12,000 and $76,000 for the three and nine months ended April 30, 2012 and approximately $198,000 of accrued interest remained outstanding at April 30, 2012.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2012

On September 12, 2011, the Company entered into a Promissory Note in the principal amount of $50,000 with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (the “Frost Gamma Note”. The interest rate payable on the Frost Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay the Frost Gamma Note without premium or penalty. The Company incurred interest expense related to the Promissory Note of approximately $1,000 and $4,000 for the three and nine months ended April 30, 2012.

On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 (the “Maturity Date”). The Company may prepay the HSU Gamma Note without premium or penalty.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Tiger X Medical (formerly known as Cardo Medical, Inc.) (“Tiger X”), a publicly-traded medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer of Safestitch and Vice President of Finance for Aero, and supervises the accounting staffs of SafeStitch and Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of the NIMS, SafeStitch and Aero are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. The shared employee costs are allocated to the participating companies based on an estimate of the time each employee is expected to spend in addressing each company’s requirements. The allocations are reviewed periodically and, if any adjustment to the allocation methodology is warranted, the proposed adjustments are presented to the Audit Committee or Board of each company for approval prior to implementation. Effective August 1, 2010, all of the shared personnel previously employed directly by NIMS were hired by SafeStitch, resulting in a decrease in NIMS’ payroll and an increase in shared services fees. Aero ceased its participation in the shared cost arrangement as of July 2011 and dissolved in December 2011. The Company recorded selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $29,000, respectively, for the three and nine months ended April 30, 2012, and $29,000 and $112,000, respectively, for the three and nine months ended April 30, 2011. Accounts payable to SafeStitch related to these arrangements totaled approximately $14,000 and $3,200, respectively, at April 30, 2012 and July 31, 2011.

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

April 30, 2012

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through April 30, 2012, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of April 30, 2012, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million. As of April 30, 2012 and July 31, 2011, the Company has approximately $41,000 of payables due to Sing Lin.

As of April 30, 2012, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of June 14, 2012, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

For the year ended July 31, 2011, the Company recognized a $430,000 impairment loss on assets relating to Sing Lin due to the uncertainty of recoverability as a result of the termination of the agreement.

Accounts receivable - Trade	$152,000
Tooling and equipment, net	188,000
Advance to manufacturer	90,000

Impairment Loss	$430,000

11. LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, office equipment and computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at April 30, 2012 and July 31, 2011 (in thousands):

	Estimated Useful Life	April 30, 2012	July 31, 2011
Furniture and fixtures, leasehold improvements, office equipment and computers	3 –5 years	$92	$92
Website and software	3 years	26	26

		118	118
Less accumulated depreciation		(105)	(90)

Tooling and equipment, net		$13	$28

Depreciation expense was $3,000 and $28,000 during the three months ended April 30, 2012 and 2011, respectively, and was $15,000 and $89,000 during the nine months ended April 30, 2012 and 2011, respectively. Eleven Exer-Rest® SL and TL demonstration units are included in furniture and fixtures at an aggregate cost of $33,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2012

12. SUBSEQUENT EVENTS

Subsequent Note Payable – Related Party

On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 (the “Maturity Date”). The Hsu Gamma Note may be prepaid in advance of the Maturity Date.

Credit Facility Extension

On May 30, 2012, NIMS entered into the Third Amendment (the “Third Amendment”) to the Note and Security Agreement dated as of March 31, 2010, as amended with Hsu Gamma, and Frost Gamma Investments Trust (collectively, the “Lenders”). Pursuant to the terms of the March 2010 Agreement, the Lenders had granted NIMS a revolving credit line (the “Credit Facility”) in the aggregate amount of $1.0 million. The Third Amendment extended the maturity date of the Credit Facility from July 31, 2012 until July 31, 2013 (the “Maturity Date”). As of the date of the Third Amendment, NIMS had drawn down $1,000,000 under the March 2010 Agreement. The Third Amendment did not amend any other terms of the March 2010 Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2013 or Promissory Notes due on September 12, 2014, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals, the Warning Letter the Company received in March 2011and the FDA Form 483 received in October 2011; other factors described herein as well as the factors contained in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2011. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies. The Company’s accounting policy for loss contingencies complies with ASC 450-20-25-2. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Condensed Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2011. Actual results may differ from these estimates.

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

Three and Nine months ended April 30, 2012 Compared to Three and Nine months Ended April 30, 2011

Revenue. Total revenue for the three months ended April 30, 2012 was $46,000, as compared to $242,000 for the three months ended April 30, 2011. The $196,000 decrease was due to not having any product sales revenue. Total revenue for the nine months ended April 30, 2012 was $198,000, as compared to $601,000 for the nine months ended April 30, 2011. The $403,000 decrease was the result of a $385,000 decrease in product sales was primarily due to not having a sales staff and an $18,000 decrease in royalties.

Exer-Rest platform unit sales revenue during the three months ended April 30, 2012 decreased approximately 95% over the three months ended April 30, 2011. This decrease was due to not having a sales staff to promote the sale of the product. Exer-Rest platform unit sales revenue during the nine months ended April 30, 2012 decreased approximately 83% over the nine months ended April 30, 2011. This decrease in product sales revenue was primarily attributable to not having sales staff during the full nine months ended April 30, 2012.

Royalty revenue from SensorMedics and VivoMetrics was $46,000 and $120,000 for the three and nine months ended April 30, 2012, respectively and was $34,000 and $138,000 for the three and nine months ended April 30, 2011, respectively. The $12,000 increase and $18,000 decrease for the three and nine month periods ended April 30, 2012, respectively, are primarily due to normal business fluctuations and the $10,000 receipt from VivoMetrics in 2011 that was part of a court-approved reorganization plan. As discussed above, there can be no assurance that we will receive any future royalties from the pending assignment of our license with VivoMetrics.

Cost of Sales. There was no cost of sales for the three months ended April 30, 2012, as compared to $62,000 for the three months ended April 30, 2011. This $62,000 decrease was directly attributable to the decrease in unit sales over the period. Cost of sales for the nine months ended April 30, 2012 was $23,000, as compared to $156,000 for the nine months ended April 30, 2011. The $133,000 decrease was attributable to decrease unit sales.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $142,000 and $442,000, respectively, for the three and nine months ended April 30, 2012, from $274,000 and $1.1 million, respectively, for the three and nine months ended April 30, 2011. These $132,000 and $697,000 decreases for the three and nine months ended April 30, 2012 and 2011, respectively, were primarily attributable to decreases in stock-based compensation expense, payroll expenses, advertising and trade show expenses, and accounting and legal costs attributable to our shared services arrangement with certain affiliated companies.

Research and development costs and expenses. Research and development costs and expenses increased $6,000 from $8,000 for the three months ended April 30, 2011 to $14,000 for the three months ended April 30, 2012. Research and development costs and expenses increased $9,000 from $30,000 for the nine months ended April 30, 2011 to $39,000 for the nine months ended April 30, 2012. These $6,000 and $9,000 respective increases were primarily attributable to increase in costs associated with Exer-Rest units used in research as the Company progresses into gathering clinical data to support the Exer-Rest.

Total operating costs and expenses. Total operating costs and expenses decreased $188,000 from $344,000 for the three months ended April 30, 2011 to $156,000 for the three months ended April 30, 2012 due to the factors cited above. Total operating costs and expenses decreased $821,000 from $1,325,000 for the nine months ended April 30, 2011 to $504,000 for the nine months ended April 30, 2012. These decreases were primarily attributable to reductions in payroll expense and cost of sales.

Interest expense, net. Net interest expense was $15,000 and $84,000, respectively, in the three and nine month periods ended April 30, 2012, as compared to $29,000 and $75,000 for the three and nine months ended April 30, 2011, respectively. The net interest expense was related to balances outstanding under the Note and Security Agreement and Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Other income (expense), net. Net other income (expense) for the three and nine months ended April 30, 2012, was $15,000 and ($14,000), respectively. Net other income for the three and nine months ended April 30, 2011, was $8,000 and $19,000, respectively. The other income for the nine months ended April 30, 2011 was higher compared to the nine months ended April 30, 2012 primarily due to foreign currency exchange gains.

Liquidity and Capital Resources

Our operations have been primarily financed through limited sales of our Exer-Rest units, private sales of our equity securities and advances under credit facilities available to us. At April 30, 2012, we had cash of approximately $62,000 and negative working capital of approximately $1.0 million. If we are not able to generate significant revenue, we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations beyond June 2012. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by economic turmoil in the Global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders.

Net cash used in operating activities was $52,000 and $493,000 for nine months ended April 30, 2012 and 2011, respectively. This $441,000 decrease was principally due to reductions in SG&A expenses for the nine months ended April 30, 2012.

Net cash provided by financing activities was $50,000 for the nine months ended April 30, 2012, from the $50,000 proceeds from the Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements. Net cash provided by financing activities was $369,000 for the nine months ended April 30, 2011, primarily from the $388,000 proceeds from the Credit Facility described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through April 30, 2012, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of April 30, 2012, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of April 30, 2012, the Company had payables due to Sing Lin of approximately $41,000. The Company also recorded a $430,000 impairment charge on the value of its assets related to Sing Lin for the year ended July 31, 2011 (See Note 10).

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman / Interim Chief Financial Officer (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 and subsequently the date was extended to July 31, 2013 (the “Credit Facility Maturity Date”)(see Note 12). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2012, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

2012 Promissory Note. On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 (the “Maturity Date”). The Hsu Gamma Note may be prepaid in advance of the Maturity Date.

As of May 31, 2012, we had cash and cash equivalents of approximately $28,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond June 2012 without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment to Articles of Incorporation effective May 7, 2012

10.1	2011 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2012	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: June 14, 2012	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer