Form 10-K
period 2012-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2012-10-29
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 31, 2012 was: $8.2 million.

As of October 24, 2012 there were 68,922,423 shares of common stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Non-Invasive Monitoring Systems, INC.

TABLE OF CONTENTS FOR FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results described in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A - Risk Factors” of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements reflect our views only as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses, we do not expect to become profitable in the near future and absent a significant increase in revenue or additional equity or debt financing, we may be unable to continue as a going concern.

•	We will require additional funding, which may not be available to us on acceptable terms, or at all.

•	We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

•	We rely on third parties to manufacture and supply our products, and we presently have no agreement with any third party to manufacture and supply our products.

•	The continued worldwide economic crisis and concurrent market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

•	Healthcare policy changes, including recent reforms to the U.S. healthcare system, may have a material adverse effect on us.

•	Our Exer-Rest device does not have a unique Medicare Reimbursement CPT Code.

•	The terms of clearances or approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate anticipated revenues.

•	Our competitors may develop and market products that are more effective, safer or less expensive than our products, negatively impacting our commercial opportunities.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

•	Failure to obtain regulatory approval outside the United States will prevent us from marketing our products abroad.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Our business is subject to economic, political, regulatory and other risks associated with international operations.

•	We do not anticipate paying dividends on our common stock in the foreseeable future.

•	Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our common stock may be adversely affected.

•	Our stock price has been volatile and there may not be an active, liquid trading market for our common stock.

•	Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

•	Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

* * * * *

PART I

Item 1.	Business.

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

Company Overview

Prior to 2002, our primary business was the development of computer-assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for these ambulatory monitoring devices in 1999 to the SensorMedics Division of ViaSys (which is now a unit of CareFusion Corporation (“SensorMedics”)), and to privately-held VivoMetrics, Inc. (“VivoMetrics”), both of which are required to pay us royalties on sales of these products. We continue to receive royalties from SensorMedics; however, VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Pursuant to VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty revenue, if any, that we may derive from this license or from our existing license with SensorMedics.

In 2002, we began focusing on the research, development, manufacturing, marketing and sales of non-invasive, motorized, whole body periodic acceleration (“WBPA”) platforms. These therapeutic acceleration platforms are intended as aids to temporarily increase local circulation for temporary relief of minor aches and pains, produce local muscle relaxation and reduce morning stiffness. Our first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing of the AT-101 until we received clearance from the FDA to market the device following submission of a 510(k) application incorporating appropriate clinical trial data. Accordingly, we ceased our commercial sales and marketing of therapeutic platforms in 2005, but continued to receive royalty revenue from sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics.

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

Market Opportunities

More than thirty peer reviewed scientific publications attest to the benefits of WBPA in animal and human research investigations. According to those studies, the application of this WBPA technology provides objective benefits in patients with angina pectoris and increases the blood supply to the heart muscle in both healthy individuals and patients with heart disease. These findings are not claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits. We believe the market for our products is driven by, among other factors:

•	the aging population;

•	the increasing number of elderly persons reporting chronic ailments;

•	an increased awareness of the benefits of exercise, particularly as a form of prevention;

•	an increasing portion of the population that is incapable of performing traditional exercise; and

•	the expanding body of research connecting the body’s reduction of inflammation and improved transmission of neural impulses.

Our products are designed for use by people who are unable or unwilling to exercise or for whom exercise is contraindicated. We market the Exer-Rest line of platforms for the intended uses of temporarily increasing local circulation, temporarily relieving minor aches and pains, providing local muscle relaxation and as an aid to reduce morning stiffness. These symptoms are frequently reported by individuals with chronic cardiovascular, neurological or musculoskeletal conditions, although we do not claim that the Exer-Rest is intended to treat these conditions.

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

LifeShirt®

The LifeShirt is a patented Wearable Physiological Computer that incorporates transducers, electrodes and sensors into a sleeveless garment. These sensors transmit vital and physiological signs to a miniaturized, battery-powered, electronic module which saves the raw waveforms and digital data to the compact flash memory of a Personal Digital Assistant (“PDA”) attached to the LifeShirt. Users of the LifeShirt can enter symptoms (with intensity), mood and medication information directly into the PDA for integration with the physiologic information collected by the LifeShirt garment. The flash memory can then be removed from the LifeShirt and the data uploaded and converted into minute-by-minute median trends of more than 30 physical and emotional signs of health and disease. Vital and physiological signs can therefore be obtained non-invasively, continuously, cheaply and reliably with the comfortably worn LifeShirt garment system while resting, exercising, working or sleeping. The LifeShirt was sold exclusively by VivoMetrics, but has not been marketed since VivoMetrics ceased operations in July 2009. Pursuant to VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of LifeShirt sales, if any, that may result from this license.

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

Research and Development

Our strategy is to develop a portfolio of non-invasive products through a combination of internal development and collaborations with external partners. We are also sponsoring or monitoring research investigating the effectiveness of WBPA in chronic heart failure, mild traumatic brain injury, acute myocardial infarction, Parkinson’s disease, peripheral vascular disease and lymphedema.

Competition

We compete with several entities that market, sell or distribute therapeutic devices that are registered with the FDA as powered exercise devices, or therapeutic vibrators. These include Power Plate of North America, Vibraflex and CERAGEM International, Inc., all of which are larger than we are, have longer operating histories and have financial and personnel resources far greater than ours. We believe that we essentially compete with such competitors based upon the uniqueness of our products and our product differentiation on the basis of intended uses and operation.

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

In March 2011, we received a warning letter from the FDA regarding our promotion of the Exer-Rest. We addressed the FDA’s concerns by revising our marketing material and website content. On October 28, 2011, we received a FDA Form 483 with three observations related to our marketing material and certain protocols. As a result of those observations, the FDA recommended we voluntarily recall our marketing materials from the US market. We have complied with the FDA recommendation and in August 2012, the FDA notified NIMS that they have reviewed our actions and concluded that the voluntary recall has been completed.

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

Manufacturing

We have no commercial manufacturing facilities, and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our manufacturing had been performed by Sing Lin, Genemax Medical Products Industry Corp (“Genemax”), QTM and other FDA registered contract manufacturers. Genemax manufactured our product under the management of Sing Lin. All of our contract manufacturers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs. We notified Sing Lin in June 2010 that we were terminating our manufacturing agreement with them, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier, or if we are not able to timely regain possession or remanufacture the tooling, we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all. We estimate that our existing inventory of Exer-Rest products will, at a minimum, be sufficient to meet demand through the end of the 2013 fiscal year.

Sales & Marketing

Our marketing and sales efforts are currently focused on hospitals, cardiac rehabilitation clinics, physical therapy centers, senior living communities and other healthcare providers, as well as their patients, professional athletes and other individuals through our management. In addition to direct sales efforts, we intend to expand our distributor and independent sale representative networks in the US, Canada and abroad. There can be no assurance that we will be able to enter into additional distribution and representation agreements on terms acceptable to us or at all, or that our sales and distribution network will generate significant sales.

Employees

The Company currently employs one employee on a full-time basis who is engaged in general and administrative, sales and marketing, distribution, and regulatory duties. In addition, certain of our administrative, accounting and legal functions are provided by employees of a related company on a part-time basis under a cost-sharing arrangement under which we reimburse such related company for those services. Our employee is not represented by a collective bargaining agreement, and we believe relations with our employee are good.

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

Our consolidated financial statements for the years ended July 31, 2012 and 2011 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2012 and 2011 were $0.6 million and $1.4 million, respectively. As of July 31, 2012, we had an accumulated deficit of $23.4 million. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon, among other things: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

We will require additional funding, which may not be available to us on acceptable terms, or at all.

We will need to raise additional capital in order for us to continue as a going concern. We have reached our borrowing limit under our existing $1.0 million secured credit facility. In addition, we borrowed $150,000 in promissory notes of $50,000 each from Frost Gamma Investments Trust and an unrelated third party in 2011 and $50,000 from Hsu Gamma Investments, L.P. in May 2012. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. We cannot assure you that we could obtain such approval. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

The now-terminated product and supply agreement with Sing Lin contained obligations to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the product and supply agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2012, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of the filing date we had not placed orders sufficient to satisfy the first-year or second-year minimum purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year purchase obligations under the agreement. As of July 31, 2012 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its rights under the product and supply agreement, or pursue other available remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations.

We rely on third parties to manufacture and supply our products, and we presently have no agreement with any third party to manufacture and supply our products.

We do not own or operate manufacturing facilities for clinical or commercial production of our products. We have only have limited experience in medical device manufacturing, and we lack the resources and the capability to manufacture any of our products on a commercial scale. We expect to depend on third-party contract manufacturers for the foreseeable future. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer before it can begin manufacturing our product. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

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

The current worldwide economic condition and concurrent market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

The current worldwide economic condition may reduce the demand for new and innovative medical devices, resulting in delayed market acceptance of our products. Such a delay could have a material adverse impact on our business, expected cash flows, results of operations and financial condition.

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

We have obtained approval to market certain of our products in one or more non-U.S. jurisdictions, which subjects us to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, some pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available products. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.09 and $0.28 for the 52-week period ended September 30, 2012. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 15, 2012, there were outstanding: a) 68,922,423 shares of our common stock, b) 100 shares of our Series B preferred stock, c) 62,048 shares of our Series C preferred stock, each currently convertible into 25 shares of our common stock and d) 2,795 shares of our Series D preferred stock, each currently convertible into 5,000 shares of our common stock. Also as of October 15, 2012, there were outstanding options to purchase 1,171,250 shares of our common stock, and we have reserved 1,551,200 shares of our common stock for issuance upon conversion of our Series C preferred stock and 13,975,000 shares of our common stock for issuance upon conversion of our Series D preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTCBB.

Item 2.	Properties.

Our principal corporate office is located at 4400 Biscayne Blvd., Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, one of our largest beneficial shareholders. We currently lease approximately 1,800 square feet under the lease agreement, which is for a five-year term that began on January 1, 2008.

We house our inventory in approximately 5,200 square feet of warehouse space in Hialeah, Florida leased from an entity controlled by Dr. Frost and Dr. Jane Hsiao, our Chairman and Interim CEO.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarter Ended	High	Low
October 31, 2010	$0.34	$0.22
January 31, 2011	$0.29	$0.22
April 30, 2011	$0.29	$0.21
July 31, 2011	$0.30	$0.20
October 31, 2011	$0.35	$0.18
January 31, 2012	$0.28	$0.17
April 30, 2012	$0.23	$0.17
July 31, 2012	$0.21	$0.13

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. At July 31, 2012, we had 1,511 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company. We believe that the actual number of beneficial shareholders is considerably higher.

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

Overview

We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively head to foot. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, former CEO and a current director. Over thirty peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. According to those studies, the application of this WBPA technology provides objective benefits in patients with angina pectoris and increases the blood supply to the heart muscle in both healthy individuals and patients with heart disease. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.

The development and commercialization of the Exer-Rest has historically necessitated substantial expenditures and commitments of capital. Although we have recently reduced these expenditures, we continue to anticipate expenses and associated losses to continue for the foreseeable future, as we expect to continue sales efforts in the United States, Canada, the UK, Europe, India, Mexico, Latin America, the Middle East and the Far East. We will be required to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to expand sales and/or raise capital, we will not be able to continue operations.

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

Year Ended July 31, 2012 Compared to Year Ended July 31, 2011

Revenue. Total revenue decreased from $743,000 for the year ended July 31, 2011 to $250,000 for the year ended July 31, 2012. This $493,000 decrease primarily resulted from a $427,000 decrease in net product revenue and a $66,000 decrease in royalty revenue. Exer-Rest platform unit sales for the 2012 fiscal year decreased 88% over the 2011 fiscal year, primarily attributable to not having sales representatives for the entire year ended July 31, 2012. Royalty revenue for the fiscal year 2012 decreased approximately 28% from fiscal year 2011 due to decrease in product sales by SensorMedics.

Cost of sales. Cost of sales decreased to $25,000 for the year ended July 31, 2012 from $172,000 for the year ended July 31, 2011. This $147,000 net decrease was primarily due to a decrease in number of Exer-Rest units sold during the year. There were no inventory adjustments for damaged, obsolete and slow moving inventory for the years ended July 31, 2012 and 2011.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses for the years ended July 31, 2012 and 2011 were approximately $599,000 and $1.4 million, respectively. The $766,000 decrease for the year ended July 31, 2012 was primarily attributable to a decrease in salaries and wages related to reductions in sales and marketing personnel, professional accounting fees, reduction in marketing and advertising services and lower stock-based compensation costs. SG&A costs and expenses include stock-based compensation expense, which totaled $27,000 for fiscal 2012, as compared to $68,000 for fiscal 2011. The decrease in stock-based compensation was primarily due to a decrease in the number of options granted and the number of options that have fully vested for the year ended July 31, 2012.

Research and development costs and expenses. Research and development (“R&D”) costs and expenses totaled $38,000 for the years ended July 31, 2011 and July 31, 2012. R&D costs are primarily attributable to regulatory fees and costs with Exer-Rest units used in research as the Company gathers clinical data to support the Exer-Rest.

Total operating costs and expenses. Total operating costs and expenses decreased $1.3 million from $2.0 million for the year ended July 31, 2011 to $662,000 for the year ended July 31, 2012. This decrease is primarily attributable to the decrease in SG&A costs and expenses described above as well as a nonrecurring elimination of $430,000 attributed to an impairment charge recorded in 2011 associated with the termination of the Sing Lin agreement.

Other income and expense. Other expense increased $12,000 from $130,000 for the year ended July 31, 2011 to $142,000 for the year ended July 31, 2012. The increase was primarily attributable to a $3,000 increase in foreign currency exchange loss at our Canadian subsidiary and a $9,000 increase in net interest expense, primarily attributed to the borrowings under our $1.0 million revolving credit facility and $100,000 increase in notes payable.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. We currently do not have any additional borrowing capacity under our $1.0 million revolving credit facility, described below. In September 2011, we issued promissory notes in the aggregate principal amount of $100,000 and in May 2012 we issued an additional promissory note in the aggregate principal amount of $50,000. At July 31, 2012, we had cash of $56,000 and negative working capital of approximately $1.0 million. We expect that our existing funds will be sufficient to support our current operations in the United States and Canada only through November 2012. We will be required to obtain additional external financing to continue operations beyond November 2012. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $110,000 for the year ended July 31, 2012 from $528,000 for the year ended July 31, 2011. This $418,000 decrease was principally due to reductions SG&A costs for the year ended July 31, 2012.

No cash was used or provided by investing activities for the year ended July 31, 2012. Net cash provided by investing activities for the year ended July 31, 2011 was $6,000 as a result of the sale of fixed assets.

Net cash provided by financing activities decreased from $419,000 for the year ended July 31, 2011 to $100,000 for the year ended July 31, 2012. This $319,000 decrease was principally due to the decrease in advances available under our $1.0 million revolving credit facility, described below, for the year ended July 31, 2012.

Aggregate collections of royalty payments from VivoMetrics and SensorMedics were $172,000 and $238,000 for the years ended July 31, 2012 and 2011, respectively. There can be no assurances that we will continue to receive similar royalty payments. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Thereafter, the VivoMetrics license was assigned to a third party. The Company is uncertain as to the extent, if any, of future royalties.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2012, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of July 31, 2012, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of July 31, 2012, the Company had payables due to Sing Lin of approximately $41,000. The Company also recorded a $430,000 impairment charge on the value of its assets related to Sing Lin for the year ended July 31, 2011 (See Note 10 to our consolidated audited financial statements contained in this Annual Report on Form 10-K).

At July 31, 2012, we had available federal and state net operating loss carryforwards of approximately $13.7 million and foreign net operating loss carry forwards of approximately $0.6 million which expire in various years through 2032.

2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by our Chairman and Interim CEO (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2012, we had drawn an aggregate of $1,000,000 under the Credit Facility.

2011 Promissory Notes. On September 12, 2011, we entered into two Promissory Notes (“2011 Promissory Notes”) in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.

2012 Promissory Note. On May 30, 2012, we entered into a Promissory Note (“2012 Promissory Note”) in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 (the “Maturity Date”). The Hsu Gamma Note may be prepaid without premium or penalty.

As of October 21, 2012, we had cash and cash equivalents of approximately $53,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond November 2012 without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2012 and 2011, and the related consolidated comprehensive statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses, cash outflows from operating activities and has an accumulated deficit, working capital deficit and substantial purchase commitments that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrison, Brown Argiz & Farra, LLC

Morrison, Brown Argiz & Farra, LLC

Miami, Florida

October 29, 2012

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2012	July 31, 2011
ASSETS
Current assets
Cash	$56	$64
Royalties and other receivables, net	18	69
Inventories, net	499	531
Prepaid expenses, deposits, and other current assets	32	31

Total current assets	605	695

Tooling and equipment, net	11	28

Total assets	$616	$723

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Notes payable – Related party	$1,000	$1,000
Accounts payable and accrued expenses	616	326
Customer deposits	4	–

Total current liabilities	1,620	1,326

Long term liabilities
Notes payable – Related party	100	–
Notes payable – other	50	50

Total long term liabilities	150	50

Total liabilities	$1,770	$1,376

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding as of July 31, 2012 and 2011, respectively; liquidation preference $4,193	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 68,922,423 shares issued and outstanding as of July 31, 2012 and 2011, respectively	689	689
Additional paid in capital	21,514	21,487
Accumulated deficit	(23,373)	(22,819)
Accumulated other comprehensive loss	(49)	(75)
Total shareholders' deficit	(1,154)	(653)
Total liabilities and shareholders' deficit	$616	$723

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS

Years ended July 31, 2012 and 2011

(In thousands, except per share data)

	2012	2011
Revenues
Product sales, net	$78	$505
Royalties	172	238

Total revenues	250	743

Operating costs and expenses

Cost of sales	25	172
Selling, general and administrative	599	1,365
Research and development	38	38
Impairment loss	–	430

Total operating costs and expenses	662	2,005

Operating loss	(412)	(1,262)

Other income (expense)
Interest expense, net	(115)	(106)
Other expense	(27)	(24)
Total other expense	(142)	(130)

Net loss	$(554)	$(1,392)

Other comprehensive (loss) income
Foreign currency translation adjustment	26	(37)

Comprehensive net loss	$(528)	$(1,429)

Net loss attributable to common shareholders and loss per common share:
Net loss	(554)	(1,392)

Net loss attributable to common shareholders	$(554)	$(1,392)

Weighted average number of common shares outstanding - basic and diluted	68,922	68,892

Basic and diluted loss per common share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2012 and 2011

(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2010	100	$–	62,048	$62	2,828	$3	68,738,165	$687	$21,419	$(21,427)	$(38)	$706
Common stock issued for cash on exercise of options and warrants	–	–	–	–	–	–	13,333	–	2	–	–	$2
Cashless Exercise of 13,333 options	–	–	–	–	–	–	5,925	–	–	–	–	$–
Conversion of Series D Preferred Stock into Common Stock	–	–	–	–	(33)	–	165,000	2	(2)	–	–	$–
Stock based compensation	–	–	–	–	–	–	–	–	68	–	–	$68
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	(37)	$(37)
Net loss	–	–	–	–	–	–	–	–	–	(1,392)	–	$(1,392)
Balance at July 31, 2011	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,487	$(22,819)	$(75)	$(653)
Stock based compensation	–	–	–	–	–	–	–	–	27	–	–	$27
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	26	$26
Net loss	–	–	–	–	–	–	–	–	–	(554)	–	$(554)
Balance at July 31, 2012	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,514	$(23,373)	$(49)	$(1,154)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2012 and 2011

(Dollars in Thousands)

	2012	2011
Operating Activities
Net loss	$(554)	$(1,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	119
Impairment charge	–	430
Stock-based compensation expense	27	68
Allowance for doubtful accounts	1	(10)
Foreign currency transaction gain	29	24
Changes in operating assets and liabilities
Royalties and other receivables, net	49	2
Inventories, net	30	252
Prepaid expenses, deposits and other current assets	(1)	26
Accounts payable and accrued expenses	288	(31)
Customer deposits	4	(16)
Net cash used in operating activities	(110)	(528)
Investing Activities
Fixed asset sale	–	6
Net cash provided by investing activities	–	6

Financing Activities
Net proceeds from issuance of common stock and exercise of options and warrants	–	2
Net proceeds from issuance of notes payable	100	450
Repayments of notes payable	–	(33)
Net cash provided by financing activities	100	419
Effect of exchange rate changes on cash	2	2
Net decrease in cash	(8)	(101)
Cash, beginning of year	64	165
Cash, end of year	$56	$64

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

The Company received revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and from VivoMetrics in prior years. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Pursuant to VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty revenue, if any, that we may derive from this license or from our existing license with SensorMedics. In fiscal year 2009, NIMS began commercial sales of its third generation Exer-Rest therapeutic platforms.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $0.6 million and $1.4 million, respectively, for the years ended July 31, 2012 and 2011, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $23.4 million and working capital deficit of $1.0 million as of July 31, 2012, and has purchase commitments at July 31, 2012 (see Note 10). The Company had $56,000 of cash at July 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

As further discussed in Note 10, the Company in 2010 terminated its agreement with Sing Lin. As of July 31, 2012, the Company has payables due to Sing Lin of approximately $41,000. The Company also recorded a $430,000 impairment loss on the value of its assets related to Sing Lin (Note 10) during the year ended July 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements for the years ended July 31, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accounts receivable, stock based compensation, warranty accrual and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such items include input variables for stock based compensation, accounts receivable, warranty accrual and deferred taxes. Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. The Company had approximately $56,000 and $64,000 on deposit in such sweep accounts at July 31, 2012 and 2011, respectively.

Allowances for Doubtful Accounts. Royalties and other receivables are recorded at the stated amount of the transactions. The Company provides an allowance for royalties and other receivables it believes it may not collect in full. Receivables are written off when they are deemed to be uncollectible and all collection attempts have ceased. The amount of bad debt recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analysis of the Company’s accounts receivable each period and subjective assessments of the Company’s future bad debt exposure.

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2012 and 2011 primarily consisted of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2009 to 2011 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. Advertising and promotional costs for the years ended July 31, 2012 and 2011 totaled $0 and $17,000, respectively, and are included in selling, general and administrative costs and expenses for all periods presented.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred for the years ended July 31, 2012 and 2011, and management estimates that the Company’s accrued warranty expense at July 31, 2012 will be sufficient to offset claims made for units under warranty.

Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, as operating expenses, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying stock options and is included in selling, general and administrative costs and expenses in the consolidated comprehensive statements of operations for all periods presented.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates.

As of July 31, 2012, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of shareholders’ deficit and other comprehensive (loss) income. There was a $26,000 foreign currency translation gain and $37,000 of foreign currency translation loss for the years ended July 31, 2012 and 2011, respectively.

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

Recently Adopted Accounting Pronouncements. On June 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. The adoption of this ASU No. 2011-05 did not have a significant effect on the financial statements.

In May 2011, the FASB issued an accounting standard update (“ASU”) which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. The adoption of the ASU did not have a material impact on the company.

3.	INVENTORIES

The Company’s inventory consists of the following (in thousands):

	July 31, 2012	July 31, 2011
Work-in-progress, including sub-assemblies and spare parts	$7	$4
Finished goods	492	527
Total inventories	$499	$531

The Company did not record any inventory valuation adjustment for the years ended July 31, 2012 and 2011.

4.	STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock based compensation expense of $27,000 and $68,000, respectively, for the years ended July 31, 2012 and 2011. All stock based compensation is included in the Company’s selling, general and administrative costs and expenses.

The Company’s 2000 Stock Option Plan, as amended (the “2000 Plan”), provides for the issuance of up to 2,000,000 shares of the Company’s common stock. The 2000 Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options, if any, must be granted at an exercise price not less than the fair market value of the Company’s common stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual option agreements. The 2000 Plan has expired and no future grants can be made from the 2000 Plan.

In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2012.

The Company did not grant any stock options for the years ended July 31, 2012 and 2011.

A summary of the Company’s stock option activity for the years ended July 31, 2012 and 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2010	2,545,832	$0.557
Options granted	0	$0.000
Options exercised	(26,666)	$0.150
Options forfeited	(677,916)	$0.478
Options outstanding, July 31, 2011	1,841,250	$0.592
Options granted	0	$0.000
Options exercised	0	$0.000
Options forfeited	(560,000)	$0.637
Options outstanding, July 31, 2012	1,281,250	$0.573	1.78	$0
Options expected to vest, July 31, 2012	1,276,135	$0.573	1.77	$0
Options exercisable, July 31, 2012	1,171,250	$0.588	1.54	$0

Of the 1,281,250 options outstanding at July 31, 2012, 498,750 were issued under the 2000 Plan and 782,500 were issued outside of shareholder approved plans. The options forfeited in the years ended July 31, 2012 and 2011 include both those granted under the 2000 Plan as well as those granted outside of the shareholder approved plans.

There were no options exercised for the year ended July 31, 2012. For the year ended July 31, 2011, the Company received $2,000 from an existing option holder for the exercise of options to purchase 13,333 shares of common stock, and 5,925 shares were issued to an existing option holder upon the cashless exercise of 13,333 options. The intrinsic value of the 26,666 options exercised for the year ended July 31, 2011 was $2,000 on the dates exercised. There was no tax effect on the exercise of options in the consolidated statements of cash flows because the Company has a full valuation allowance against its deferred income tax assets.

As of July 31, 2012, there was approximately $15,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.20 years.

5.	ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy.

Royalty income from the SensorMedics license amounted to $172,000 and $228,000 for the years ended July 31, 2012 and 2011, respectively and royalty income from the VivoMetrics license amounted to $0 and $10,000 for the years ended July 31, 2012 and 2011, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. As a condition to the transfer of the VivoMetrics license to a new licensee pursuant to VivoMetrics’ court-approved plan of reorganization, VivoMetrics paid a $10,000 outstanding royalty balance in January 2011.

6.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility originally until July 31, 2012. On May 30, 2012, the maturity date for the Credit Facility was extended until July 31, 2013. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2012, the Company had drawn an aggregate of $1,000,000 under the Credit Facility.

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

2012 Promissory Note. On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 (the “Maturity Date”). The Hsu Gamma Note may be prepaid without premium or penalty.

At July 31, 2012, the Company was obligated under the above described Credit Facility and Promissory Notes to make future principal payments (excluding interest) as follows:

Year Ending July 31,

2013	1,000,000
2014	150,000
$1,150,000

7.	SHAREHOLDERS' EQUITY

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

No preferred stock dividends have been declared as of July 31, 2012.

8.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2012 and 2011, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2012	July 31, 2011
Stock options	1,281,250	1,841,250
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000
Total	16,807,450	17,367,450

9.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The current rental payments under the Miami office lease, which commenced January 1, 2008, are approximately $5,000 per month and escalate 4.5% annually over the life of the lease. For the years ended July 31, 2012 and 2011, the Company recorded rent expense related to the Miami lease of $54,000 and $54,000, respectively. At July 31, 2012 and 2011, approximately $25,000 and $0 in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month for the first year and escalate 3.5% annually over the life of the lease. The Company recorded $63,000 and $61,000 of rent expense related to the Hialeah lease for the years ended July 31, 2012 and 2011, respectively. At July 31, 2012 and 2011, approximately $27,000 and $0 in rent was payable.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. Advances under the Credit Facility totaled $0 and $400,000 for the years ended July 31, 2012 and 2011, respectively, and $1,000,000 was outstanding as of July 31, 2012 and 2011. The Company accrued interest expense related to the Credit Facility of approximately $104,000 and $106,000 for the year ended July 31, 2012 and 2011, respectively. This $2,000 decrease was primarily attributed to a $15,000 interest adjustment that decreased interest expense for the year ended July 31, 2012. A total of $237,000 in accumulated interest payable on the Credit Facility and promissory notes remained outstanding as of July 31, 2012.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor ,Tiger X Medical, Inc. (“Tiger X”) (Formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and as V.P of Finance of Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS and SafeStitch are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $38,000 and $132,000 for the years ended July 31, 2012 and 2011, respectively. Aggregate accounts payable to SafeStitch totaled approximately $24,000 and $3,200 at July 31, 2012 and 2011, respectively. Aero ceased its participation in the shared cost arrangement as of July 2011 and ceased operations in December 2011.

Dr. Frost and Dr. Marvin Sackner, the Company’s former President, former Chief Executive Officer and a current director, each served as a director of Continucare Corporation (“Continucare”), a publicly-traded provider of outpatient healthcare services, until October 5, 2011. The Company marketed its products to Continucare and other healthcare service providers in the normal course of business. No product sales were recorded for the year ended July 31, 2012 and 2011. No accounts receivable from Continucare were outstanding as of July 31, 2012 and 2011.

On September 12, 2011, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock. The interest rate payable by NIMS on the Frost Gamma note is 11% per annum, payable on the maturity date of September 12, 2014. The Frost Gamma note may be prepaid without premium or penalty

On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma Investments, L.P., an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao. The interest rate payable by NIMS on the Hsu Gamma note is 11% per annum, payable on the maturity date of September 12, 2014. The Hsu Gamma note may be prepaid without premium or penalty.

10.	COMMITMENTS

Leases.

The Company is obligated under various operating lease agreements for office, warehouse and retail space that expire in 2013. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under these operating leases amounted to $117,000 and $129,000 for the years ended July 31, 2012 and 2011, respectively. At July 31, 2012, the Company was obligated under non-cancellable operating leases to make future minimum lease payments (excluding sales taxes) as follows:

Year Ending July 31,

2013	24,000
$24,000

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2012, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of July 31, 2012, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2012, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2012, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 25, 2012 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

For the year ended July 31, 2011, the Company recognized a $430,000 impairment loss on assets relating to Sing Lin due to the uncertainty of recoverability as a result of the termination of the agreement. The following table summarizes the asset accounts that are included in the impairment loss:

Accounts receivable - Trade	$152,000
Tooling and equipment, net	$188,000
Advance to manufacturer	$90,000
Impairment Loss	$430,000

11.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consisted of the following at July 31, 2012 and 2011 (in thousands):

	Estimated Useful Life	July 31, 2012	July 31, 2011
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$92	$92
Website and software	3 years	26	26
		118	118
Less accumulated depreciation		(107)	(90)
Tooling and equipment, net		$11	$28

Depreciation expense was $17,000 and $119,000 for the years ended July 31, 2012 and 2011, respectively. Eleven Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $33,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives.

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not impact the Company’s financial position, results of operations or cash flows for the years ended July 31, 2012 and 2011.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province of Canada. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2009 to 2011 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2008 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated comprehensive statements of operations are attributable to the following:

	July 31, 2012	July 31, 2011
Income tax benefit at the federal statutory rate	34.00%	34.00%
State and local income taxes, net of effect of federal taxes	2.80	3.52
Expiration of net operating losses	-	(10.75)
Other, net	(0.44)	(0.12)
Increase in valuation allowance	(36.36)	(26.65)
Provision for income tax	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2012	July 31, 2011
Federal and State net operating loss	$5,159	$4,990
Foreign net operating loss	204	158
Stock-based compensation and other	302	292
	5,665	5,440
Less: Valuation allowance	(5,665)	(5,440)
Net deferred tax asset	$–	$–

At July 31, 2012, the Company had available Federal and State net operating loss carry forwards of approximately $13.7 million and foreign net operating loss carry forwards of approximately $0.6 million which expire in various years through 2032. Total Federal and State net operating loss carry forwards include approximately $2.0 million generated from the exercise of non-statutory stock options. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $5.7 million valuation allowance at July 31, 2012 ($5.4 million at July 31, 2011) was necessary. The increases in the valuation allowance for the years ended July 31, 2012 and 2011 were $225,000 and $373,000, respectively. Of the total increase in the valuation allowance for the years ended July 31, 2012 and 2011, approximately $0 and $2,500, respectively, was attributed to the exercise of non-statutory stock options.

The Company paid no income taxes in 2012 or 2011.

The following table reconciles the Company’s losses before income taxes by jurisdiction (in thousands):

	Year Ended July 31, 2012	Year Ended July 31, 2011
U.S.	$(479)	$(1,351)
Foreign	(75)	(41)
Total	$(554)	$(1,392)

13.	EMPLOYEE BENEFIT PLANS

Effective July 2008, the Non-Invasive Monitoring Systems 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. For the years ended July 31, 2012 and 2011, the Company recorded compensation expense related to matching contributions to the 401k Plan totaling approximately $4,000 and $14,000, respectively.

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

Major Customers. Approximately 7% and 24% of the Company’s revenues for the year ended July 31, 2012 and 2011, respectively, resulted from sales to authorized distributors outside of the United States. Sales to foreign distributors generally require prepayment by such distributors or letter of credit guarantees in respect of payments by such distributors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2012. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the period ended July 31, 2012, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2012, our internal control over financial reporting was effective.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	65
Marvin A. Sackner, M.D.	80
Taffy Gould	70
Morton J. Robinson, M.D.	80
Steven D. Rubin	52
Subbarao V. Uppaluri, Ph.D.	63

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a Director and Chairman of the Board of Directors (the “Board”) of the Company since October 2008 and as Interim Chief Executive Officer since February 2012. Dr. Hsiao has served since May 2007 as Vice-Chairman of the board and Chief Technical Officer of OPKO Health, Inc. (“OPKO”), a specialty healthcare company. Dr. Hsiao also serves as Chairman of the Board of medical device developer, SafeStitch Medical, Inc. (“SafeStitch”), a position she has held since September 2007. Dr. Hsiao also serves on the Board of Directors of PROLOR Biotech, Inc. (“PROLOR Biotech”), a developmental stage biopharmaceutical company and Neovasc, Inc. a developer of vascular devices (“Neovasc”). Dr. Hsiao is a member of The Frost Group, LLC (“The Frost Group”), a private investment firm. Dr. Hsiao previously served as the Vice Chairman-Technical Affairs and Chief Technical Officer of IVAX Corporation (“IVAX”) from 1995 until IVAX was acquired in January 2006 by Teva Pharmaceutical Industries Ltd. Dr. Hsiao also served as Chairman, CEO and President of IVX Animal Health, IVAX’s veterinary products subsidiary, from 1998 until 2006, and as IVAX’s Chief Regulatory Officer from 1992 to 1995. Dr. Hsiao previously served on the board of directors of IVAX and the board of directors of Ivax Diagnostics, Inc., a medical device company, Protalix Bio Therapeutics, Inc and Sorrento Therapeutics, Inc., a development stage biopharmaceutical company.

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

Marvin A. Sackner, M.D. Dr. Sackner has served as a Director since he was first elected as our Chairman of the Board, Chief Executive Officer and Director in November 1989 and served as Chairman of the Board from November 1989 until October 2008. He served as our CEO from 1989 until 2002 and from December 2007 to February 2012. In 1977, Dr. Sackner co-founded Respitrace Corporation, a predecessor to the Company, and was the Chairman of its board of directors from 1981 until October 1989. Dr. Sackner served as a director of Continucare Corporation (“Continucare”), a provider of outpatient healthcare services, until October 2011. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 through 1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. In 2007, he was awarded an Honorary Doctorate Degree for "outstanding work in the entire field of pulmonology and sleep disorders," by the University of Zurich (Switzerland). Dr. Sackner holds more than 30 U.S. patents and has published four books and more than 200 scientific papers.

Dr. Sackner’s experience as the Company’s former CEO, as a medical doctor and as the primary inventor of the Company’s products enables him to provide valuable board leadership and insight into the development of our products.

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

Dr. Robinson’s medical background and expertise brings a unique perspective to our Board on a variety of medical and healthcare related issues. We believe Dr. Robinson’s insight and experience will be valuable in the further development of our products.

Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President-Administration and as a director of OPKO since March 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of PROLOR Biotech, SafeStitch, Kidville, Inc. (“Kidville”), which operates upscale learning and play facilities for newborns through five-year children and their families, SearchMedia Holdings Limited (“SearchMedia”), a multi-platform media company based in China, Tiger X Medical, Inc. (“Tiger X”), a former medical device company, Neovasc and Castle Brands, Inc., developer and marketer of premium brand spirits. Mr. Rubin previously served as a director of Ideation Acquisition Corp from 2007 until 2009. Mr. Rubin previously served on the board of directors of Dreams, Inc., a vertically-integrated sports licensing and products company.

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

Subbarao V. Uppaluri, Ph.D. Dr. Uppaluri has served as a Director of the Company since October 2008. Dr. Uppaluri currently serves as a consultant and has previously served as Senior Vice President and Chief Financial Officer of OPKO from May 2007 until July 2012. Dr. Uppaluri is a member of The Frost Group. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Kidville and Tiger X. Dr. Uppaluri previously served on the boards of OPKO, Winston Pharmaceuticals Inc. and Ideation Acquisition Corp.

Dr. Uppaluri brings extensive leadership, business, and accounting experience, as well as knowledge of our business and the pharmaceutical industry generally, to the Board. His experience as the former chief financial officer of OPKO and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	65	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	45	Chief Financial Officer and Treasurer

Each of our officers serves until the earlier of her or his resignation, removal by the Board or death.

Biographical information for Jane H. Hsiao is set forth above.

James J. Martin. Mr. Martin, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller.  Since January 2011, Mr. Martin has served as Chief Financial Officer of SafeStitch.  From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero. Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami.  From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. Mr. Martin previously has served as Vice President of Finance of Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor.

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to Fiscal 2012, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.

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

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2012 and 2011 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO	2012	–	–	–	–	–
	2011	–	–	–	–	–
Marvin Sackner – Former President and CEO (1)	2012	–	–	–	–	–
	2011	18,000	–	–	–	18,000

(1)	Dr. Sackner retired as the company’s CEO and President effective February 2012.

Prior to his resignation, Dr. Sackner was an at-will employee, and did not have an employment contract with us. Pursuant to a Stock Purchase Agreement entered into in 2005, for as long as Frost Gamma Investments Trust (the beneficial owner of more than 10% of our common stock) owns at least 5,000,000 shares of our common stock, it has the right to: (i) recommend and approve both the Chief Executive Officer and the Director of Marketing, and (ii) cap all executive salaries, including that of Dr. Marvin Sackner, which was originally set under such agreement at $52,000 per year. Beginning December 4, 2010, Dr. Marvin Sackner’s salary was reduced to zero. See “Certain Relationships and Related Transactions,” below.

Outstanding Equity Awards as of July 31, 2012

The following table sets forth information with respect to outstanding option awards as of July 31, 2012 for our named executive officers. We did not grant any stock awards in Fiscal 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jane Hsiao, Interim CEO	25,000	–		$0.32	February 23, 2016
	20,000	–		$0.43	March 8, 2017
Marvin Sackner, Former President	35,000	–		$0.88	October 17, 2012
and CEO	15,000	–		$0.40	October 28, 2013
	50,000	–		$0.32	February 23, 2016
	37,500	37,500	(1)	$0.43	March 8, 2017

(1)	Options were granted on March 8, 2010 and vest annually in four equal tranches beginning on March 8, 2011.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

We did not grant any stock awards in the year ended July 31, 2012. As of July 31, 2012, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	45,000
Marvin Sackner, M.D.	175,000
Taffy Gould	150,000
Morton J. Robinson, M.D.	47,500
Steven D. Rubin	35,000
Subbarao V. Uppaluri, Ph.D.	35,000

Director Compensation

For the year ended July 31, 2012, our Directors did not receive any compensation for their respective service on our Board or any committee thereof, other than Dr. Sackner who received certain compensation while he served as CEO and President. Dr. Sackner’s compensation for service as Director is fully reflected in the Summary Compensation Table contained in this Item 11 of Form 10-K. The compensation included for Dr. Sackner contained in this Item 11 reflects his compensation as our CEO.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 25, 2012 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)	No. of Shares Beneficially Owned(2)	Percent of Class (4)	No. of Shares Beneficially Owned(2)	Percent of Class (5)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (6)	14,265,000	19.1%	–	*	1,164	41.6%
Marvin A. Sackner, M.D., Director (7)	3,324,682	4.8%	36,856	59.4%	50	1.8%
Taffy Gould, Director (8)	1,676,998	2.4%	–	*	50	1.8%
Morton Robinson, M.D., Director (9)	1,055,320	1.5%	1,073	1.7%	–	*
Steven D. Rubin, Director	135,000	*	–	*	–	*
Subbarao V. Uppaluri, Ph.D., Director	35,000	*	–	*	–	*
All Directors and Executive Officers as a group (6 Persons) (10)	20,492,000	26.8%	37,929	61.1%	1,264	45.2%
Phillip Frost, M.D. (11)	19,348,125	25.7%	525	*	1,267	45.3%
Frost Gamma Investments Trust (12)	19,347,500	25.7%	500	*	1,267	45.3%
Hsu Gamma Investments, L.P. (13)	3,670,000	5.1%	–	*	734	26.3%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2012 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 68,922,423 shares of common stock issued and outstanding as of July 31, 2012. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of July 31, 2012. Each share of Series C Convertible Preferred Stock converts into 25 shares of common stock upon payment of a $4.20 per share of common stock conversion premium. Holders of Series C Convertible Stock are entitled to one vote for each share of Series C Convertible Stock.

(5)	Based on 2,795 shares of Series D Convertible Preferred Stock issued and outstanding as of July 31, 2012. Each share of Series D Convertible Preferred Stock converts into 5,000 shares of common stock. Holders of Series D Convertible Stock are entitled to one vote for each share of Series D Convertible Stock.

(6)	Common stock holdings include 2,150,000 shares of common stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock held by the Chin Hsiung Hsiao Family Trust A, and 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock held by Hsu Gamma Investments, L.P. Dr. Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A.

(7)	Common stock holdings include options to purchase 102,500 shares of common stock, 6,629 shares of common stock held by Dr. Sackner’s spouse, 895,774 shares of common stock which may be acquired upon conversion of 35,831 shares of Series C Convertible Preferred Stock, 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock and 25,625 shares of common stock which may be acquired by Dr. Sackner’s spouse upon conversion of 1,025 shares of Series C Convertible Preferred Stock.

(8)	Common stock holdings include options to purchase 135,000 shares of common stock and 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee and sole beneficiary and over which she has power to revoke. Does not include shares of common stock and options to purchase common stock held by family members.

(9)	Includes options to purchase 35,000 shares of common stock, 186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of common stock which may be acquired upon conversion of 1,073 shares of Series C Convertible Preferred Stock.

(10)	Common stock holdings include options to purchase 788,750 shares of common stock, 948,228 shares of common stock which may be acquired upon conversion of 37,929 Series C Convertible Preferred Stock and 6,570,000 shares of common stock which may be acquired upon conversion of 1,314 shares of Series D Convertible Preferred Stock.

(11)	Common stock holdings include 625 shares of common stock that may be acquired upon conversion of 25 shares of Series C Convertible Preferred Stock. Common stock and Preferred Stock holdings include beneficial ownership of shares held by Frost Gamma Investments Trust (See Note 12).

(12)	Common stock holdings include 12,500 shares of common stock that may be acquired upon conversion of 500 shares of Series C Convertible Preferred Stock and 6,335,000 shares of common stock that may be acquired upon conversion of 1,267 shares of Series D Convertible Preferred Stock. Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(13)	Common stock holdings include 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock. Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. Our previous 2000 Stock Option Plan (the “2000 Plan”) reserved a total of 2,000,000 shares of our common stock for issuance, also subject to adjustment for stock splits or any stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2012, no options have been granted under the 2011 Plan and options to purchase 500,000 shares of common stock have been granted under the 2000 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	498,750	$0.39	4,000,000
Equity compensation plans not approved by security holders(2)	782,500	$0.69	–

Total	1,281,250	$0.57	4,000,000

(1)	Non-Invasive Monitoring Systems, Inc. 2000 and 2011 Stock Option Plans. The balance of outstanding options granted under the 2000 Plan was 498,750. The 2000 Plan has expired and no future grants can be made from the 2000 Plan. The 2011 Plan authorizes up to 4,000,000 shares of our common stock. No options have been granted under the 2011 Stock Option Plan.

(2)	The approximately 782,000 outstanding options that were not granted under shareholder approved plans consist of standalone grants made by the Board of Directors on five separate occasions, which were not part of formal equity compensation plans. In each case, the features of the grant are fully-encompassed in the grant documents. In all five grants, the only features that differ materially from grants under the 2000 Plan are as follows: (a) the options are transferable; and (b) Compensation Committee approval is not required for the holder to elect a “cashless exercise.” The material terms of these grants are as follows:

Grant Date	Exercise Price	Expiration Date	# Options Outstanding as of July 31, 2012
March 1, 2003	$0.50	March 1, 2013	100,000
May 10, 2004	$0.20	May 10, 2014	160,000
October 17, 2007	$0.88	October 17, 2012	522,500

In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our principal corporate office is located at 4400 Biscayne Blvd., Suite 180, Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of our common stock. We currently lease approximately 1,800 square feet under the lease agreement, which has a five-year term that began on January 1, 2008. The lease currently requires annual rent of approximately $56,000, which amount increases by 4.5% per year.

We also lease approximately 5,200 square feet of warehouse space in Hialeah, Florida from a company jointly controlled by Dr. Frost and Dr. Hsiao, our Chairman of the Board. The warehouse lease, which had a three-year term that began on February 1, 2009, required annual rent of approximately $58,000, which escalated by 3.5% per year. The lease expired on January 31, 2012 and we have been renting on a month-to-month basis.

Dr. Frost, Dr. Hsiao, Mr. Rubin and Dr. Uppaluri are each significant shareholders, directors and/or officers of SafeStitch, Aero, Tiger X, Sorrento and SearchMedia. Our Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staff of SafeStitch under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staff of NIMS and SafeStitch are shared. Since December 2009, our Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. In addition, from June 2011 through September 19, 2012, our Chief Legal Officer has served as Corporate Counsel for Sorrento. There is no written cost sharing arrangement between the companies. The shared employee costs are allocated to the participating companies based on an estimate of the time each employee is expected to spend in addressing each company’s requirements. The allocations are reviewed periodically and, if any adjustment to the allocation is warranted, such proposed adjustment is presented to the Audit Committee or Board of each company for approval prior to implementation. Under the cost sharing arrangement, certain accounting, finance and legal professionals make themselves available to the other parties to the arrangement. We recorded aggregate fees of $38,000 for the year ended July 31, 2012 for the sharing of costs under this arrangement with SafeStitch.

On March 31, 2010, we entered into a Note and Security Agreement with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate principal amount of $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013. The interest rate payable by us on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Maturity Date or after an event of default. We are required to repay all amounts owing under the Credit Facility by the maturity date, and amounts outstanding are prepayable at any time. As of July 31, 2012, we had drawn an aggregate of $1.0 million under the Credit Facility.

Pursuant to the Stock Purchase Agreement dated August 1, 2005 (the "2005 SPA"), between us and various investors (the "2005 Investors", which include Dr. Hsiao and Frost Gamma Investments Trust, a trust controlled by Dr. Frost), we granted certain registration rights to the 2005 Investors with respect to the 28,500,000 shares of common stock (including shares of common stock underlying warrants) acquired pursuant to the 2005 SPA. In addition, under the 2005 SPA, for as long as Frost Gamma Investments Trust owns at least 5,000,000 shares of our common stock, it has the right to: (i) recommend and approve both the Chief Executive Officer and the Director of Marketing, and (ii) cap all executive salaries. Frost Gamma Investments Trust has not exercised its rights to cap executive salaries other than Dr. Sackner’s salary, while Dr. Sackner served as CEO and President.

On September 12, 2011, we entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014. We may prepay either or both notes without premium or penalty.

On May 30, 2012, we entered into a promissory note in the principal amount of $50,000 with Hsu Gamma Investments, L.P., an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao. The interest rate payable by NIMS on the Hsu Gamma note is 11% per annum, payable on the maturity date of September 12, 2014. The Hsu Gamma note may be prepaid without premium or penalty.

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

Director Independence

The Board of Directors, in the exercise of its reasonable business judgment, has determined that each of the Company’s directors qualifies as an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations, with the exception of Dr. Marvin Sackner, who previously was employed as the Company’s CEO. Dr. Subbarao V. Uppaluri, Steven D. Rubin and Taffy Gould comprise our Audit Committee, and each such person is “independent” for audit committee purposes as defined by the more stringent standard contained in Nasdaq Stock Market Rule 5605(c)(2).

Item 14.	Principal Accountant Fees and Services.

Principal Accountant

Morrison, Brown, Argiz and Farra, LLC (“MBAF”) has served as our independent registered public accounting firm since May 14, 2009.

Fees and Services

The following table sets forth the total fees billed to us by MBAF for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2012 and 2011.

	2012	2011
Audit Fees	$75,000	$81,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	–	–
Total Fees	$75,000	$81,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2012 and 2011, 100% of the audit related services, tax services and all other services provided by MBAF for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 29, 2012	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 29, 2012
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Marvin A. Sackner, M.D	Director	October 29, 2012
Marvin A. Sackner, M.D

/s/ Taffy Gould	Director	October 29, 2012
Taffy Gould

/s/ Morton J. Robinson, M.D.	Director	October 29, 2012
Morton J. Robinson, M.D.

/s/ Steven D. Rubin	Director	October 29, 2012
Steven D. Rubin

/s/ Subbarao V. Uppaluri	Director	October 29, 2012
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 29, 2012
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March l 8, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19		Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20		Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22		Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23		2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

