Form 10-Q
period 2012-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2012-12-17
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

68,922,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 14, 2012.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS
Current assets

Cash	$51	$56
Royalties and other receivables, net	9	18
Inventories, net	491	499
Prepaid expenses, deposits, and other current assets	20	32
Total current assets	571	605

Tooling and equipment, net	9	11

Total assets	$580	$616

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities

Notes payable – Related party	$1,000	$1,000
Accounts payable and accrued expenses	692	616
Customer Deposits	4	4
Total current liabilities	1,696	1,620

Long term liabilities

Notes payable – Related party	$100	$100
Notes payable – other	50	50
Total long term liabilities	150	150

Total liabilities	$1,846	$1,770

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding, as of October 31, 2012 and July 31, 2012, respectively; liquidation preference $10, as of October 31, 2012 and July 31, 2012, respectively.	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding, as of October 31, 2012 and July 31, 2012, respectively; liquidation preference $62, as of October 31, 2012 and July 31, 2012, respectively	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding as of October 31, 2012 and July 31, 2012, respectively; liquidation preference $4,193 of October 31, 2012 and July 31, 2012, respectively	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 68,922,423 shares issued and outstanding as of October 31, 2012 and July 31, 2012, respectively	689	689
Additional paid in capital	21,518	21,514
Accumulated deficit	(23,489)	(23,373)
Accumulated other comprehensive loss	(49)	(49)
Total shareholders' deficit	(1,266)	(1,154)
Total liabilities and shareholders' deficit	$580	$616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

(In thousands, except per share amounts)

	Three months ended October 31,
	2012	2011
Revenues
Product sales, net	$34	$32
Royalties	15	32

Total revenues	49	64

Operating costs and expenses

Cost of sales	11	9
Selling, general and administrative	119	173
Research and development	4	7

Total operating costs and expenses	134	189

Operating loss	(85)	(125)

Other income (expense)
Interest expense, net	(31)	(34)
Other income (expense)	–	(22)
Total other income (expense)	(31)	(56)
Net loss	$(116)	$(181)

Other comprehensive income (loss)
Foreign currency translation adjustment	–	19

Comprehensive net loss	$(116)	$(162)

Net loss attributable to common shareholders	$(116)	$(181)

Weighted average number of common shares outstanding - basic and diluted	68,922	68,922

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the three months ended October 31, 2012

(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2012	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,514	$(23,373)	$(49)	$(1,154)

Stock-based compensation	–	–	–	–	–	–	–	–	4	–	–	4
Currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	(116)	–	(116)
Balance at October 31, 2012	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,518	$(23,489)	$(49)	$(1,266)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2012 and 2011

	2012	2011
Operating activities
Net loss	$(116)	$(181)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1	6
Stock-based compensation expense	4	8
Foreign currency transaction gain	–	22

Changes in operating assets and liabilities
Royalties and other receivables, net	9	21
Inventories, net	9	6
Prepaid expenses, deposits and other current assets	12	3
Accounts payable and accrued expenses	76	109
Customer deposits	–	–
Net cash used in operating activities	(5)	(6)

Financing activities
Net proceeds from issuance of notes payable	–	50
Repayments of notes payable	–	–
Net cash provided by financing activities	–	50
Effect of exchange rate changes on cash	–	1

Net increase (decrease) in cash	(5)	45
Cash, beginning of period	56	64

Cash, end of period	$51	$109

Supplemental Disclosure:
Non cash activities:
Transfer of tooling and equipment to inventory	$1	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2012

The following (a) condensed consolidated balance sheet as of July 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2012, and results of operations and cash flows for the interim periods ended October 31, 2012 and 2011. The results of operations for the three months ended October 31, 2012, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2012. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2012.

1.	ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”), began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the human body’s surface. It has ceased to operate in this market and has licensed the rights to its technology. The Company now focuses on developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology. The Exer-Rest line of acceleration therapeutic platforms currently includes the Exer-Rest AT, AT3800 and AT4700 models.

Business. The Company is developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology. The Exer-Rest line of acceleration therapeutic platforms currently includes the Exer-Rest AT, AT3800 and AT4700 models.

The Company received revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and from VivoMetrics in prior years. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty revenue, if any, that we may derive from this license or from our existing license with SensorMedics. In fiscal year 2009, NIMS began commercial sales of its third generation Exer-Rest therapeutic platforms.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses in the amount of $0.1 million and $0.2 million for each of the three month periods ended October 31, 2012 and 2011, and has experienced significant cash outflows from operating activities. The Company also has an accumulated deficit of $23.5 million as of October 31, 2012, and has substantial purchase commitments at October 31, 2012 (see note 10) and owes $1.4 million, including interest, under its credit facility and outstanding promissory notes. The Company had $51,000 of cash at October 31, 2012 and negative working capital of approximately $1.1 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2012

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

As further discussed in Note 10, the Company in 2010 terminated its agreement with Sing Lin. As of October 31, 2012, the Company has payables due to Sing Lin of approximately $41,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation, which has no current operations. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At October 31, 2012 and July 31, 2012, the Company had approximately $51,000 and $56,000, respectively, on deposit in such sweep accounts.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at October 31, 2012 and July 31, 2012 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2009 to 2012 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2012

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

Advertising Costs. The Company expenses all costs of advertising as incurred. Advertising and promotional costs was $0 for both the three months ended October 31, 2012 and 2011.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three months ended October 31, 2012 and 2011, and management estimates that the Company’s accrued warranty expense at October 31, 2012 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2012 and July 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates. As of October 31, 2012, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive loss. Foreign currency translation adjustments totaled $0 and $19,000, respectively, for the three months ended October 31, 2012 and 2011.

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

3.	INVENTORIES

The Company’s inventory consisted of the following at October 31, 2012 and July 31, 2012 (in thousands):

	October 31, 2012	July 31, 2012
Work-in-progress, spare parts and accessories	$7	$7
Finished goods	484	492
Total inventories	$491	$499

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2012

4.	STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $4,000 and $8,000, respectively, for the three months ended October 31, 2012 and 2011. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

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

In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of October 31, 2012.

The Company did not grant any stock options during the three months ended October 31, 2012 or 2011.

A summary of the Company’s stock option activity for the three months ended October 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2012	1,281,250	$0.573
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	522,500	$0.880
Options outstanding, October 31, 2012	758,750	$0.361	2.61	$0
Options expected to vest, October 31, 2012	753,635	$0.361	2.59	$0
Options exercisable, October 31, 2012	648,750	$0.354	2.35	$0

Of the 758,750 options outstanding at October 31, 2012, 498,750 were issued under the 2000 Plan and 260,000 were issued outside of shareholder approved plans. There were no options exercised during the three month periods ended October 31, 2012 and 2011. There were 522,500 and 350,000 options forfeited or expired during the three month periods ending October 31, 2012 and 2011, respectively.

As of October 31, 2012, there was $11,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 1.04 years.

5.	ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy. Royalty income from the SensorMedics license amounted to $15,000 and $32,000 for the three months ended October 31, 2012 and 2011, respectively. No royalties from VivoMetrics were recognized for the three months ended October 31, 2012 and 2011, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, the Company’s license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2012

6.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2012, the Company had drawn an aggregate of $1,000,000 under the Credit Facility.

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

7.	SHAREHOLDERS' EQUITY

The Company did not issue any shares for the three months ended October 31, 2012 and 2011.

8.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2012 and 2011, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2012	October 31, 2011
Stock options	758,750	1,491,250
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000
Total	16,284,950	17,017,450

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2012

9.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental commitment under the Miami office lease, which commenced January 1, 2008, was approximately $4,000 per month and escalates 4.5% annually over the life of the lease. The Company recorded rent expense related to the Miami lease of approximately $13,000 and $13,000, respectively, for the three months ended October 31, 2012 and 2011.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The current rental commitments under the Hialeah warehouse lease, which commenced February 1, 2009, are approximately $5,000 per month and escalate 3.5% annually over the life of the lease. The Company recorded rent expense related to the Hialeah warehouse of approximately $16,000 and $15,000, respectively, for the three months ended October 31, 2012 and 2011.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility for the three months ended October 31, 2012 and 2011, and $1,000,000 was outstanding as of October 31, 2012 and July 31, 2012. The Company accrued interest expense related to the Credit Facility of approximately $28,000 for the three months ended October 31, 2012 and approximately $269,000 and $237,000 of accrued interest outstanding at October 31, 2012 and July 31, 2012.

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

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and SearchMedia Holdings Limited (“SearchMedia”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and formerly as V.P of Finance of Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS and SafeStitch are shared. Aero ceased its participation in the shared cost arrangement as of July 2011 and ceased operations in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of SearchMedia and as the Chief Legal Officer of each of SafeStitch and Tiger X. The Company recorded to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $10,000 and $10,000, respectively, for the three months ended October 31, 2012, and 2011. Accounts payable to SafeStitch related to these arrangements totaled approximately $34,000 and $3,200, respectively, at October 31, 2012 and July 31, 2012.

10.	COMMITMENTS

Leases.

The Company signed a five year lease for office space in Miami, Florida commencing January 1, 2008. The rental commitments under the Miami office lease are approximately $4,000 per month and escalate 4.5% annually over the life of the lease. The Company signed a three year lease for warehouse space in Hialeah, Florida commencing February 1, 2009. The current rental commitments under this warehouse lease are approximately $5,000 per month and escalate 3.5% annually over the life of the lease.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2012

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through October 31, 2012, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of October 31, 2012, the Company has approximately $41,000 of payables due to Sing Lin. As of October 31, 2012 and July 31, 2012, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of October 31, 2012, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of December 14, 2012, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

11.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at October 31 and July 31, 2012 (in thousands):

	Estimated Useful Life	October 31, 2012	July 31, 2012
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$89	$92
Website and software	3 years	26	26
		115	118
Less accumulated depreciation		(106)	(107)
Tooling and equipment, net		$9	$11

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2012

Depreciation expense was $1,000 and $6,000 during the three months ended October 31, 2012 and 2011, respectively. Ten Exer-Rest AT3800 and AT4700 demonstration units are included in tools and equipment at an aggregate cost of $30,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2013 or Promissory Notes due on September 12, 2014, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals; other factors described herein as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2012. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We are primarily engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively head to foot. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, former Chief Executive Officer and a current member of our Board of Directors. Over thirty peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. According to those studies, the application of this technology causes increased release of beneficial substances such as nitric oxide from the inner lining of blood vessels throughout the vasculature for improved circulation and the reduction of inflammation. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.

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

LifeShirt®

The LifeShirt is a patented Wearable Physiological Computer that incorporates transducers, electrodes and sensors into a sleeveless garment. These sensors transmit vital and physiological signs to a miniaturized, battery-powered, electronic module which saves the raw waveforms and digital data to the compact flash memory of a Personal Digital Assistant (“PDA”) attached to the LifeShirt. Users of the LifeShirt can enter symptoms (with intensity), mood and medication information directly into the PDA for integration with the physiologic information collected by the LifeShirt garment. The flash memory can then be removed from the LifeShirt and the data uploaded and converted into minute-by-minute median trends of more than 30 physical and emotional signs of health and disease. Vital and physiological signs can therefore be obtained non-invasively, continuously, cheaply and reliably with the comfortably worn LifeShirt garment system while resting, exercising, working or sleeping. The LifeShirt was sold exclusively by VivoMetrics, but has not been marketed since VivoMetrics ceased operations in July 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of LifeShirt sales, if any, that may result from this license.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies. The Company’s accounting policy for loss contingencies complies with Accounting Standards Codification (“ASC”) 450-20-25-2. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2012. Actual results may differ from these estimates.

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

NON-INVASIVE MONITORING SYSTEMS, INC

Three months ended October 31, 2012 compared to three months ended October 31, 2011

Revenues. Total revenues decreased from $64,000 for the three months ended October 31, 2011, to $49,000 for the three months ended October 31, 2012. This $15,000 decrease resulted from a $17,000 decrease in royalty revenues partially offset by a $2,000 increase in product sales.

Exer-Rest platform unit sales during the three months ended October 31, 2012 increased approximately 33% over the three months ended October 31, 2011.

Royalties from SensorMedics decreased $17,000 to $15,000 for the three months ended October 31, 2012 from $32,000 for the three months ended October 31, 2011. This decrease was primarily a result of lower product sales. As discussed above, there can be no assurance that we will receive any future royalties from the assignment of our license with VivoMetrics.

Cost of Sales. Cost of sales for the three months ended October 31, 2012 and 2011 was $11,000 and $9,000, respectively. This $2,000 increase was primarily related to the increase in number of units sold in the first three months of the 2012 fiscal year.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $119,000 for the three months ended October 31, 2012 from $173,000 for the three months ended October 31, 2011. This $54,000 decrease was primarily attributable to decreases in stock-based compensation expense, payroll expenses, depreciation expense, insurance expense, legal and audit related costs. SG&A costs and expenses include stock-based compensation expense, which totaled $4,000 for the three months ended October 31, 2012, as compared to $8,000 for the three months ended October 31, 2011.

Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased to $4,000 for the three months ended October 31, 2012 from $7,000 for the three months ended October 31, 2011, a decrease of $3,000. The higher costs in the three months ended October 31, 2011 related primarily to costs associated with the commencement of certain clinical trials.

Total operating costs and expenses. Total operating costs and expenses decreased $55,000 to $134,000 from $189,000 for the three months ended October 31, 2012 and 2011, respectively. This decrease was primarily attributable to the lower SG&A and R&D costs and expenses discussed above.

Other Income (expense). Other expense was $0 and $22,000 for the three months ended October 31, 2012 and 2011 respectively. This $22,000 decrease was attributable to foreign currency exchange loss incurred in the three months ended October 31, 2011.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At October 31, 2012, we had approximately $51,000 of cash and negative working capital of approximately $1.1 million. If we are not able to generate significant additional revenue, we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders.

Net cash used in operating activities was $5,000 and $6,000 for three months ended October 31, 2012 and 2011, respectively. This $1,000 decrease was principally due to fluctuations in normal business for the three months ended October 31, 2012 and 2011.

No cash was used or provided by investing activities for three months ended October 31, 2012 and 2011.

Net cash provided by financing activities was $0 and $50,000 for the three months ended October 31, 2012 and 2011, respectively, primarily from advances under the notes payable described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through October 31, 2012, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of October 31, 2012, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of October 31, 2012, the Company had payables due to Sing Lin of approximately $41,000.

2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by our Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2012, we had drawn an aggregate of $1,000,000 under the Credit Facility.

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

2012 Promissory Notes. On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014. The Hsu Gamma Note may be prepaid without premium or penalty.

As of December 4, 2012, the Company had cash and cash equivalents of approximately $23,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability under those sections.

NON-INVASIVE MONITORING SYSTEMS, INC

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2012	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 17, 2012	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

