Form 10-Q
period 2013-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2013-03-18
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

68,922,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of March 18, 2013.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$19	$56
Royalties and other receivables, net	3	18
Inventories, net	490	499
Prepaid expenses, deposits, and other current assets	6	32
Total current assets	518	605

Tooling and equipment, net	8	11

Total assets	$526	$616

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Notes payable – Related Party	$1,000	$1,000
Accounts payable and accrued expenses	782	616
Customer deposits	4	4
Total current liabilities	1,786	1,620

Long term liabilities
Notes payable – Related Party	$100	$100
Notes payable – Other	50	50
Total long term liabilities	150	150

Total liabilities	$1,936	$1,770

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding; liquidation preference $4,193	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized as of January 31, 2013 and July 31, 2012; 68,922,423 shares issued and outstanding as of January 31, 2013 and July 31, 2012.	689	689
Additional paid in capital	21,522	21,514
Accumulated deficit	(23,637)	(23,373)
Accumulated other comprehensive loss	(49)	(49)
Total shareholders' deficit	(1,410)	(1,154)
Total liabilities and shareholders' deficit	$526	$616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Revenues
Product sales, net	$–	$46	$34	$78
Royalties	2	43	16	74

Total revenues	2	89	50	152

Operating costs and expenses

Cost of sales	–	14	11	23
Selling, general and administrative	116	126	235	300
Research and development	1	19	4	25

Total operating costs and expenses	117	159	250	348

Operating loss	(115)	(70)	(200)	(196)

Interest expense, net	(32)	(35)	(64)	(69)
Other Expense, net	–	(7)	–	(29)

Net loss	$(147)	$(112)	$(264)	$(294)

Other comprehensive income
Currency translation adjustment	–	6	–	26

Comprehensive net loss	$(147)	$(106)	$(264)	$(268)

Weighted average number of common
shares outstanding - Basic and diluted	68,922	68,922	68,922	68,922

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the six months ended January 31, 2013

(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2012	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,514	($23,373)	(49)	($1,154)

Stock-based compensation	–	–	–	–	–	–	–	–	8	–	–	8
Net loss	–	–	–	–	–	–	–	–	–	(264)	–	(264)
Balance at January 31, 2013	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,522	$(23,637)	(49)	$(1,410)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Six months ended January 31, 2013 and 2012

	2013	2012
Operating activities
Net loss	$(264)	$(294)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2	12
Stock-based compensation expense	8	17
Foreign currency transaction loss	–	29

Changes in operating assets and liabilities
Accounts and royalties receivable, net	15	27
Inventories, net	10	28
Prepaid expenses, deposits and other current assets	26	26
Accounts payable and accrued expenses	166	108
Customer deposits	–	3
Net cash used in operating activities	(37)	(44)

Financing activities

Net proceeds from issuance of notes payables	–	50
Net cash provided by financing activities	–	50

Net (decrease) increase in cash	(37)	6
Cash, beginning of period	56	64
Cash, end of period	$19	$70

Supplemental Disclosure:
Non cash activities:
Transfer of tooling and equipment to inventory	$1	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2013

The following (a) condensed consolidated balance sheet as of July 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2013, and results of operations and cash flows for the interim periods ended January 31, 2013 and 2012. The results of operations for the three and six months ended January 31, 2013, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2012.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of approximately $300,000 for each of the six month periods ending January 31, 2013 and 2012, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $23.6 million as of January 31, 2013, and has potential purchase obligations at January 31, 2013 (see note 10). The Company had $19,000 of cash at January 31, 2013 and negative working capital of approximately $1.3 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2013

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

As further discussed in Note 10, the Company in 2010 terminated its agreement with Sing Lin. As of January 31, 2013, the Company has payables due to Sing Lin of approximately $41,000.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At January 31, 2013 and July 31, 2012, the Company had approximately $19,000 and $56,000, respectively, on deposit in such sweep accounts.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at January 31, 2013 and July 31, 2012 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2013

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The Company is generally no longer subject to examination by various tax authorities for the years before 2009. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and six months ended January 31, 2013 and 2012, and management estimates that the Company’s accrued warranty expense at January 31, 2013 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013 and July 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates. As of January 31, 2013, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive loss. There were no foreign currency translation adjustments for the three and six months ended January 31, 2013. Foreign currency translation adjustments totaled $6,000 and $26,000, respectively, for the three and six months ended January 31, 2012.

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

3.	INVENTORIES

The Company’s inventory consisted of the following at January 31, 2013 (unaudited) and July 31, 2012 (in thousands):

	January 31, 2013	July 31, 2012
Work-in-progress, spare parts and accessories	$9	$7
Finished goods	481	492
Total inventories	$490	$499

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2013

4.	STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $4,000 and $8,000, respectively, for the three and six months ended January 31, 2013 and $9,000 and $17,000 respectively, for the three and six months ended January 31, 2012. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

The Company’s 2000 Stock Option Plan (the “2000 Plan”), as amended, provides for the issuance of up to 2,000,000 shares of the Company’s Common Stock. The 2000 Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s Common Stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual option agreements. The 2000 Plan expired on March 1, 2012. No additional grants may be made under the 2000 Plan; however, previously granted options will remain in force pursuant to the terms of the individual grants.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of January 31, 2013.

The Company did not grant any stock options during the three and six months ended January 31, 2013 and 2012.

A summary of the Company’s stock option activity for the six months ended January 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2012	1,281,250	$0.573
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	522,500	$0.88
Options outstanding, January 31, 2013	758,750	$0.361	2.36	$0
Options expected to vest, January 31, 2013	753,635	$0.361	2.34	$0
Options exercisable, January 31 , 2012	648,750	$0.354	2.10	$0

Of the 758,750 options outstanding at January 31, 2013, 498,750 were issued under the 2000 Plan and 260,000 were issued outside of shareholder approved plans. There were no options exercised during the six month period ended January 31, 2013 and 2012. There were 522,500 options expired during the six month period ended January 31, 2013 and 350,000 options forfeited during the six month period ended January 31, 2012, as a result of employee terminations.

As of January 31, 2013, there was $7,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of .97 year.

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2013

5.	ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy. Royalty income from the SensorMedics license amounted to $2,000 and $16,000 for the three and six months ended January 31, 2013, respectively, and $43,000 and $74,000 for the three and six months ended January 31, 2012. There were no royalties recognized from VivoMeterics for the three and six months ended January 31, 2013 and 2012, respectively. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

6.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2013, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

The Company did not issue any shares for the six months ended January 31, 2013 and 2012.

8.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended January 31, 2013 and 2012, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2013	January 31, 2012
Stock options	758,750	1,491,250
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000
Total	16,284,950	17,017,450

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2013

9.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and ended on December 31, 2012, were approximately $4,000 per month and escalated 3.5% over the life of the lease. The Company is currently renting on a month to month basis at a rate of approximately $5,000 per month. The Company recorded rent expense related to the Miami lease of approximately $14,000 and $27,000 respectively, in the three and six months ended January 31, 2013 and approximately $13,000 and $27,000, respectively, in the three and six months ended January 31, 2012.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and ended on January 31, 2012, were approximately $5,000 per month. The Company is currently renting on a month to month basis at a rate of approximately $5,000 per month. The Company recorded rent expense related to the Hialeah warehouse of approximately $16,000 and $32,000, respectively, for the three and six months ended January 31, 2013 and approximately $21,000 and $37,000, respectively, in the three and six months ended January 31, 2012.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility for the six months ended January 31, 2013 and 2012, and $1,000,000 was outstanding as of January 31, 2013 and July 31, 2012. The Company accrued interest expense related to the Credit Facility of approximately $28,000 and $56,000 for the three and six months ended January 31, 2013 and approximately $301,000 of accrued interest remained outstanding at January 31, 2013. The Company accrued interest expense related to the Credit Facility of approximately $30,000 and $64,000 for the three and six months ended January 31, 2012 and approximately $186,000 of accrued interest remained outstanding at January 31, 2012.

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

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and Tiger Media, Inc. (formerly known as SearchMedia Holdings Limited) (“Tiger Media”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and formerly as V.P of Finance of Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS and SafeStitch are shared. Aero ceased its participation in the shared cost arrangement as of July 2011 and ceased operations in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of SafeStitch and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $8,000 and $18,000, respectively, for the three and six months ended January 31, 2013, and $10,000 and $19,000, respectively, for the three and six months ended January 31, 2012. Accounts payable to SafeStitch related to these arrangements totaled approximately $42,000 and $3,200 at January 31, 2013 and July 31, 2012.

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2013

10.	COMMITMENTS AND CONTINGENCIES

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through October 31, 2012, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of January 31, 2013, the Company has approximately $41,000 of payables due to Sing Lin. As of January 31, 2013 and July 31, 2012, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of January 31, 2013, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of March 18, 2013, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

11.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at January 31, 2013 and July 31, 2012 (in thousands):

	Estimated Useful Life	January 31, 2013	July 31, 2012
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	89	92
Website and software	3 years	26	26
		115	118
Less accumulated depreciation		(107)	(107)
Tooling and equipment, net		$8	$11

NON-INVASIVE MONITORING SYSTEMS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2013

Depreciation expense was $1,000 and $2,000 during the three and six months ended January 31, 2013, respectively, and $6,000 and $12,000 for the three and six months ended January 31, 2012, respectively. Eleven Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $33,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. In August 2012, the Company transferred an Exer-Rest unit with a net book value of $1,000 from long-lived assets to inventory.

12.	SUBSEQUENT EVENT

On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “Hsiao Note”). The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the maturity date of September 12, 2014 (the “Maturity Date”). The Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2013

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

The development and commercialization of the Exer-Rest has necessitated substantial expenditures and commitments of capital, and we anticipate expenses and associated losses to continue for the foreseeable future. We will be required to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to expand sales and/or raise capital, we will not be able to continue operations.

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

January 31, 2013

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

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2013

Three and six months ended January 31, 2013 compared to three and six months ended January 31, 2012

Revenues. Total revenue for the three months ended January 31, 2013 was $2,000, as compared to $89,000 for the three months ended January 31, 2012. The $87,000 decrease was due to a $46,000 decrease in product sales revenue and a $41,000 decrease in royalty revenue. Total revenue for the six months ended January 31, 2013 was $50,000, as compared to $152,000 for the six months ended January 31, 2012. This $102,000 decrease resulted from a $44,000 decrease in product sales, and a $58,000 decrease in royalty revenues.

Exer-Rest platform unit sales during the six months ended January 31, 2013 decreased approximately 50% over the six months ended January 31, 2012. There was no Exer-Rest platform unit sales during the three months ended January 31, 2013. The decrease in unit sales was primarily attributable to a reduction of product marketing and sales personnel.

Royalty revenue from SensorMedics was $2,000 and $16,000 for the three and six months ended January 31, 2013, respectively, and was $43,000 and $74,000 for the three and six months ended January 31, 2012, respectively. The $41,000 and $58,000 respective decreases for the three and six month periods are primarily attributable to a decrease in total product sales for the three and six months ended January 31, 2013. SensorMedics indicated they will discontinue product sales after current inventory is depleted and, therefore, we expect royalty revenue to continue to decrease. Also, as noted above, there can be no assurance that we will receive any future royalties from the pending assignment of our license with VivoMetrics.

Cost of Sales. Cost of sales for the three and six months ended January 31, 2013 was $0 and $11,000, respectively, as compared to $14,000 and $23,000, respectively, for the three and six months ended January 31, 2012. These $14,000 and $12,000 respective decreases were primarily the result of the decreased number of units sold in the 2013 fiscal periods.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $116,000 and $235,000, respectively, for the three and six months ended January 31, 2013, from $126,000 and $300,000, respectively, for the three and six months ended January 31, 2012. These $10,000 and $65,000 respective decreases were primarily attributable to decreases in stock-based compensation expense, payroll expenses and depreciation expense. SG&A costs and expenses include stock-based compensation expense, which totaled $4,000 and $8,000 for the three and six months ended January 31, 2013, as compared to $9,000 and $17,000 for the three and six months ended January 31, 2012.

Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased to $1,000 and $4,000, respectively, for the three and six months ended January 31, 2013, from $19,000 and $25,000, respectively, for the three and six months ended January 31, 2012. These $18,000 and $21,000 respective decreases were primarily attributable to costs associated with Exer-Rest units used in research during 2012.

Total operating costs and expenses. Total operating costs and expenses decreased to $117,000 and $250,000, respectively, for the three and six months ended January 31, 2013, from $159,000 and $348,000, respectively, for the three and six months ended January 31, 2012. These $42,000 and $98,000 respective decreases were primarily attributable to the decrease in cost of sales related to lower sales volume, as well as the lower SG&A costs and expenses discussed above.

Interest expense, net. Net interest expense was $32,000 and $64,000 in the three and six month periods ended January 31, 2013, as compared to $35,000 and $69,000 for the three and six months ended January 31, 2012, respectively. The $32,000 and $64,000 net interest expense in the three and six months ended January 31, 2013 was primarily related to balances outstanding under the Credit Facility and the promissory notes (see Note 6).

Other Expense. Other expense was $0 for the three and six months ended January 31, 2013, as compared to $7,000 and $29,000 for the three and six months ended January 31, 2012. There was no foreign currency exchange loss or gain for the three and six months ended January 31, 2013, due to the Company no longer having operations in Canada.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At January 31, 2013, we had approximately $19,000 of cash and negative working capital of approximately $1.3 million. If we are not able to generate significant additional revenue, we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2013

Net cash used in operating activities was $37,000 and $44,000 for six months ended January 31, 2013 and 2012, respectively. This $7,000 decrease was principally due to reductions in SG&A and R&D costs and expenses for the six months ended January 31, 2013.

Net cash provided by financing activities was $0 and $50,000 for the six months ended January 31, 2013 and 2012, respectively, primarily from advances under the notes payable described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through January 31, 2013, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of January 31, 2013, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of January 31, 2013, the Company had payables due to Sing Lin of approximately $41,000.

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2013, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

As of February 28, 2013, the Company had cash and cash equivalents of approximately $30,000, and did not have any further funding available under the Credit Facility. Furthermore, the Maturity Date of the Credit Facility is July 31, 2013 and the Company currently does not have sufficient funds to repay the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2013

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2013

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

January 31, 2013

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2013	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: March 18, 2013	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.