Form 10-Q
period 2013-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2013-06-14
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

78,942,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 10, 2013.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$428	$56
Royalties and other receivables, net	2	18
Inventories, net	487	499
Prepaid expenses, deposits, and other current assets	4	32
Total current assets	921	605

Tooling and equipment, net	6	11

Total assets	$927	$616

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	752	616
Customer deposits	4	4
Total current liabilities	756	620

Long term liabilities
Notes payable – Related Party	$1,150	$1,100
Notes payable – Other	50	50
Total long term liabilities	1,200	1,150

Total liabilities	$1,956	$1,770

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding; liquidation preference $4,193	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized as of April 30, 2013 and July 31, 2012; 78,942,423 and 68,922,423 shares issued and outstanding as of April 30, 2013 and July 31, 2012, respectively	789	689
Additional paid in capital	21,926	21,514
Accumulated deficit	(23,760)	(23,373)
Accumulated other comprehensive loss	(49)	(49)
Total shareholders' deficit	(1,029)	(1,154)
Total liabilities and shareholders' deficit	$927	$616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Revenues
Product sales, net	$10	$–	$44	$78
Royalties	–	46	16	120

Total revenues	10	46	60	198

Operating costs and expenses

Cost of sales	3	–	14	23
Selling, general and administrative	100	142	336	442
Research and development	(2)	14	2	39

Total operating costs and expenses	101	156	352	504

Operating loss	(91)	(110)	(292)	(306)

Interest expense, net	(32)	(15)	(95)	(84)

Other income (expense), net	–	15	–	(14)

Net loss	$(123)	$(110)	$(387)	$(404)

Other comprehensive (loss) income
Currency translation adjustment	–	(13)	–	13

Comprehensive net loss	$(123)	$(123)	$(387)	$(391)

Weighted average number of common shares outstanding - Basic and diluted	71,399	68,922	69,526	68,922

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the nine months ended April 30, 2013

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid-in-	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2012	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,514	$(23,373)	$(49)	$(1,154)
Issuance of 10,020,000 shares of Common stock par value $0.01	–	–	–	–	–	–	10,020,000	100	401	–	–	501
Stock-based compensation	–	–	–	–	–	–	–	–	11	–	–	11
Net loss	–	–	–	–	–	–	–	–	–	(387)	–	(387)
Balance at April 30, 2013	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,926	$(23,760)	$(49)	$(1,029)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Nine months ended April 30, 2013 and 2012

	2013	2012
Operating activities
Net Loss	$(387)	$(404)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4	15
Stock-based compensation expense	11	23
Foreign currency transaction loss	–	16

Changes in operating assets and liabilities
Royalties and other receivables, net	16	50
Inventories, net	13	26
Prepaid expenses, deposits and other current assets	28	(8)
Accounts payable and accrued expenses	136	226
Customer deposits	–	4
Net cash used in operating activities	(179)	(52)

Financing activities
Issuance of common stock, net of offering costs	501	–
Net proceeds from issuance of notes payables	50	50
Net cash provided by financing activities	551	50

Net increase (decrease) in cash	372	(2)
Cash, beginning of period	56	64
Cash, end of period	$428	$62

Supplemental Disclosure:
Non cash activities:
Transfer of tooling and equipment to inventory	$1	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2013

The following (a) condensed consolidated balance sheet as of July 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2013, and results of operations and cash flows for the interim periods ended April 30, 2013 and 2012. The results of operations for the three and nine months ended April 30, 2013, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2012.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $0.4 million for the nine month periods ended April 30, 2013 and 2012, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $23.8 million as of April 30, 2013, and has potential purchase obligations at April 30, 2013 (see note 10). The Company had $428,000 of cash at April 30, 2013 and working capital of approximately $165,000.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2013

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company includes overnight repurchase agreements securing its depository bank accounts (sweep accounts) in its cash balances. At April 30, 2013 and July 31, 2012, the Company had approximately $428,000 and $56,000, respectively, on deposit in such sweep accounts.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at April 30, 2013 and July 31, 2012 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

April 30, 2013

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

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and nine months ended April 30, 2013 and 2012, and management estimates that the Company’s accrued warranty expense at April 30, 2013 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2013 and July 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable, accrued expenses and notes payable approximate fair values because they are short term in nature or they bear current market interest rates. As of April 30, 2013, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive income (loss). There were no foreign currency translation adjustments for the three and nine months ended April 30, 2013. Foreign currency translation adjustment totaled ($13,000) and $13,000, respectively, for the three and nine months ended April 30, 2012.

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

3.	INVENTORIES

The Company’s inventory consisted of the following at April 30, 2013 and July 31, 2012 (in thousands):

	April 30, 2013	July 31, 2012
Work-in-progress, spare parts and accessories	$9	$7
Finished goods	478	492
Total inventories	$487	$499

4.	STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $3,000 and $11,000, respectively, for the three and nine months ended April 30, 2013, and $6,000 and $23,000 respectively, for the three and nine months ended April 30, 2012. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2013

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

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of April 30, 2013.

The Company did not grant any stock options during the nine months ended April 30, 2013 and 2012.

A summary of the Company’s stock option activity for the nine months ended April 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2012	1,281,250	$0.573
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	627,500	$0.817
Options outstanding, April 30, 2013	653,750	$0.339	2.48	$4,320
Options expected to vest, April 30, 2013	649,418	$0.338	2.47	$4,320
Options exercisable, April 30, 2013	611,250	$0.332	2.38	$4,320

Of the 653,750 options outstanding at April 30, 2013, 493,750 were issued under the 2000 Plan and 160,000 were issued outside of shareholder approved plans. There were no options exercised during the three and nine month period ended April 30, 2013 and 2012. There were 627,500 options forfeited during the nine month period ended April 30, 2013 and 350,000 forfeited during the nine month period ended April 30, 2012 as a result of employee terminations.

As of April 30, 2013, there was $5,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of .85 years.

5.	ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company received royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy. Royalty income from the SensorMedics license amounted to $0 and $16,000 for the three and nine months ended April 30, 2013, respectively, and $46,000 and $120,000 for the three and nine months ended April 30, 2012. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. There were no royalties recognized from VivoMeterics for the three and nine months ended April 30, 2013 and 2012. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2013

6.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (collectively, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2012 and subsequently the date was extended to July 31, 2015 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2013, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two Promissory Notes (“Promissory Notes”) in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date of September 12, 2014. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date.

2013 Promissory Note. On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “Hsiao Note”). The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date of September 12, 2014. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

7.	SHAREHOLDERS' EQUITY

The Company did not issue any shares for the nine months ended April 30, 2012.

On April 8, 2013, Non-Invasive Monitoring Systems, Inc. (the “Company”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with 12 investors (the “Investors”) pursuant to which the Investors agreed to purchase in a private placement an aggregate of 10,020,000 shares of the Company’s common stock, par value $0.01 (the “Shares”), at a price of $0.05 per share, for aggregate consideration of $501,000. Among the Investors purchasing Shares pursuant to the agreement were Dr. Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer and Frost Gamma Investments Trust (“Frost Gamma”), an entity controlled by Dr. Phillip Frost, one of the largest beneficial owners of the Company’s common stock. Dr. Hsiao purchased 2.0 million Shares and Frost Gamma purchased 2.0 million Shares.

The Company agreed to issue the Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Each Investor represented to the Company that such person was an “accredited investor” as defined in Rule 501(a) under the Act and that such Investor’s Shares were being acquired for investment purposes. The Shares will not be registered under the Act and will be “restricted securities” as that term is defined by Rule 144 under the Act and no registration rights have been granted.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2013

8.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2013 and 2012, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2013	April 30, 2012
Stock options	653,750	1,491,250
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000
Total	16,179,950	17,017,450

9.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008 and ended on December 31, 2012, were approximately $4,000 per month and escalate 3.5% annually over the life of the lease. The Company is currently renting on a month to month basis at a rate of approximately $5,000 per month. The Company recorded rent expense related to the Miami lease of approximately $14,000 and $42,000, respectively, for the three and nine months ended April 30, 2013, and approximately $13,000 and $40,000, respectively, for the three and nine months ended April 30, 2012. The increases were a result of annual rent escalations.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman of the Board. The current rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and ended on January 31, 2012, were approximately $5,000 per month and escalate 3.5% annually over the life of the lease. The Company is currently renting on a month to month basis at a rate of approximately $5,000 per month. The Company recorded rent expense related to the Hialeah warehouse of approximately $17,000 and $49,000, respectively, for the three and nine months ended April 30, 2013 and approximately $11,000 and $47,000, respectively, for the three and nine months ended April 30, 2012. The increases were a result of annual rent escalations.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility during the nine months ended April 30, 2013. There was $1.0 million outstanding balance due, plus interest, on the Credit Facility as of April 30, 2013 and July 31, 2012 and there is no available balance remaining. The Company incurred interest expense related to the Credit Facility of approximately $27,000 and $82,000 for the three and nine months ended April 30, 2013 and $12,000 and $76,000 for the three months ended April 30, 2012. Approximately $333,000 and $198,000 of accrued interest remained outstanding at April 30, 2013 and 2012, respectively. The Credit Facility expires in July 2015.

On September 12, 2011, the Company entered into a Promissory Note in the principal amount of $50,000 with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (the “Frost Gamma Note”. The interest rate payable on the Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date of September 12, 2014. The Company may prepay the Frost Gamma Note without premium or penalty.

On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable on the Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date of September 12, 2014. The Company may prepay the HSU Gamma Note without premium or penalty.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2013

On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “Hsiao Note”). The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date of September 12, 2014. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Aero Pharmaceuticals, Inc. (“Aero”), a privately held pharmaceutical distributor, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and Tiger Media, Inc. (formerly known as SearchMedia Holdings Limited) (“Tiger Media”), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and supervises the accounting staffs of SafeStitch and formerly as V.P of Finance of Aero under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS and SafeStitch are shared. Aero ceased its participation in the shared cost arrangement as of July 2011 and ceased operations in December 2011. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of SafeStitch and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $8,000 and $26,000, respectively, for the three and nine months ended April 30, 2013, and $9,000 and $29,000, respectively, for the three and nine months ended April 30, 2012. Accounts payable to SafeStitch related to these arrangements totaled approximately $43,000 and $3,200, respectively, at April 30, 2013 and July 31, 2012.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through April 30, 2013, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of April 30, 2013, the Company has approximately $41,000 of payables due to Sing Lin. As of April 30, 2013 and July 31, 2012, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of April 30, 2013, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of June 10, 2013, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2013

11.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, office equipment and computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at April 30, 2013 and July 31, 2012 (in thousands):

	Estimated Useful Life	April 30, 2013	July 31, 2012
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$89	$92
Website and software	3 years	26	26
		115	118
Less accumulated depreciation		(109)	(107)
Tooling and equipment, net		$6	$11

Depreciation expense was $2,000 and $3,000 during the three months ended April 30, 2013 and 2012, respectively, and was $4,000 and $15,000 during the nine months ended April 30, 2013 and 2012, respectively. Ten Exer-Rest® SL and TL demonstration units are included in furniture and fixtures at an aggregate cost of $30,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. In August 2012, the Company transferred an Exer-Rest unit with a net book value of $1,000 from long-lived assets to inventory.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2015 or Promissory Notes due on September 12, 2014, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals; other factors described herein as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2012. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Three and Nine months ended April 30, 2013 Compared to Three and Nine months Ended April 30, 2012

Revenue. Total revenue was $10,000 for the three months ended April 30, 2013, as compared to $46,000 for the three months ended April 30, 2012. The $36,000 decrease was primarily due to not having royalty revenue in the three months ended April 30, 2013. Total revenue was $60,000 for the nine months ended April 30, 2013, as compared to $198,000 for the nine months ended April 30, 2012. The $138,000 decrease was primarily a result of a $34,000 decrease in product sales due to not having a sales staff and a $104,000 decrease in royalty revenue as SensorMedics sells off its remaining inventory of licensed product (see Note 5).

Exer-Rest platform unit sales revenue during the nine months ended April 30, 2013 decreased approximately 44% over the nine months ended April 30, 2012. This decrease in product sales revenue was primarily attributable to not having sales staff during the full nine months ended April 30, 2013.

There was no royalty revenue from SensorMedics for the three months ended April 30, 2013, as compared to $46,000 for the three months ended April 30, 2012, and royalty revenue was $16,000 for the nine months ended April 30, 2013, as compared to $120,000 for the nine months ended April 30, 2012. The $46,000 and $104,000 respective decreases for the three and nine month periods were primarily attributable to a decrease in licensed product sales. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. In addition, there can be no assurance that we will receive any future royalties from the approved assignment of our license with VivoMetrics (see Note 5).

Cost of Sales. Cost of sales was $3,000 for the three months ended April 30, 2013, as compared to none for the three months ended April 30, 2012. This $3,000 increase was directly attributable to unit sales during the three months ended April 30, 2013 and there were no sales during the three months ended April 30, 2012. Cost of sales for the nine months ended April 30, 2013 was $14,000, as compared to $23,000 for the nine months ended April 30, 2012. The $9,000 decrease was attributable to decreased unit sales over the nine month period.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were $100,000 for the three months ended April 30, 2013, as compared to $142,000 for the three months ended April 30, 2012 and SG&A costs and expenses were $336,000 for the nine months ended April 30, 2013, as compared to $442,000 for the nine months ended April 30, 2012. These $42,000 and $106,000 decreases for the three and nine month periods were primarily attributable to decreases in stock-based compensation expense, payroll expenses, depreciation expense, legal and patent fees, and accounting and legal costs attributable to our shared services arrangement with certain affiliated companies.

Research and development costs and expenses. Research and development costs and expenses (“R&D”) were ($2,000) for the three months ended April 30, 2013, as compared to $14,000 for the three months ended April 30, 2012. This $16,000 decrease was primarily attributable to a decrease in professional regulatory and research fees. The ($2,000) for the three months ended April 30, 2013 was a result of a canceled professional service which the Company was reimbursed. R&D costs and expenses for the nine months ended April 30, 2013 was $2,000, as compared to $39,000 for the nine months ended April 30, 2012. This $37,000 decrease was primarily attributable to a decrease in professional regulatory fees and costs associated with Exer-Rest units used in research to gather clinical data.

Total operating costs and expenses. Total operating costs and expenses were $101,000 for the three months ended April 30, 2013, as compared to $156,000 for the three months ended April 30, 2012 and total operating costs and expenses were $352,000 for the nine months ended April 30, 2013, as compared to $504,000 for the nine months ended April 30, 2012. These $55,000 and $152,000 decreases for the three and nine month periods were primarily attributable to the lower SG&A and R&D costs and expenses discussed above.

Interest expense, net. Net interest expense was $32,000 for the three months ended April 30, 2013, as compared to $15,000 for the three months ended April 30, 2012 and net interest expense was $95,000 for the nine months ended April 30, 2013, as compared to $84,000 for the nine months ended April 30, 2012. These $17,000 and $11,000 increases for the three and nine month periods were related to balances outstanding under the Note and Security Agreement and Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Other income (expense), net. There was no net other income (expense) for the three and nine months ended April 30, 2013. Net other income for the three and nine months ended April 30, 2012, was $15,000 and ($14,000), respectively. There was no foreign currency transaction exchange loss or gain for the three and nine months ended April 30, 2013, due to the Company no longer having operations in Canada.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At April 30, 2013, we had approximately $428,000 of cash and working capital of approximately $165,000. We believe that the cash on hand at April 30, 2013 is sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect.

We expect to incur losses from operations for the foreseeable future. If we are not able to generate significant additional revenue, we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders.

Net cash used in operating activities was $179,000 and $52,000 for nine months ended April 30, 2013 and 2012, respectively. This $127,000 increase was principally due payments of outstanding accounts payable for the nine months ended April 30, 2013, as compared to the nine months ended April 30, 2012. In addition, there was lower royalty receivable for the nine months ended April 30, 2013, as compared to the nine months ended April 30, 2012.

Net cash provided by financing activities was $551,000 for the nine months ended April 30, 2013, from the $50,000 proceeds from the Promissory Notes described in Note 6 and $501,000 proceeds from the “Stock Purchase Agreement” in Note 7 to the accompanying unaudited condensed consolidated financial statements. Net cash provided by financing activities was $50,000 for the nine months ended April 30, 2012, from the $50,000 proceeds from the Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through April 30, 2013, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of April 30, 2013, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of April 30, 2013, the Company had payables due to Sing Lin of approximately $41,000.

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2015 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2013, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On On September 12, 2011, the Company entered into two Promissory Notes in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the Promissory Notes Maturity Date of September 12, 2014. The Company may prepay either or both notes without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date of September 12, 2014. The Hsu Gamma Note may be prepaid without premium or penalty.

2013 Promissory Note. On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “Hsiao Note”). The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date of September 12, 2014. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of Stock Purchase Agreement dated April 8, 2013(incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 4, 2013)

10.2	Fourth Amendment Dated April 8, 2013 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 4, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2013	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: June 14, 2013	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

