Form 10-K
period 2013-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2013-10-29
CIK 720762

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________

Commission File Number 000-13176
NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)
Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 31, 2013 was: $3.0 million.

As of October 24, 2013 there were 78,942,423 shares of common stock, $0.01 par value outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses, we do not expect to become profitable in the near future and absent a significant increase in revenue or additional equity or debt financing, we may be unable to continue as a going concern.

•	We will require additional funding, which may not be available to us on acceptable terms, or at all.

•	We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

•	We rely on third parties to manufacture and supply our products, and we presently have no agreement with any third party to manufacture and supply our products.

•	The continued worldwide economic crisis and concurrent market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

•	Healthcare policy changes, including reforms to the U.S. healthcare system, may have a material adverse effect on us.

•	Our Exer-Rest device does not have a unique Medicare Reimbursement CPT Code.

•	The terms of clearances or approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate anticipated revenues.

•	Our competitors may develop and market products that are more effective, safer or less expensive than our products, negatively impacting our commercial opportunities.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

•	Failure to obtain regulatory approval outside the United States will prevent us from marketing our products abroad.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Our business is subject to economic, political, regulatory and other risks associated with international operations.

•	We do not anticipate paying dividends on our common stock in the foreseeable future.

•	Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our common stock may be adversely affected.

•	Our stock price has been volatile and there may not be an active, liquid trading market for our common stock.

•	Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

•	Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

* * * * *

PART I

Item 1.	Business.

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

In 2002, we began focusing on the research, development, manufacturing, marketing and sales of non-invasive, motorized, whole body periodic acceleration (“WBPA”) platforms. These therapeutic acceleration platforms are intended as aids to temporarily increase local circulation for temporary relief of minor aches and pains, produce local muscle relaxation and reduce morning stiffness. Our first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing of the AT-101 until we received clearance from the FDA to market the device following submission of a 510(k) application incorporating appropriate clinical trial data. Accordingly, we ceased our commercial sales and marketing of therapeutic platforms in 2005, but continued to receive royalty revenue from sales of diagnostic monitoring hardware and software by SensorMedics and VivoMetrics during that time.

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

The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA which administers the federal Food, Drug, and Cosmetic Act (“FD&C Act”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”) which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback statute, the Physician Self Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.

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

Third-Party Payments, Especially payments by Medicare and Medicaid

A.	Medicare and Medicaid Coverage

Because of the projected patient population that could potentially benefit from our devices is elderly, Medicare could be a potential source of reimbursement. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, certain disabled persons, persons with end-stage renal disease and those suffering from Lou Gehrig’s Disease. In contrast, Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid.

Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. However, Medicare only provides reimbursement if CMS, either directly or through one of its contracts, determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level (“Local Coverage Determination”) by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a National Coverage Determination. There are statutory provisions intended to facilitate coverage determinations for new technologies under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) §§ 731 and 942. Coverage presupposes that the device has been cleared or approved by the FDA and, further, that the coverage will be no broader than the FDA approved intended uses of the device (i.e., the device’s label) as cleared or approved by the FDA, but coverage can be narrower. In that regard, a narrow Medicare coverage determination may undermine the commercial viability of a device. It is unclear whether the therapies and treatments that would use our primary products would be covered under Local or National Coverage Determinations.

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

We do not have Medicare or any other third-party reimbursement programs specific for our product. Even if Medicare and other third-party payor programs cover the procedures that use our devices, the level of reimbursement may not be sufficient for commercial success. The Medicare reimbursement levels for covered procedures are determined annually through three sets of rulemakings, one for outpatient departments of hospitals under the Outpatient Prospective Payment System (“OPPS”), another for the inpatient departments of hospitals under the Inpatient Perspective Payment System (“IPPS”), and a third for procedures in physicians’ offices under the Resource-Based Relative Value Scales (“RBRVS”) (the Medicare fee schedule). If the use of a device is covered by Medicare, a physician’s ability to bill a Medicare patient more than the Medicare allowable amount is significantly constrained by the rules limiting balance billing. For covered services in a physician’s office, Medicare normally pays 80% of the Medicare allowable amount and the beneficiary pays the remaining 20%, assuming that the beneficiary has met his or her annual Medicare deductible and is not also a Medicaid beneficiary. For services performed in an outpatient department of a hospital, the patient’s co-payment under Medicare may exceed 20%, depending on the service and depending on whether CMS has set the co-payment at greater than 20%. If a device is used as part of an in-patient procedure, the hospital where the procedure is performed is reimbursed under the IPPS. In general, IPPS provides a single payment to the hospital based on the diagnosis at discharge and devices are not separately reimbursed under IPPS.

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

State and Federal Security and Privacy Regulations

The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, HIPAA), establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

•	the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, to obtain payments for services and health care operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;

•	the content of notices of privacy practices for PHI; and

•	administrative, technical and physical safeguards required of entities that use or receive PHI electronically.

The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties.

Anti-Kickback Laws, Physician Self-Referral Laws, False Claims Act, Civil Monetary Penalties

We are also subject to various federal, state, and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws.  The federal Anti-Kickback Statute prohibits anyone from knowingly and willfully soliciting, receiving, offering, or paying any remuneration with the intent to refer, or to arrange for the referral or order of, services or items payable under a federal health care program, including the purchase or prescription of a particular drug or the use of a service or device.  Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the U.S. Department of Health and Human Services Office of Inspector General, or OIG, to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure health care providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

Violations of the Anti-Kickback Statute are punishable by the imposition of criminal fines, civil money penalties, treble damages, and/or exclusion from participation in federal health care programs.  Many states have also enacted similar anti-kickback laws.  The Anti-Kickback Statute and similar state laws and regulations are expansive.  If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, results of operations, financial condition, and our stock price.  Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition.  We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them.  However, given the broad reach of federal and state anti-kickback laws and the increasing attention given by law enforcement authorities, we are unable to predict whether any of our activities will be challenged or deemed to violate these laws.

We are also subject to the physician self-referral laws, commonly referred to as the Stark law, which is a strict liability statute that generally prohibits physicians from referring Medicare patients to providers of “designated health services,” with whom the physician or the physician’s immediate family member has an ownership interest or compensation arrangement, unless an applicable exception applies. Moreover, many states have adopted or are considering adopting similar laws, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated healthcare services and physician self-referrals, regardless of the source of the payment for the patient’s care. If it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare programs and loss of government reimbursement. The imposition of any such penalties could harm our business.

Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.

Federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree and violation of these laws, or, our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Manufacturing

We have no commercial manufacturing facilities, and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our manufacturing had been performed by Sing Lin, Genemax Medical Products Industry Corp (“Genemax”), QTM and other FDA registered contract manufacturers. Genemax manufactured our product under the management of Sing Lin. All of our contract manufacturers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs. We notified Sing Lin in June 2010 that we were terminating our manufacturing agreement with them, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier, or if we are not able to timely regain possession or remanufacture the tooling, we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all. We estimate that our existing inventory of Exer-Rest products will, at a minimum, be sufficient to meet demand through the end of the 2014 fiscal year.

Sales & Marketing

Our limited marketing and sales efforts are currently focused on hospitals, cardiac rehabilitation clinics, physical therapy centers, senior living communities and other healthcare providers, as well as their patients, professional athletes and other individuals through our management. In addition to our limited sales efforts, we continue to explore potential distributor and independent sale representative networks in the US, Canada and abroad. There can be no assurance that we will be able to enter into additional distribution and representation agreements on terms acceptable to us or at all, or that our sales and distribution network will generate significant sales.

Employees

The Company currently does not have employees. The Company has one consultant on a part-time basis who is engaged in general and administrative, sales and marketing, distribution, and regulatory duties. In addition, certain of our administrative, accounting and legal functions are provided by employees of a related company on a part-time basis under a cost-sharing arrangement under which we reimburse such related company for those services.

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

Our consolidated financial statements for the years ended July 31, 2013 and 2012 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2013 and 2012 were $0.5 million and $0.6 million, respectively. As of July 31, 2013, we had an accumulated deficit of $23.9 million. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon, among other things: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

We will require additional funding, which may not be available to us on acceptable terms, or at all.

We will need to raise additional capital in order for us to continue as a going concern. We have reached our borrowing limit under our existing $1.0 million secured credit facility. In addition, we borrowed $200,000 in promissory notes of $50,000 each from Frost Gamma Investments Trust and an unrelated third party in 2011, $50,000 from Hsu Gamma Investments, L.P. in May 2012 and $50,000 from Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer, in February 2013. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. We cannot assure you that we could obtain such approval. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

The now-terminated product and supply agreement with Sing Lin contained obligations to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the product and supply agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2013, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of the filing date we had not placed orders sufficient to satisfy the first-year or second-year minimum purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year purchase obligations under the agreement. As of October 25, 2013 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its rights under the product and supply agreement, or pursue other available remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations.

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

Additionally, we have funded our operations to date primarily through private sales of our common stock and preferred stock and through borrowings under credit facilities available to us from shareholders and other individuals. The current economic conditions and instability in the world’s equity and credit markets may materially adversely affect our ability to sell additional shares of our stock and/or borrow cash. There can be no assurance that we will be able to raise additional working capital on acceptable terms or at all, which may materially adversely affect our ability to continue our operations.

Medicare legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

In the United States, there have been a number of legislative and regulatory initiatives, at both the federal and state government levels, to change the healthcare system in ways that, if approved, could affect our ability to sell our products and provide our laboratory services profitably.  While many of the proposed policy changes require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs.  Any changes that lower reimbursement rates under Medicare, Medicaid or private payor programs could negatively affect our business.

Most significantly, on March 23, 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The constitutionality of the 2010 Health Care Reform  Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States (the “Supreme Court”). Specifically, the Supreme Court upheld the individual mandate and includes changes to extend medical benefits to those who currently lack insurance coverage.  Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes.  Additionally, restructuring the coverage of medical care in the United States could impact the reimbursement for diagnostic tests.  If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Beyond coverage and reimbursement  changes, the 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices in January 2013. This excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Physician Payments Sunshine Act, which, in conjunction with its implementing regulations, requires manufacturers of certain drugs, biologics, and devices that are covered by Medicare and Medicaid to record all transfers of value to physicians and teaching hospitals starting on August 1, 2013 and to begin reporting the same for public disclosure to the Centers for Medicare and Medicaid Services by March 31, 2014. Several other states and a number of countries worldwide have adopted or are considering the adoption of similar transparency laws.  The failure to report appropriate data may result in civil or criminal fines and/or penalties.

Regulations under the 2010 Health Care Reform Legislation are expected to continue being drafted, released and finalized throughout the next several years.  Pending the promulgation of these regulations, we are unable to fully evaluate the impact of the 2010 Health Care Reform Legislation.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.05 and $0.40 for the 52-week period ended July 31, 2013. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 24, 2013, there were outstanding: a) 78,942,423 shares of our common stock, b) 100 shares of our Series B preferred stock, c) 62,048 shares of our Series C preferred stock, each currently convertible into 25 shares of our common stock and d) 2,795 shares of our Series D preferred stock, each currently convertible into 5,000 shares of our common stock. Also as of October 24, 2013, there were outstanding options to purchase 613,750 shares of our common stock, and we have reserved 1,551,200 shares of our common stock for issuance upon conversion of our Series C preferred stock and 13,975,000 shares of our common stock for issuance upon conversion of our Series D preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTCBB.

Item 2.	Properties.

Our principal corporate office is located at 4400 Biscayne Blvd., Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, one of our largest beneficial shareholders. We currently lease approximately 1,800 square feet under the lease agreement, which commenced with a five-year term on January 1, 2008 and expired on December 31, 2012, we are currently on a month-to-month basis.

We house our inventory in approximately 5,200 square feet of warehouse space in Hialeah, Florida leased from an entity controlled by Dr. Frost and Dr. Jane Hsiao, our Chairman and Interim CEO. The lease commenced February 1, 2009 and expired on January 31, 2012 and we are currently on a month-to-month basis.

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

Quarter Ended	High	Low
October 31, 2011	$0.35	$0.18
January 31, 2012	$0.28	$0.17
April 30, 2012	$0.23	$0.17
July 31, 2012	$0.21	$0.13
October 31, 2012	$0.13	$0.06
January 31, 2013	$0.11	$0.05
April 30, 2013	$0.40	$0.10
July 31, 2013	$0.22	$0.12

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. At July 31, 2013, we had 1,505 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company. We believe that the actual number of beneficial shareholders is considerably higher.

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

Results of Operations

In January 2005, we began developing the Exer-Rest line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the AT-101. The Exer-Rest AT platform was first available for delivery to certain locations outside of the United States in October 2007. Prior to the first export sales of the Exer-Rest AT, we continued to sell the AT-101 in certain locations outside of the United States. In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value. Our newest platforms, the Exer-Rest AT3800 and AT4700, which we developed under our former agreement with Sing Lin, became available for sale in October 2008. In January 2009, the Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our U.S. and international sales activity with marketing and promotional pricing beginning in February 2009. We currently market the Exer-Rest to individuals for treatment in their homes, healthcare providers, hospitals, chiropractic and physical therapy centers, assisted living facilities, as well as to professional athletes.

Year Ended July 31, 2013 Compared to Year Ended July 31, 2012

Revenue. Total revenue was $109,000 for the year ended July 31, 2013, as compared to $250,000 for the year ended July 31, 2012. This $141,000 decrease primarily resulted from a $156,000 decrease in royalty revenue partially offset with a $15,000 increase in net product revenue. Exer-Rest platform unit sales for the 2013 fiscal year increased 57% over the 2012 fiscal year, primarily attributable to increased sales to distributors. Royalty revenue for the fiscal year 2013 decreased approximately 91% from fiscal year 2012 due to decrease in product sales by SensorMedics. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none.

Cost of sales. Cost of sales was $41,000 for the year ended July 31, 2013, as compared to $25,000 for the year ended July 31, 2012. This $16,000 net increase was primarily due to an increase in number of Exer-Rest units sold during the year. There were no inventory adjustments for damaged, obsolete and slow moving inventory for the years ended July 31, 2013 and 2012.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses was $444,000 for the year ended July 31, 2013, as compared to $599,000 for the year ended July 31, 2012. This $155,000 decrease for the year ended July 31, 2013 was primarily attributable to a decrease in salaries and wages related to reductions in sales and marketing personnel, professional accounting fees, reduction in marketing and advertising services and lower stock-based compensation costs. SG&A costs and expenses include stock-based compensation expense, which totaled $12,000 for fiscal 2013, as compared to $27,000 for fiscal 2012. The decrease in stock-based compensation was primarily due to a decrease in the number of options granted and the number of options that have fully vested for the year ended July 31, 2013.

Research and development costs and expenses. Research and development (“R&D”) costs and expenses was $3,000 for the year ended July 31, 2013, as compared to $38,000 for the year ended July 31, 2012. R&D costs are primarily attributable to regulatory fees and costs with Exer-Rest units used in research as the Company gathers clinical data to support the Exer-Rest.

Total operating costs and expenses. Total operating costs and expenses was $488,000 for the year ended July 31, 2013, as compared to $662,000 for the year ended July 31, 2012. This $174,000 decrease is primarily attributable to the decrease in SG&A and R&D costs and expenses described above.

Other income and expense. Other expense was $128,000 for the year ended July 31, 2013, as compared to $142,000 for the year ended July 31, 2012. This $14,000 decrease was primarily attributable to a $27,000 decrease in foreign currency exchange loss at our Canadian subsidiary and a $13,000 increase in net interest expense, primarily attributed to the borrowings under our $1.0 million revolving credit facility and $50,000 increase in notes payable.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. We currently do not have any additional borrowing capacity under our $1.0 million revolving credit facility, described below. In September 2011, we issued two promissory notes in the aggregate principal amount of $100,000, in May 2012 we issued an additional promissory note in the aggregate principal amount of $50,000 and in February 2013, we issued an additional promissory note in the aggregate principal amount of $50,000 for a total aggregate principal amount of $200,000 from promissory notes. At July 31, 2013, we had cash of $296,000 and positive working capital of approximately $47,000. We expect that our existing funds will be sufficient to support our current operations in the United States and Canada through July 2014. We will be required to obtain additional external financing to continue operations beyond July 2014. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities increased to $311,000 for the year ended July 31, 2013 from $110,000 for the year ended July 31, 2012. This $201,000 increase was principally due to outstanding accounts payable in FY2012 that was paid in FY2013, reduction in royalty and other receivables and increased accrued interest associated with the Credit Facility and Promissory notes.

No cash was used or provided by investing activities for the year ended July 31, 2013 and 2012.

Net cash provided by financing activities increased to $551,000 for the year ended July 31, 2013 from $100,000 for the year ended July 31, 2012. This $451,000 increase was principally due to the $50,000 proceeds from the Promissory Notes described in Note 6 and $501,000 proceeds from the “Stock Purchase Agreement” in Note 7 to the accompanying audited consolidated financial statements.

Aggregate collections of royalty payments from SensorMedics were $16,000 and $172,000 for the years ended July 31, 2013 and 2012, respectively. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2013, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of July 31, 2013, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of July 31, 2013, the Company had payables due to Sing Lin of approximately $41,000.

At July 31, 2013, we had available federal and state net operating loss carryforwards of approximately $14.3 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years through 2033.

2013 Private Placement of Common Stock. On April 8, 2013, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with 12 investors (the “Investors”) pursuant to which the Investors agreed to purchase in a private placement an aggregate of 10,020,000 shares of the Company’s common stock, par value $0.01 (the “Shares”), at a price of $0.05 per share, for aggregate consideration of $501,000. Among the Investors purchasing Shares pursuant to the agreement were Dr. Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer and Frost Gamma Investments Trust (“Frost Gamma”), an entity controlled by Dr. Phillip Frost, one of the largest beneficial owners of the Company’s common stock. Dr. Hsiao purchased 2.0 million Shares and Frost Gamma purchased 2.0 million Shares.

2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Hsu Gamma Investments, LP, an entity controlled by our Chairman and Interim CEO (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2015 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2013, we had drawn an aggregate of $1,000,000 under the Credit Facility.

2011 Promissory Notes. On September 12, 2011, we entered into two Promissory Notes (“2011 Promissory Notes”) in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2015 (“Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, we entered into a Promissory Note (“2012 Promissory Note”) in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to the Promissory Notes Maturity Date. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2013 Promissory Note. On February 22, 2013, we entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “Hsiao Note”). The interest rate payable by the Company on the Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to the Promissory Notes Maturity Date. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

As of October 18, 2013, we had cash and cash equivalents of approximately $212,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond July 2014 without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2013 and 2012, and the related consolidated comprehensive statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses, cash outflows from operating activities, has an accumulated deficit and substantial purchase commitments that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrison, Brown Argiz & Farra, LLC

Morrison, Brown Argiz & Farra, LLC

Miami, Florida

October 29, 2013

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2013	July 31, 2012
ASSETS
Current assets
Cash	$296	$56
Royalties and other receivables, net	1	18
Inventories, net	462	499
Prepaid expenses, deposits, and other current assets	46	32

Total current assets	805	605

Tooling and equipment, net	5	11

Total assets	$810	$616

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Notes payable – Related party	–	1,000
Accounts payable and accrued expenses	754	616
Customer deposits	4	4

Total current liabilities	758	1,620

Long term liabilities
Notes payable – Related party	$1,150	$100
Notes payable – other	50	50

Total long term liabilities	1,200	150

Total liabilities	$1,958	$1,770

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share;
100 shares authorized, issued and outstanding as of July 31, 2013 and 2012, respectively; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share;
62,048 shares authorized, issued and outstanding as of July 31, 2013 and 2012, respectively; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized;
2,795 shares issued and outstanding as of July 31, 2013 and 2012, respectively; liquidation preference $4,193	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized;
78,942,423 and 68,922,423 shares issued and outstanding as of July 31, 2013 and 2012, respectively	789	689
Additional paid in capital	21,927	21,514
Accumulated deficit	(23,880)	(23,373)
Accumulated other comprehensive loss	(49)	(49)
Total shareholders' deficit	(1,148)	(1,154)
Total liabilities and shareholders' deficit	$810	$616

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS

Years ended July 31, 2013 and 2012

(In thousands, except per share data)

	2013	2012
Revenues
Product sales, net	$93	$78
Royalties	16	172

Total revenues	109	250

Operating costs and expenses

Cost of sales	41	25
Selling, general and administrative	444	599
Research and development	3	38

Total operating costs and expenses	488	662

Operating loss	(379)	(412)

Other expense
Interest expense, net	(128)	(115)
Other expense	–	(27)
Total other expense	(128)	(142)

Net loss	$(507)	$(554)

Other comprehensive income
Foreign currency translation adjustment	–	26

Comprehensive net loss	$(507)	$(528)

Net loss attributable to common shareholders and loss per common share:
Net loss	(507)	(554)

Net loss attributable to common shareholders	$(507)	$(554)

Weighted average number of common shares outstanding - basic and diluted	72,052	68,922

Basic and diluted loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2013 and 2012

(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2011	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,487	$(22,819)	$(75)	$(653)
Stock based compensation	–	–	–	–	–	–	–	–	27	–	–	$27
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	26	$26
Net loss	–	–	–	–	–	–	–	–	–	(554)	–	$(554)
Balance at July 31, 2012	100	$–	62,048	$62	2,795	$3	68,922,423	$689	$21,514	$(23,373)	$(49)	$(1,154)
Issuance of 10,020,000 shares of Common Stock par value $.01	–	–	–	–	–	–	10,020,000	100	401	–	–	$501
Stock based compensation	–	–	–	–	–	–	–	–	12	–	–	$12
Net loss	–	–	–	–	–	–	–	–	–	(507)	–	$(507)
Balance at July 31, 2013	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,927	$(23,880)	$(49)	$(1,148)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2013 and 2012

(Dollars in Thousands)

	2013	2012
Operating Activities
Net loss	$(507)	$(554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	17
Stock-based compensation expense	12	27
Allowance for doubtful accounts	–	1
Foreign currency transaction gain	–	29
Changes in operating assets and liabilities
Royalties and other receivables, net	17	49
Inventories, net	38	30
Prepaid expenses, deposits and other current assets	(14)	(1)
Accounts payable and accrued expenses	138	288
Customer deposits	–	4
Net cash used in operating activities	(311)	(110)

Financing Activities
Net proceeds from issuance of common stock	501	–
Net proceeds from issuance of notes payable	50	100
Net cash provided by financing activities	551	100
Effect of exchange rate changes on cash	–	2
Net increase (decrease) in cash	240	(8)
Cash, beginning of year	56	64
Cash, end of year	$296	$56

Supplemental Disclosure of Cash Flow Information:

Transfer of demo unit from long-lived assets to inventory	$1	–

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $0.5 million and $0.6 million, respectively, for the years ended July 31, 2013 and 2012, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $23.9 million as of July 31, 2013, and has purchase commitments at July 31, 2013 (see Note 10). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Absent any significant revenues from product sales, the Company will likely need to incur additional debt, equity financing or a strategic collaboration for the Company to continue its business activities, which are currently focused on the production, marketing and commercial sale of the Exer-Rest. Management intends to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

As further discussed in Note 10, the Company in 2010 terminated its agreement with Sing Lin. As of July 31, 2013, the Company has payables due to Sing Lin of approximately $41,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements for the years ended July 31, 2013 and 2012 include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accounts receivable, stock based compensation, warranty accrual and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Such items include input variables for stock based compensation, accounts receivable, warranty accrual and deferred taxes. Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $296,000 and $56,000 on deposit in such sweep accounts at July 31, 2013 and 2012, respectively.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2013 and 2012 primarily consisted of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2010 to 2013 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There was no advertising and promotional costs for the years ended July 31, 2013 and 2012.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred for the years ended July 31, 2013 and 2012, and management estimates that the Company’s accrued warranty expense at July 31, 2013 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

As of July 31, 2013, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of shareholders’ deficit and other comprehensive income. Foreign currency translation gain was $0 and $26,000 for the years ended July 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements.  In February 2013, the FASB issued an accounting standard update (“ASU”) which modifies disclosure requirements relating to amounts reclassified out of accumulated other comprehensive income. The update is effective prospectively for reporting periods beginning after December 15, 2012 with early application permitted. The Company does not believe the update will have a material impact on the consolidated financial statements.

3.	INVENTORIES

The Company’s inventory consists of the following (in thousands):

	July 31, 2013	July 31, 2012
Work-in-progress, including accessories and spare parts	$9	$7
Finished goods	453	492
Total inventories	$462	$499

The Company did not record any inventory valuation adjustment for the years ended July 31, 2013 and 2012.

4.	STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock based compensation expense of $12,000 and $27,000, respectively, for the years ended July 31, 2013 and 2012. All stock based compensation is included in the Company’s selling, general and administrative costs and expenses.

The Company’s 2000 Stock Option Plan, as amended (the “2000 Plan”), provides for the issuance of up to 2,000,000 shares of the Company’s common stock. The 2000 Plan allows the issuance of incentive stock options, stock appreciation rights and restricted stock awards. The exercise price of the options is determined by the compensation committee of the Company’s Board of Directors, but incentive stock options, if any, must be granted at an exercise price not less than the fair market value of the Company’s common stock as of the grant date or an exercise price of not less than 110% of the fair value for a 10% shareholder. Options expire up to ten years from the date of the grant and are exercisable according to the terms of the individual option agreements. The 2000 Plan has expired and no future grants can be made from the 2000 Plan; however, previously granted options will remain in force pursuant to the terms of the individual grants.

In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2013.

The Company did not grant any stock options for the years ended July 31, 2013 and 2012.

A summary of the Company’s stock option activity for the years ended July 31, 2013 and 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2011	1,841,250	$0.592
Options granted	0	$0.000
Options exercised	0	$0.000
Options forfeited	(560,000)	$0.637
Options outstanding, July 31, 2012	1,281,250	$0.573
Options granted	0	$0.000
Options exercised	0	$0.000
Options forfeited	(667,500)	$0.791
Options outstanding, July 31, 2013	613,750	$0.335	2.16	$0
Options expected to vest, July 31, 2013	611,857	$0.335	2.16	$0
Options exercisable, July 31, 2013	577,500	$0.329	2.07	$0

Of the 613,750 options outstanding at July 31, 2013, 453,750 were issued under the 2000 Plan and 160,000 were issued outside of shareholder approved plans. The options forfeited in the years ended July 31, 2013 and 2012 include both those granted under the 2000 Plan as well as those granted outside of the shareholder approved plans.

There were no options exercised for the year ended July 31, 2013 and 2012.

As of July 31, 2013, there was approximately $4,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 0.6 years.

5.	ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy.

Royalty income from the SensorMedics license amounted to $16,000 and $172,000 for the years ended July 31, 2013 and 2012, respectively. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. There were no royalties recognized from VivoMeterics for the years ended July 2013 and 2012. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license or from our existing license with SensorMedics.

6.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2015. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2013, the Company had drawn an aggregate of $1,000,000 under the Credit Facility. Credit Facility has restrictive covenants. The Company was in violation of one of the covenants as of July 31, 2013, however, a waiver was obtained from the issuers of the Credit Facility.

2011 Promissory Notes. On September 12, 2011, the Company entered into two Promissory Notes in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2015. The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2015. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2013 Promissory Note. On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “Hsiao Note”). The interest rate payable by the Company on the Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2015. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

At July 31, 2013, the Company was obligated under the above described Credit Facility and Promissory Notes to make future principal payments (excluding interest) as follows:

Year Ending July 31,

2015	1,200,000
$1,200,000

7.	SHAREHOLDERS' EQUITY

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

No preferred stock dividends have been declared as of July 31, 2013.

On April 8, 2013, the Company entered into the Stock Purchase Agreement with the Investors pursuant to which the Investors agreed to purchase in a private placement an aggregate of 10,020,000 shares of the Company’s common stock, par value $0.01 (the “Shares”), at a price of $0.05 per share, for aggregate consideration of $501,000. The $0.05 per share price was less than the market price, which was approximately $0.12 as of the date of the agreement. Among the Investors purchasing Shares pursuant to the agreement were Dr. Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer and Frost Gamma, an entity controlled by Dr. Phillip Frost, one of the largest beneficial owners of the Company’s common stock. Dr. Hsiao purchased 2.0 million Shares and Frost Gamma purchased 2.0 million Shares.

8.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2013 and 2012, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2013	July 31, 2012
Stock options	613,750	1,281,250
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000
Total	16,139,950	16,807,450

9.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The current rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, are approximately $5,000 per month and are currently on a month-to-month basis. For the years ended July 31, 2013 and 2012, the Company recorded rent expense related to the Miami lease of $54,000 and $54,000, respectively. At July 31, 2013 and 2012, approximately $46,000 and $25,000 in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, are approximately $5,000 per month for the first year and are currently on a month-to-month basis. The Company recorded $71,000 and $63,000 of rent expense related to the Hialeah lease for the years ended July 31, 2013 and 2012, respectively. At July 31, 2013 and 2012, approximately $62,000 and $27,000 in rent was payable.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were not advances under the Credit Facility for the years ended July 31, 2013 and 2012, respectively, and $1,000,000 was outstanding as of July 31, 2013 and 2012. The Company accrued interest expense related to the Credit Facility of approximately $110,000 and $104,000 for the year ended July 31, 2013 and 2012, respectively. A total of $366,000 in accumulated interest payable on the Credit Facility and promissory notes remained outstanding as of July 31, 2013.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors or former directors of SafeStitch Medical, Inc. (“SafeStitch”), a publicly-traded, developmental-stage medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (Formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and Tiger Media, Inc. (“Tiger Media”) (Formerly known as SearchMedia Holdings Limited), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also served as the Chief Financial Officer of SafeStitch until October 2, 2013. The Company’s Chief Financial Officer is a current employee of SafeStitch and supervises the accounting staffs of SafeStitch under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS and SafeStitch are shared. Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of SafeStitch and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $39,000 and $38,000 for the years ended July 31, 2013 and 2012, respectively. Aggregate accounts payable to SafeStitch totaled approximately $49,000 and $24,000 at July 31, 2013 and 2012, respectively.

On September 12, 2011, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock. The interest rate payable by NIMS on the Frost Gamma note is 11% per annum, payable on July 31, 2015 (the “Promissory Notes Maturity Date”). The Frost Gamma note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty

On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma Investments, L.P., an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao. The interest rate payable by NIMS on the Hsu Gamma note is 11% per annum, payable on the Promissory Notes Maturity Date. The Hsu Gamma note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

10.	COMMITMENTS

Leases.

The Company is under various operating lease agreements for office, warehouse and retail space that expired in 2012 and continue on a month to month basis. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under these operating leases amounted to $125,000 and $117,000 for the years ended July 31, 2013 and 2012, respectively.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2013, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2013, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2013, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2013, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 25, 2013 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

11.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consisted of the following at July 31, 2013 and 2012 (in thousands):

	Estimated Useful Life	July 31, 2013	July 31, 2012
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$89	$92
Website and software	3 years	26	26
		115	118
Less accumulated depreciation		(110)	(107)
Tooling and equipment, net		$5	$11

Depreciation expense was $5,000 and $17,000 for the years ended July 31, 2013 and 2012, respectively. Ten Exer-Rest AT3800 and AT4700 demonstration units are included in demo equipment at an aggregate cost of $30,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. In August 2012, the Company transferred an Exer-Rest unit with a net book value of $1,000 from long-lived assets to inventory.

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not impact the Company’s financial position, results of operations or cash flows for the years ended July 31, 2013 and 2012.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province of Canada. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2010 to 2013 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated comprehensive statements of operations are attributable to the following:

	July 31, 2013	July 31, 2012
Income tax benefit at the federal statutory rate	34.00%	34.00%
State and local income taxes, net of effect of federal taxes	7.75	2.80
Expiration of net operating losses	(38.55)	-
Other, net	2.17	(0.44)
Increase in valuation allowance	(5.37)	(36.36)
Provision for income tax	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2013	July 31, 2012
Federal and State net operating loss	$5,368	$5,159
Foreign net operating loss	18	204
Stock-based compensation and other	306	302
	5,692	5,665
Less: Valuation allowance	(5,692)	(5,665)
Net deferred tax asset	$–	$–

At July 31, 2013, the Company had available Federal and State net operating loss carry forwards of approximately $14.3 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years starting in 2019. Total Federal and State net operating loss carry forwards include approximately $2.0 million generated from the exercise of non-statutory stock options. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $5.7 million valuation allowance at July 31, 2013 was necessary. The increases in the valuation allowance for the years ended July 31, 2013 and 2012 were $27,000 and $225,000, respectively. Of the total increase in the valuation allowance for the years ended July 31, 2013 and 2012, approximately $0 and $0, respectively, was attributed to the exercise of non-statutory stock options.

The Company paid no income taxes in 2013 or 2012.

The following table reconciles the Company’s losses before income taxes by jurisdiction (in thousands):

	Year Ended July 31, 2013	Year Ended July 31, 2012
U.S.	$(514)	$(479)
Foreign	7	(75)
Total	$(507)	$(554)

13.	EMPLOYEE BENEFIT PLANS

Effective July 2008, the Non-Invasive Monitoring Systems 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. For the years ended July 31, 2013 and 2012, the Company recorded compensation expense related to matching contributions to the 401k Plan totaling approximately $1,000 and $4,000, respectively.

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

Major Customers. Approximately 32% and 7% of the Company’s revenues for the year ended July 31, 2013 and 2012, respectively, resulted from sales to authorized distributors outside of the United States. Sales to foreign distributors generally require prepayment by such distributors or letter of credit guarantees in respect of payments by such distributors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the period ended July 31, 2013, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2013, our internal control over financial reporting was effective.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	66
Marvin A. Sackner, M.D.	81
Taffy Gould	71
Morton J. Robinson, M.D.	81
Steven D. Rubin	53
Subbarao V. Uppaluri, Ph.D.	64

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a Director and Chairman of the Board of Directors (the “Board”) of the Company since October 2008 and as Interim Chief Executive Officer since February 2012. Dr. Hsiao has served since May 2007 as Vice-Chairman of the board and Chief Technical Officer of OPKO Health, Inc. (“OPKO”), a specialty healthcare company. Dr. Hsiao also serves on the Board of Directors of medical device developer, SafeStitch Medical, Inc. (“SafeStitch”), a position she has held since September 2007. Dr. Hsiao also serves on the Board of Directors of Neovasc, Inc. a developer of vascular devices (“Neovasc”) and until September 2013 served on the Board of Directors PROLOR Biotech, Inc. (“PROLOR Biotech”), a developmental stage biopharmaceutical company. Dr. Hsiao is a member of The Frost Group, LLC (“The Frost Group”), a private investment firm. Dr. Hsiao previously served on the board of directors of IVAX and the board of directors of Ivax Diagnostics, Inc., a medical device company, Protalix Bio Therapeutics, Inc. and Sorrento Therapeutics, Inc., a development stage biopharmaceutical company.

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

Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President-Administration and as a director of OPKO since March 2007. He is also a member of The Frost Group. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of PROLOR Biotech, Kidville, Inc. (“Kidville”), which operates upscale learning and play facilities for newborns through five-year children and their families, Tiger Media, Inc. (“Tiger Media”), a multi-platform media company based in China, Tiger X Medical, Inc. (“Tiger X”), a former medical device company, Neovasc and Castle Brands, Inc., developer and marketer of premium brand spirits. Mr. Rubin previously served as a director of Ideation Acquisition Corp from 2007 until 2009 and as a Director of SafeStitch from September 2007 to September 2013. Mr. Rubin previously served on the board of directors of Dreams, Inc., a vertically-integrated sports licensing and products company.

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

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	66	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	46	Chief Financial Officer and Treasurer

Each of our officers serves until the earlier of her or his resignation, removal by the Board or death.

Biographical information for Jane H. Hsiao is set forth above.

James J. Martin. Mr. Martin, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller.  From January 2011 to October 2, 2013, Mr. Martin served as Chief Financial Officer of SafeStitch.  From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero Pharmaceuticals, Inc. (“Aero”). Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami.  From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. Mr. Martin previously has served as Vice President of Finance of Aero, a privately held pharmaceutical distributor.

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to Fiscal 2013, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.

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

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2013 and 2012 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2013	–	–	–	–	–
	2012	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company.

Outstanding Equity Awards as of July 31, 2013

The following table sets forth information with respect to outstanding option awards as of July 31, 2013 for our named executive officers. We did not grant any stock awards in Fiscal 2013.

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

We did not grant any stock awards in the year ended July 31, 2013. As of July 31, 2013, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	45,000
Marvin Sackner, M.D.	140,000
Taffy Gould	35,000
Morton J. Robinson, M.D.	35,000
Steven D. Rubin	35,000
Subbarao V. Uppaluri, Ph.D.	35,000

Director Compensation

For the year ended July 31, 2013, our Directors did not receive any compensation for their respective service on our Board or any committee thereof, other than Dr. Sackner who received certain compensation while he served as CEO and President.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 11, 2013 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)	No. of Shares Beneficially Owned(2)	Percent of Class (4)	No. of Shares Beneficially Owned(2)	Percent of Class (5)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (6)	16,265,000	19.2%	–	*	1,164	41.6%
Marvin A. Sackner, M.D., Director (7)	3,065,207	3.8%	36,856	59.4%	50	1.8%
Taffy Gould, Director (8)	1,576,998	2.0%	–	*	50	1.8%
Morton Robinson, M.D., Director (9)	1,055,320	1.3%	1,073	1.7%	–	*
Steven D. Rubin, Director	135,000	*	–	*	–	*
Subbarao V. Uppaluri, Ph.D., Director	35,000	*	–	*	–	*
All Directors and Executive Officers as a group (6 Persons) (10)	22,132,525	25.6%	37,929	61.1%	1,264	45.2%
Phillip Frost, M.D. (11)	21,348,125	25.0%	525	*	1,267	45.3%
Frost Gamma Investments Trust (12)	21,347,500	25.0%	500	*	1,267	45.3%
Hsu Gamma Investments, L.P. (13)	3,670,000	4.4%	–	*	734	26.3%

*	Less than 1%
(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.
(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2013 upon exercise of option and warrants, or through the conversion of convertible preferred stock.
(3)	Based on 78,942,423 shares of common stock issued and outstanding as of July 31, 2013. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock..
(4)	Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of July 31, 2013. Each share of Series C Convertible Preferred Stock converts into 25 shares of common stock upon payment of a $4.20 per share of common stock conversion premium. Holders of Series C Convertible Stock are entitled to one vote for each share of Series C Convertible Stock.
(5)	Based on 2,795 shares of Series D Convertible Preferred Stock issued and outstanding as of July 31, 2013. Each share of Series D Convertible Preferred Stock converts into 5,000 shares of common stock. Holders of Series D Convertible Stock are entitled to one vote for each share of Series D Convertible Stock.
(6)	Common stock holdings include 2,150,000 shares of common stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock held by the Chin Hsiung Hsiao Family Trust A, and 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock held by Hsu Gamma Investments, L.P. Dr. Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(7)	Common stock holdings include options to purchase 121,250 shares of common stock, 6,629 shares of common stock held by Dr. Sackner’s spouse, 895,774 shares of common stock which may be acquired upon conversion of 35,831 shares of Series C Convertible Preferred Stock, 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock and 25,625 shares of common stock which may be acquired by Dr. Sackner’s spouse upon conversion of 1,025 shares of Series C Convertible Preferred Stock.
(8)	Common stock holdings include options to purchase 35,000 shares of common stock and 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee and sole beneficiary and over which she has power to revoke. Does not include shares of common stock and options to purchase common stock held by family members.
(9)	Includes options to purchase 35,000 shares of common stock, 186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of common stock which may be acquired upon conversion of 1,073 shares of Series C Convertible Preferred Stock.
(10)	Common stock holdings include options to purchase 306,250 shares of common stock, 948,228 shares of common stock which may be acquired upon conversion of 37,929 Series C Convertible Preferred Stock and 6,320,000 shares of common stock which may be acquired upon conversion of 1,264 shares of Series D Convertible Preferred Stock.
(11)	Common stock holdings include 625 shares of common stock that may be acquired upon conversion of 25 shares of Series C Convertible Preferred Stock. Common stock and Preferred Stock holdings include beneficial ownership of shares held by Frost Gamma Investments Trust (See Note 12).
(12)	Common stock holdings include 12,500 shares of common stock that may be acquired upon conversion of 500 shares of Series C Convertible Preferred Stock and 6,335,000 shares of common stock that may be acquired upon conversion of 1,267 shares of Series D Convertible Preferred Stock. Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
(13)	Common stock holdings include 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock. Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. Our previous 2000 Stock Option Plan (the “2000 Plan”) reserved a total of 2,000,000 shares of our common stock for issuance, also subject to adjustment for stock splits or any stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2013, no options have been granted under the 2011 Plan and options to purchase 453,750 shares of common stock have been granted under the 2000 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	453,750	$0.38	4,000,000
Equity compensation plans not approved by security holders(2)	160,000	$0.20	–

Total	613,750	$0.34	4,000,000

(1)	Non-Invasive Monitoring Systems, Inc. 2000 and 2011 Stock Option Plans. The balance of outstanding options granted under the 2000 Plan was 453,750. The 2000 Plan has expired and no future grants can be made from the 2000 Plan. The 2011 Plan authorizes up to 4,000,000 shares of our common stock. No options have been granted under the 2011 Stock Option Plan.

(2)	The approximately 160,000 outstanding options that were not granted under shareholder approved plans consist of standalone grants made by the Board of Directors on five separate occasions, which were not part of formal equity compensation plans. In each case, the features of the grant are fully-encompassed in the grant documents. In all five grants, the only features that differ materially from grants under the 2000 Plan are as follows: (a) the options are transferable; and (b) Compensation Committee approval is not required for the holder to elect a “cashless exercise.” The material terms of these grants are as follows:

Grant Date	Exercise Price	Expiration Date	# Options Outstanding as of July 31, 2013
May 10, 2004	$0.20	May 10, 2014	160,000

In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our principal corporate office is located at 4400 Biscayne Blvd., Suite 180, Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of our common stock. We currently lease approximately 1,800 square feet under the lease agreement, which has a five-year term that began on January 1, 2008. The lease required annual rent of approximately $56,000, and increased by approximately 4.5% per year. The lease expired on December 31, 2012 and we have been renting on a month-to-month basis.

We also lease approximately 5,200 square feet of warehouse space in Hialeah, Florida from a company jointly controlled by Dr. Frost and Dr. Hsiao, our Chairman of the Board. The warehouse lease, which had a three-year term that began on February 1, 2009, required annual rent of approximately $58,000, which increased by approximately 3.5% per year. The lease expired on January 31, 2012 and we have been renting on a month-to-month basis.

Dr. Frost, Dr. Hsiao, Mr. Rubin and Dr. Uppaluri are each significant shareholders, directors or former directors and/or officers of SafeStitch, Aero, Tiger X, Sorrento and Tiger Media. Our Chief Financial Officer also served as the Chief Financial Officer of SafeStitch from January 2011 to October 3, 2013 and remains an employee. He supervises the accounting staff of SafeStitch under a Board-approved cost sharing arrangement whereby the total salaries of the accounting staff of NIMS and SafeStitch are shared. Since December 2009, our Chief Legal Officer has served under a similar Board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of SafeStitch and Tiger X. In addition, from June 2011 through September 19, 2012, our Chief Legal Officer has served as Corporate Counsel for Sorrento. There is no written cost sharing arrangement between the companies. The shared employee costs are allocated to the participating companies based on an estimate of the time each employee is expected to spend in addressing each company’s requirements. The allocations are reviewed periodically and, if any adjustment to the allocation is warranted, such proposed adjustment is presented to the Audit Committee or Board of each company for approval prior to implementation. Under the cost sharing arrangement, certain accounting, finance and legal professionals make themselves available to the other parties to the arrangement. We recorded aggregate fees of $39,000 for the year ended July 31, 2013 for the sharing of costs under this arrangement with SafeStitch.

On March 31, 2010, we entered into a Note and Security Agreement with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate principal amount of $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2015. The interest rate payable by us on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Maturity Date or after an event of default. We are required to repay all amounts owing under the Credit Facility by the maturity date, and amounts outstanding are prepayable at any time. As of July 31, 2013, we had drawn an aggregate of $1.0 million under the Credit Facility.

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

On September 12, 2011, we entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma note and the unrelated third party note is 11% per annum, payable on the Promissory Notes Maturity Date. We may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

On May 30, 2012, we entered into a promissory note in the principal amount of $50,000 with Hsu Gamma Investments, L.P., an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao. The interest rate payable by NIMS on the Hsu Gamma note is 11% per annum, payable on the Promissory Notes Maturity Date. The Hsu Gamma note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

Fees and Services

The following table sets forth the total fees billed to us by MBAF for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2013 and 2012.

	2013	2012
Audit Fees	$67,500	$75,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	–	–
Total Fees	$67,500	$75,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2013 and 2012, 100% of the audit related services, tax services and all other services provided by MBAF for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 29, 2013	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 29, 2013
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Marvin A. Sackner, M.D	Director	October 29, 2013
Marvin A. Sackner, M.D

/s/ Taffy Gould	Director	October 29, 2013
Taffy Gould

/s/ Morton J. Robinson, M.D.	Director	October 29, 2013
Morton J. Robinson, M.D.

/s/ Steven D. Rubin	Director	October 29, 2013
Steven D. Rubin

/s/ Subbarao Uppaluri	Director	October 29, 2013
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 29, 2013
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March l 8, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19		Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20		Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22		Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23		2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

10.24		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated February 22, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 28, 2013).

10.25		Form of Stock Purchase Agreements dated as of April 8, 2013 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2013).

10.26		Fourth Amendment dated April 8, 2013 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 10, 2013).

10.27		First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.28		First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2013).

10.29		First Amendment dated July 31, 2013 to Promissory Note dated May 30, 2012 between the Company and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 6, 2013).

10.30		First Amendment dated July 31, 2013 to Promissory Note dated February 22, 2013 between the Company and Jane Hsiao (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 6, 2013).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith