Form 10-Q
period 2013-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2013-12-16
CIK 720762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or	(I.R.S. employer identification no.)
organization)

4400 Biscayne Blvd., Suite 180, Miami, Florida  33137
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

78,942,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 14, 2013.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31, 2013	July 31, 2013
	(Unaudited)
ASSETS
Current assets

Cash	$187	$296
Royalties and other receivables, net	1	1
Inventories, net	461	462
Prepaid expenses, deposits, and other current assets	33	46
Total current assets	682	805

Tooling and equipment, net	3	5

Total assets	$685	$810

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities

Accounts payable and accrued expenses	$746	$754
Customer deposits	4	4
Total current liabilities	750	758

Long term liabilities

Notes payable – Related party	$1,150	$1,150
Notes payable – other	50	50
Total long term liabilities	1,200	1,200

Total liabilities	$1,950	$1,958

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding, as of October 31, 2013 and July 31, 2013; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding, as of October 31, 2013 and July 31, 2013; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding as of October 31, 2013 and July 31, 2013; liquidation preference $4,193	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 78,942,423 shares issued and outstanding as of October 31, 2013 and July 31, 2013	789	789
Additional paid in capital	21,928	21,927
Accumulated deficit	(23,998)	(23,880)
Accumulated other comprehensive loss	(49)	(49)
Total shareholders' deficit	(1,265)	(1,148)
Total liabilities and shareholders' deficit	$685	$810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Unaudited
(In thousands, except per share amounts)

	Three months ended October 31,
	2013	2012
Revenues
Product sales, net	$–	$34
Royalties	1	15

Total revenues	1	49

Operating costs and expenses

Cost of sales	–	11
Selling, general and administrative	85	119
Research and development	1	4

Total operating costs and expenses	86	134

Operating loss	(85)	(85)

Other expense
Interest expense, net	(33)	(31)
Total other expense	(33)	(31)
Net loss	$(118)	$(116)

Comprehensive net loss	$(118)	$(116)

Net loss attributable to common shareholders	$(118)	$(116)

Weighted average number of common shares outstanding - basic and diluted	78,942	68,922

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited
For the three months ended October 31, 2013
(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2013	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,927	$(23,880)	$(49)	$(1,148)

Stock-based compensation	–	–	–	–	–	–	–	–	1	–	–	1
Net loss	–	–	–	–	–	–	–	–	–	(118)	–	(118)

Balance at October 31, 2013	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,928	$(23,998)	$(49)	$(1,265)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(Dollars in thousands)

  Three months ended October 31, 2013 and 2012

	2013	2012
Operating activities
Net loss	$(118)	$(116)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2	1
Stock-based compensation expense	1	4

Changes in operating assets and liabilities
Accounts and royalties receivable, net	–	9
Inventories, net	1	9
Prepaid expenses, deposits and other current assets	13	12
Accounts payable and accrued expenses	(8)	76
Net cash used in operating activities	(109)	(5)

Net decrease in cash	(109)	(5)
Cash, beginning of period	296	56
Cash, end of period	$187	$51

Supplemental Disclosure:
Non cash activities:
Transfer of tooling and equipment to inventory	$–	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2013

The following (a) condensed consolidated balance sheet as of July 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2013, and results of operations and cash flows for the interim periods ended October 31, 2013 and 2012. The results of operations for the three months ended October 31, 2013, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2013. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2013.

1.         ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”), began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the human body’s surface. It has ceased to operate in this market and has licensed the rights to its technology. The Company now focuses on developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology. The Exer-Rest line of acceleration therapeutic platforms currently includes the Exer-Rest AT3800 and AT4700 models.

Business. The Company is developing and marketing its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology. The Exer-Rest line of acceleration therapeutic platforms currently includes the Exer-Rest AT3800 and AT4700 models.

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

The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $118,000 and $116,000 for the three month periods ended October 31, 2013 and 2012, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $24.0 million as of October 31, 2013, and has potential purchase obligations at October 31, 2013 (see note 10). The Company had $187,000 of cash at October 31, 2013 and negative working capital of approximately $68,000.

Absent any significant revenues from product sales, the Company will likely need to incur additional debt, equity financing or a strategic collaboration for the Company to continue its business activities.  Management intends to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

NON-INVASIVE MONITORING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2013

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accounts receivable, stock based compensation, warranty accrual and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Such items include input variables for stock based compensation, accounts receivable, warranty accrual and deferred taxes.  Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents.  The Company had approximately $187,000 and $296,000 on deposit in bank operating accounts at October 31, 2013 and July 31, 2013, respectively.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment.  Inventories at October 31, 2013 and July 31, 2013 primarily consisted of finished Exer-Rest units and accessories.  Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2013

Advertising Costs.  The Company expenses all costs of advertising and promotions as incurred.  There were no advertising and promotional costs incurred for the three months ended October 31, 2013 and 2012.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three months ended October 31, 2013 and 2012, and management estimates that the Company’s accrued warranty expense at October 31, 2013 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2013 and July 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments such as cash, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

As of October 31, 2013, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive loss. There was no foreign currency translation adjustments for the three months ended October 31, 2013 and 2012.

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

Recent Accounting Pronouncements.  In February 2013, the FASB issued an accounting standard update (“ASU”) which modifies disclosure requirements relating to amounts reclassified out of accumulated other comprehensive income. The update is effective prospectively for reporting periods beginning after December 15, 2012 with early application permitted. The Company does not believe the update will have a material impact on the condensed consolidated financial statements.

3.             INVENTORIES

The Company’s inventory consisted of the following at October 31, 2013 and July 31, 2013 (in thousands):

	October 31, 2013	July 31, 2013
Work-in-progress, spare parts and accessories	$9	$9
Finished goods	452	453
Total inventories	$461	$462

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2013

4.         STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $1,000 and $4,000, respectively, for the three months ended October 31, 2013 and 2012, respectively. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

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

In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of October 31, 2013.

The Company did not grant any stock options during the three months ended October 31, 2013 or 2012.

A summary of the Company’s stock option activity for the three months ended October 31, 2013 is as follows:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
		Exercise	contractual	intrinsic
	Shares	Price	term (years)	Value
Options outstanding, July 31, 2013	613,750	$0.335
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	(75,000)	$0.751
Options outstanding, October 31, 2013	538,750	$0.326	2.18	$0
Options expected to vest, October 31, 2013	536,857	$0.326	2.17	$0
Options exercisable, October 31, 2013	502,500	$0.319	2.09	$0

Of the 538,750 options outstanding at October 31, 2013, 378,750 were issued under the 2000 Plan and 160,000 were issued outside of shareholder approved plans. There were no options exercised during the three month periods ended October 31, 2013 and 2012. There were 75,000 and 522,500 options forfeited or expired during the three month periods ending October 31, 2013 and 2012, respectively.

As of October 31, 2013, there was $2,000 of unrecognized costs related to outstanding stock options. These costs are expected to be recognized over a weighted average period of 0.35 years.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2013

5.             ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy.

Royalty income from the SensorMedics license amounted to $1,000 and $15,000 for the three months ended October 31, 2013 and 2012, respectively. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. There were no royalties recognized from VivoMeterics for the three months ended October 31, 2013 and 2012. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license or from our existing license with SensorMedics.

6.             NOTES PAYABLE

2010 Credit Facility.  On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property.  The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2015 (the “Credit Facility Maturity Date”).  The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default.  All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time without premium or penalty.  As of October 31, 2013, the Company had drawn an aggregate of $1,000,000 under the Credit Facility.

2011 Promissory Notes.  On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2015 (the “Promissory Notes Maturity Date”).  The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”).   The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2015. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

At October 31, 2013, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2013

Year Ending October 31,

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

On April 8, 2013, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with 12 investors (the “Investors”) pursuant to which the Investors agreed to purchase in a private placement an aggregate of 10,020,000 shares of the Company’s common stock, par value $0.01 (the “Shares”), at a price of $0.05 per share, for aggregate consideration of $501,000. The $0.05 per share price was less than the market price, which was approximately $0.12 as of the date of the agreement. Among the Investors purchasing Shares pursuant to the agreement were Dr. Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer and Frost Gamma, an entity controlled by Dr. Phillip Frost, one of the largest beneficial owners of the Company’s common stock. Dr. Hsiao purchased 2.0 million Shares and Frost Gamma purchased 2.0 million Shares.

The Company did not issue any shares and no preferred stock dividends were declared for the three months ended October 31, 2013 and 2012.

8.             BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2013 and 2012, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2013	October 31, 2012
Stock options	538,750	758,750
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000
Total	16,064,950	16,284,950

9.             RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, are approximately $1,300 per month and are currently on a month-to-month basis. The Company recorded rent expense related to the Miami lease of approximately $4,000 and $13,000, respectively, for the three months ended October 31, 2013 and 2012.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, and are currently on a month-to-month basis. The Company recorded rent expense related to the Hialeah warehouse of approximately $11,000 and $16,000, respectively, for the three months ended October 31, 2013 and 2012.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility during the three months ended October 31, 2013. There was $1.0 million outstanding balance due, plus interest, on the Credit Facility as of October 31, 2013 and July 31, 2013 and there is no available balance remaining. The Credit Facility expires in July 31, 2015.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2013

On September 12, 2011, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock. The interest rate payable by NIMS on the Frost Gamma note is 11% per annum, payable on July 31, 2015.  The Frost Gamma note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao.   The interest rate payable by NIMS on the Hsu Gamma note is 11% per annum, payable on the Promissory Notes Maturity Date.  The Hsu Gamma note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

The Company incurred interest expense related to the Credit Facility of approximately $28,000 for the three months ended October 31, 2013 and 2012. The Company also incurred interest expense related to the promissory notes of approximately $5,000 and $3,000 for the three months ended October 31, 2013 and 2012, respectively. Approximately $399,000 and $366,000 of accrued interest remained outstanding at October 31, 2013 and July 31, 2013, respectively.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and Tiger Media, Inc. (“Tiger Media”) (formerly known as SearchMedia Holdings Limited), a publicly-traded media company operating primarily in China.  The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer is a current employee of TransEnterix and supervises the Miami based accounting staffs of TransEnterix under a board-approved cost sharing arrangement whereby the total salaries of the accounting staffs of NIMS and TransEnterix are shared.  Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of TransEnterix and Tiger X. The Company recorded to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $10,000, respectively, for the three months ended October 31, 2013, and 2012. Accounts payable to TransEnterix related to these arrangements totaled approximately $3,000 and $49,000 respectively, at October 31, 2013 and July 31, 2013.

10.           COMMITMENTS

Leases.

The Company is under various operating lease agreements for office and  warehouse space that expired in 2012 and continue on a month to month basis.  Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes.  Rental expense under these operating leases amounted to $15,000 and $29,000 for the three months ended October 31, 2013 and 2012, respectively.

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

October 31, 2013

Under the now-terminated Agreement, the Company also granted Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries.  Sing Lin agreed not to sell the Products outside its geographic areas in the Far East.

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product.  The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively.  These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments.  Through October 31, 2013, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date.  As of October 31, 2013, the Company has approximately $41,000 of payables due to Sing Lin.  As of October 31, 2013, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of October 31, 2013, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement.  The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of December 9, 2013 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

11.          LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at October 31 and July 31, 2013 (in thousands):

	Estimated	October 31,	July 31,
	Useful Life	2013	2013
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$89	$89
Website and software	3 years	26	26
		115	115
Less accumulated depreciation		(112)	(110)
Tooling and equipment, net		$3	$5

Depreciation expense was $2,000 and $1,000 during the three months ended October 31, 2013 and 2012, respectively. Ten Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $30,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. In August 2012, the Company transferred as Exer-Rest unit with a net book value of $1,000 from long-lived assets to inventory.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2015 or Promissory Notes due on July 31, 2015, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals; other factors described herein as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2013. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

The Exer-Rest AT is based upon the design and concept of the AT-101, but has the dimensions and appearance of a commercial extra long twin bed. The Exer-Rest AT, which was also manufactured by QTM until we stopped production in July 2009, weighs about half as much as the AT-101, has a much more efficient and less costly drive mechanism, has a much lower selling price than did the AT-101 and is designed such that the user can utilize and operate it without assistance. The wired hand held controller provides digital values for speed, travel and time, rather than analog values for speed and arbitrary force values as in the AT-101. Sales of the Exer-Rest AT began outside the United States in October 2007 and in the United States in February 2009. We discontinued manufacturing of the Exer-Rest AT in July 2009, and we no longer have any of these units available.

NON-INVASIVE MONITORING SYSTEMS, INC

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies. The Company’s accounting policy for loss contingencies complies with ASC 450-20-25-2. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2013. Actual results may differ from these estimates.

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

NON-INVASIVE MONITORING SYSTEMS, INC

Three months ended October 31, 2013 compared to three months ended October 31, 2012

Revenues. Total revenues decreased from $49,000 for the three months ended October 31, 2012, to $1,000 for the three months ended October 31, 2013. This $48,000 decrease resulted from a $14,000 decrease in royalty revenues and a $34,000 decrease in product sales. There were no Exer-Rest platform product sales during the three months ended October 31, 2013 primarily due to not having a sales team.

Royalties from SensorMedics decreased $14,000 to $1,000 for the three months ended October 31, 2013 from $15,000 for the three months ended October 31, 2012. This decrease was primarily a result of lower product sales. As discussed above, there can be no assurance that we will receive any future royalties from the assignment of our license with VivoMetrics.

Cost of Sales. Cost of sales for the three months ended October 31, 2013 and 2012 was $0 and $11,000, respectively. This $11,000 decrease was primarily related to no Exer-Rest units being sold during the three months ended October 31, 2013.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $85,000 for the three months ended October 31, 2013 from $119,000 for the three months ended October 31, 2012. This $34,000 decrease was primarily attributable to decreases in stock-based compensation expense, payroll expenses, depreciation expense, insurance expense, legal and audit related costs. SG&A costs and expenses include stock-based compensation expense, which totaled $1,000 for the three months ended October 31, 2013, as compared to $4,000 for the three months ended October 31, 2012.

Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased to $1,000 for the three months ended October 31, 2013 from $4,000 for the three months ended October 31, 2012, a decrease of $3,000. This was primarily due to less R&D activity associated with our Exer-Rest product.

 Total operating costs and expenses. Total operating costs and expenses decreased $48,000 to $86,000 from $134,000 for the three months ended October 31, 2013 and 2012, respectively. This decrease was primarily attributable to the lower SG&A and R&D costs and expenses discussed above.

Other expense. Other expense was $33,000 and $31,000 for the three months ended October 31, 2013 and 2012, respectively. The $2,000 increase was primarily related to an increase in interest expense resulting from the addition of interest bearing promissory notes entered into by the Company (see Note 6).

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and promissory notes. At October 31, 2013, we had approximately $187,000 of cash and negative working capital of approximately $68,000. We believe that the cash on hand at October 31, 2013 will not be sufficient to meet our anticipated cash requirements for operations over the next 12 months.

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

Net cash used in operating activities was $109,000 and $5,000 for three months ended October 31, 2013 and 2012, respectively. This $104,000 increase is primarily due to outstanding accounts payable in fiscal year 2012 that was paid in fiscal year 2013, reduction in royalty and other receivables and increased accrued interest associated with the Credit Facility and promissory notes.

No cash was used or provided by investing activities for three months ended October 31, 2013 and 2012.

No cash was used or provided by financing activities for the three months ended October 31, 2013 and 2012.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through October 31, 2013, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of October 31, 2013, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of October 31, 2013, the Company had payables due to Sing Lin of approximately $41,000.

NON-INVASIVE MONITORING SYSTEMS, INC

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

2010 Credit Facility.  On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim Chief Executive Officer, Jane H. Hsiao (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2015 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2013, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes.  On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2015 (the “Promissory Notes Maturity Date”).  The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”).   The interest rate payable by NIMS on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2015. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

As of December 9, 2013, the Company had cash and cash equivalents of approximately $144,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

NON-INVASIVE MONITORING SYSTEMS, INC

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

NON-INVASIVE MONITORING SYSTEMS, INC

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2013	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 16, 2013	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

