Form 10-Q
period 2014-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2014-06-13
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

78,942,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 10, 2014.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$91	$296
Royalties and other receivables, net	–	1
Inventories, net	460	462
Prepaid expenses, deposits, and other current assets	5	46
Total current assets	556	805

Tooling and equipment, net	$1	$5

Total assets	$557	$810

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$827	$754
Customer deposits	4	4
Total current liabilities	831	758

Long term liabilities
Notes payable – Related Party	$1,150	$1,150
Notes payable – Other	50	50
Total long term liabilities	1,200	1,200

Total liabilities	$2,031	$1,958

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,795 shares issued and outstanding; liquidation preference $4,193	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 78,942,423 shares issued and outstanding	789	789
Additional paid in capital	21,931	21,927
Accumulated deficit	(24,210)	(23,880)
Accumulated other comprehensive loss	(49)	(49)
Total shareholders' deficit	(1,474)	(1,148)
Total liabilities and shareholders' deficit	$557	$810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Revenues
Product sales, net	$–	$10	$–	$44
Royalties	–	–	1	16

Total revenues	–	10	1	60

Operating costs and expenses

Cost of sales	–	3	–	14
Selling, general and administrative	73	100	231	336
Research and development	–	(2)	1	2

Total operating costs and expenses	73	101	232	352

Operating loss	(73)	(91)	(231)	(292)

Interest expense, net	(32)	(32)	(99)	(95)

Net loss	$(105)	$(123)	$(330)	$(387)

Comprehensive net loss	$(105)	$(123)	$(330)	$(387)

Weighted average number of common shares outstanding - Basic and diluted	78,942	71,399	78,942	69,526

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the nine months ended April 30, 2014

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional	Accum-	Accumulated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid-in-	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2013	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,927	$(23,880)	(49)	$(1,148)
Stock-based compensation	–	–	–	–	–	–	–	–	4	–	–	4
Net loss	–	–	–	–	–	–	–	–	–	(330)	–	(330)
Balance at April 30, 2014	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,931	$(24,210)	$(49)	$(1,474)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Nine months ended April 30, 2014 and 2013

	2014	2013
Operating activities
Net Loss	$(330)	$(387)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4	4
Stock-based compensation expense	4	11

Changes in operating assets and liabilities
Royalties and other receivables, net	1	16
Inventories, net	2	13
Prepaid expenses, deposits and other current assets	41	28
Accounts payable and accrued expenses	73	136
Net cash used in operating activities	(205)	(179)

Financing activities

Issuance of common stock, net of offering costs	–	501
Net proceeds from issuance of notes payables	–	50
Net cash provided by financing activities	–	551

Net (decrease) increase in cash	(205)	372
Cash, beginning of period	296	56
Cash, end of period	$91	$428

Supplemental Disclosure:
Non cash activities:
Transfer of tooling and equipment to inventory	$–	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2014

The following (a) condensed consolidated balance sheet as of July 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2014, and results of operations and cash flows for the interim periods ended April 30, 2014 and 2013. The results of operations for the three and nine months ended April 30, 2014, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2013.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $330,000 and $387,000 for the nine month periods ended April 30, 2014 and 2013, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $24.2 million as of April 30, 2014, and has potential purchase obligations at April 30, 2014 (see note 10). The Company had $91,000 of cash at April 30, 2014 and negative working capital of approximately $275,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

April 30, 2014

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $91,000 and $296,000, on deposit in bank operating accounts at April 30, 2014 and July 31, 2013, respectively.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at April 30, 2014 and July 31, 2013 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

April 30, 2014

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

Advertising Costs.  The Company expenses all costs of advertising and promotions as incurred.  There were no advertising and promotional costs incurred for the three and nine months ended April 30, 2014 and 2013.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and nine months ended April 30, 2014 and 2013, and management estimates that the Company’s accrued warranty expense at April 30, 2014 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014 and July 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. As of April 30, 2014, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and accumulated other comprehensive loss. There were no foreign currency translation adjustments for the three and nine months ended April 30, 2014 and 2013.

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

3.	INVENTORIES

The Company’s inventory consisted of the following at April 30, 2014 and July 31, 2013 (in thousands):

	April 30, 2014	July 31, 2013
Work-in-progress, spare parts and accessories	$9	$9
Finished goods	451	453
Total inventories	$460	$462

Although it does not plan to do so, if the Company were to dispose of the inventory outside the course of normal business, the amount recovered by the Company could be substantially less than cost.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2014

4.	STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $1,000 and $4,000, respectively, for the three and nine months ended April 30, 2014, and $3,000 and $11,000 respectively, for the three and nine months ended April 30, 2013. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

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

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of April 30, 2014.

The Company did not grant any stock options during the nine months ended April 30, 2014 and 2013.

A summary of the Company’s stock option activity for the nine months ended April 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2013	613,750	$0.335
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	75,000	$0.400
Options outstanding, April 30, 2014	538,750	$0.326	1.68	$4,800
Options expected to vest, April 30, 2014	538,750	$0.326	1.68	$4,800
Options exercisable, April 30, 2014	538,750	$0.326	1.68	$4,800

Of the 538,750 options outstanding at April 30, 2014, 378,750 were issued under the 2000 Plan and 160,000 were issued outside of shareholder approved plans. There were no options exercised during the three and nine month period ended April 30, 2014 and 2013. There were 75,000 options forfeited during the nine month period ended April 30, 2014 and 627,500 forfeited during the nine month period ended April 30, 2013 as a result of employee terminations.

As of April 30, 2014, there were no unrecognized costs related to outstanding stock options.

5.	ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company received royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy. Royalty income from the SensorMedics license amounted to $0 and $1,000 for the three and nine months ended April 30, 2014, respectively, and $0 and $16,000 for the three and nine months ended April 30, 2013. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. There were no royalties recognized from VivoMeterics for the three and nine months ended April 30, 2014 and 2013. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2014

6.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (collectively, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2015 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2014, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

At April 30, 2014, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

Year Ending April 30,

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

April 30, 2014

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

The Company did not issue any shares for the three and nine months ended April 30, 2014. The Company did not declare any preferred stock dividends for the three and nine months ended April 30, 2014 and 2013.

8.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2014 and 2013, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2014	April 30, 2013
Stock options	538,750	653,750
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,975,000	13,975,000
Total	16,064,950	16,179,950

9.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008 and ended on December 31, 2012, were approximately $1,300 per month and are currently on a month-to-month basis. The Company recorded rent expense related to the Miami lease of approximately $4,000 and $11,000, respectively, for the three and nine months ended April 30, 2014, and approximately $14,000 and $42,000, respectively, for the three and nine months ended April 30, 2013.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, and are currently on a month-to-month basis. The Company recorded rent expense related to the Hialeah warehouse of approximately $17,000 and $45,000, respectively, for the three and nine months ended April 30, 2014 and approximately $17,000 and $49,000, respectively, for the three and nine months ended April 30, 2013.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2014

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility during the three and nine months ended April 30, 2014. There was $1.0 million outstanding balance due, plus interest, on the Credit Facility as of April 30, 2014 and July 31, 2013 and there is no available balance remaining. The Credit Facility expires in July 31, 2015.

On September 12, 2011, the Company entered into a Promissory Note in the principal amount of $50,000 with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (the “Frost Gamma Note”). The interest rate payable on the Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date of July 31, 2015. The Company may prepay the Frost Gamma Note without premium or penalty.

On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable on the Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date of July 31, 2015. The Company may prepay the HSU Gamma Note without premium or penalty.

On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “Hsiao Note”). The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date of July 31, 2015. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

The Company also incurred interest expense related to the Credit Facility of approximately $27,000 and $82,000 for the three and nine months ended April 30, 2014 and 2013, respectively. The Company also incurred interest expense related to the promissory notes of approximately $5,000 and $16,000 for the three and nine months ended April 30, 2014 and 2013, respectively. Approximately $465,000 and $366,000 of accrued interest remained outstanding for all debt at April 30, 2014 and July 31, 2013, respectively.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and Tiger Media, Inc. (“Tiger Media”) (formerly known as SearchMedia Holdings Limited), a publicly-traded media company operating primarily in China.  The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staffs of TransEnterix under a board-approved cost sharing arrangement whereby the total salaries of the Miami based accounting staffs of NIMS and TransEnterix are shared.  Since December 2009, the Company’s Chief Legal Officer has served under a similar board-approved cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of TransEnterix and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $27,000, respectively, for the three and nine months ended April 30, 2014, and $8,000 and $26,000, respectively, for the three and nine months ended April 30, 2013. Accounts payable to TransEnterix related to these arrangements totaled approximately $3,000 and $49,000 respectively, at April 30, 2014 and July 31, 2013.

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

April 30, 2014

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through April 30, 2014, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of April 30, 2014, the Company has approximately $41,000 of payables due to Sing Lin. As of April 30, 2014 and July 31, 2013, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of April 30, 2014, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of June 10, 2014, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

11.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, office equipment and computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at April 30, 2014 and July 31, 2013 (in thousands):

	Estimated Useful Life	April 30, 2014	July 31, 2013
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$89	$89
Website and software	3 years	26	26
		115	115
Less accumulated depreciation		(114)	(110)
Tooling and equipment, net		$1	$5

Depreciation expense was $1,000 and $2,000 during the three months ended April 30, 2014 and 2013, respectively, and was $4,000 and $4,000 during the nine months ended April 30, 2014 and 2013, respectively. Ten Exer-Rest® AT 3800 and AT 4700 demonstration units are included in furniture and fixtures at an aggregate cost of $30,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives.

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2014

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

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2014

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

Results of Operations

In January 2005, we began developing the Exer-Rest line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the original AT-101 platform. The Exer-Rest AT platform was first available for delivery to certain locations outside of the United States in October 2007. Our newest platforms, the Exer-Rest AT3800 and AT4700, which we developed under our former agreement with Sing Lin, became available for sale in October 2008. In January 2009, the Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our US and international sales activity with aggressive marketing and promotional pricing beginning in February 2009. We opened our first demonstration and therapy center in Toronto, Canada in April 2009; however, we closed that facility in January 2010 to focus our marketing and sales efforts on healthcare providers as well as individuals. We continue to offer the Exer-Rest to hospitals, cardiac rehabilitation clinics, chiropractic and physical therapy centers, senior living communities and other healthcare providers, as well as to their patients, professional athletes and other individuals.

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2014

Three and Nine months ended April 30, 2014 Compared to Three and Nine months Ended April 30, 2013

Revenue. There was no revenue for the three months ended April 30, 2014, as compared to $10,000 for the three months ended April 30, 2013. The $10,000 decrease was primarily due to lack of product sales as a result of not having a sales staff. Total revenue was $1,000 for the nine months ended April 30, 2014, as compared to $60,000 for the nine months ended April 30, 2013. The $59,000 decrease was a result of a $44,000 decrease in product sales due to not having a sales staff and a $15,000 decrease in royalty revenue as SensorMedics sold off its remaining inventory of licensed product (see Note 5).

There was no royalty revenue from SensorMedics for the three months ended April 30, 2014 and 2013. The royalty revenue was $1,000 for the nine months ended April 30, 2014, as compared to $16,000 for the nine months ended April 30, 2013. The $15,000 decrease for the nine month periods was attributable to a decrease in licensed product sales. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. In addition, there can be no assurance that we will receive any future royalties from the approved assignment of our license with VivoMetrics (see Note 5).

Cost of Sales. Cost of sales was $0 for the three months ended April 30, 2014, as compared to $3,000 for the three months ended April 30, 2013. This $3,000 decrease was directly attributable to no unit sales during the three months ended April 30, 2014. Cost of sales for the nine months ended April 30, 2014 was $0, as compared to $14,000 for the nine months ended April 30, 2013. The $14,000 decrease was attributable to no unit sales over the nine month period.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were $73,000 for the three months ended April 30, 2014, as compared to $100,000 for the three months ended April 30, 2013 and SG&A costs and expenses were $231,000 for the nine months ended April 30, 2014, as compared to $336,000 for the nine months ended April 30, 2013. These $27,000 and $105,000 decreases for the three and nine month periods were primarily attributable to decreases in stock-based compensation expense, payroll expenses, depreciation expense, legal and patent fees, and accounting and legal costs attributable to our shared services arrangement with certain affiliated companies as a result of minimizing our sales and marketing efforts.

Research and development costs and expenses. Research and development costs and expenses (“R&D”) were $0 for the three months ended April 30, 2014, as compared to ($2,000) for the three months ended April 30, 2013. The ($2,000) for the three months ended April 30, 2013 was a result of a canceled professional service which the Company was reimbursed. R&D costs and expenses for the nine months ended April 30, 2014 was $1,000, as compared to $2,000 for the nine months ended April 30, 2013. This $1,000 decrease was primarily attributable to a decrease in professional regulatory fees and costs associated with Exer-Rest units used in research to gather clinical data.

Total operating costs and expenses. Total operating costs and expenses were $73,000 for the three months ended April 30, 2014, as compared to $101,000 for the three months ended April 30, 2013 and total operating costs and expenses were $232,000 for the nine months ended April 30, 2014, as compared to $352,000 for the nine months ended April 30, 2013. These $28,000 and $120,000 decreases for the three and nine month periods were primarily attributable to the lower SG&A and R&D costs and expenses discussed above.

Interest expense, net. Net interest expense was $32,000 for the three months ended April 30, 2014 and 2013 and net interest expense was $99,000 for the nine months ended April 30, 2014, as compared to $95,000 for the nine months ended April 30, 2013. The $4,000 increase for the nine month period was related to balances outstanding under the Note and Security Agreement and Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At April 30, 2014, we had approximately $91,000 of cash and negative working capital of approximately $275,000. We believe that the cash on hand at April 30, 2014 is not sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months.

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

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2014

Net cash used in operating activities was $205,000 and $179,000 for nine months ended April 30, 2014 and 2013, respectively. This $26,000 increase was principally due payments of outstanding accounts payable for the nine months ended April 30, 2014, as compared to the nine months ended April 30, 2013.

No cash was used or provided by investing activities for the nine months ended April 30, 2014 and 2013.

No cash was provided by financing activities for the nine months ended April 30, 2014. Net cash provided by financing activities was $551,000 for the nine months ended April 30, 2013, from the $50,000 proceeds from the Promissory Notes described in Note 6 and $501,000 proceeds from the “Stock Purchase Agreement” in Note 7 to the accompanying unaudited condensed consolidated financial statements.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through April 30, 2014, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of April 30, 2014, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. As of June 10, 2014, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of April 30, 2014, the Company had payables due to Sing Lin of approximately $41,000.

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

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2015 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2014, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

April 30, 2014

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

As of June 10, 2014, the Company had cash and cash equivalents of approximately $90,000, and did not have any further funding available under the Credit Facility. Furthermore, the Maturity Date of the Credit Facility is July 31, 2015 and the Company currently does not have sufficient funds to repay the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2014

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2014

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2014	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: June 13, 2014	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

