Form 10-Q
period 2015-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2015-03-17
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

79,007,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of March 7, 2015.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$1	$21
Inventories, net	455	455
Prepaid expenses, deposits, and other current assets	24	49
Total current assets	480	525

Tooling and equipment, net	–	1

Total assets	$480	$526

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1034	$909
Customer deposits	4	4
Notes payable – Related Party	1,200	1,150
Notes payable – Other	50	50
Total current liabilities	2,288	2,113

Total liabilities	$2,288	$2,113

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 and 2,795 shares issued and outstanding, respectively; liquidation preference $4,193	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 and 78,942,423 shares issued and outstanding, respectively.	790	789
Additional paid in capital	21,930	21,931
Accumulated deficit	(24,545)	(24,323)
Accumulated other comprehensive loss	(48)	(49)
Total shareholders' deficit	(1,808)	(1,587)
Total liabilities and shareholders' deficit	$480	$526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Revenues
Product sales, net	$–	$–	$–	$–
Royalties	–	–	–	1

Total revenues	–	–	–	1

Operating costs and expenses

Cost of sales	–	–	–	–
Selling, general and administrative	82	73	153	158
Research and development	–	–	–	1

Total operating costs and expenses	82	73	153	159

Operating loss	(82)	(73)	(153)	(158)

Interest expense, net	(35)	(33)	(69)	(66)

Net loss	$(117)	$(106)	$(222)	$(224)

Other Comprehensive Income Currency translation adjustment	1	–	1	–

Comprehensive net loss	(116)	(106)	(221)	(224)

Weighted average number of common shares outstanding - Basic and diluted	78,976	78,942	78,976	78,942

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the six months ended January 31, 2015

(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumu-lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2014	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,931	$(24,323)	(49)	$(1,587)

Conversion of Preferred Stock to Common Stock	–	–	–	–	(13)	–	65,000	1	(1)	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	1	1
Net Loss	–	–	–	–	–	–	–	–	–	(222)	–	(222)

Balance at January 31, 2015	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(24,545)	(48)	$(1,808)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Six months ended January 31, 2015 and 2014

	2015	2014
Operating activities
Net loss	$(222)	$(224)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1	3
Stock-based compensation expense	–	3

Changes in operating assets and liabilities
Royalties and other receivable, net	–	1
Inventories, net	–	1
Prepaid expenses, deposits and other current assets	26	28
Accounts payable and accrued expenses	125	31
Net cash used in operating activities	(70)	(157)

Financing activities
Proceeds from note payable – related party	50	–
Net provided by financing activities	50	–

Net decrease in cash	(20)	(157)
Cash, beginning of period	21	296
Cash, end of period	$1	$139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015

The following (a) condensed consolidated balance sheet as of January 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2015 and results of operations and cash flows for the interim periods ended January 31, 2015 and 2014. The results of operations for the three and six months ended January 31, 2015 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2014.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of approximately $222,000 and $224,000 for the six month periods ending January 31, 2015 and 2014, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $24.5 million as of January 31, 2015, and has potential purchase obligations at January 31, 2015 (see note 10). The Company had $1,000 of cash at January 31, 2015 and negative working capital of approximately $1,808,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

January 31, 2015

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $1,000 and $21,000, on deposit in bank operating accounts at January 31, 2015 and July 31, 2014, respectively.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at January 31, 2015 and July 31, 2014 primarily consist of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

January 31, 2015

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

Advertising Costs.  The Company expenses all costs of advertising and promotions as incurred.  There were no advertising and promotional costs incurred for the three and six months ended January 31, 2015 and 2014.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and six months ended January 31, 2015 and 2014, and management estimates that the Company’s accrued warranty expense at January 31, 2015 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015 and July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. As of January 31, 2015, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

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

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board issued an accounting standard update which affects the revenue recognition of entities that enter into either (1) certain contracts to transfer goods or services to customers or (2) certain contracts for the transfer of nonfinancial assets. The update indicates an entity should recognize revenue in an amount that reflects the consideration the entity expects to be entitled to in exchange for the goods or services transferred by the entity. The update is to be applied to the beginning of the year of implementation or retrospectively and is effective for annual periods beginning after December 15, 2016 and in interim periods in that reporting period. Early application is not permitted. The Company is currently evaluating the effect the update will have on its financial statement

3.	INVENTORIES

The Company’s inventory consisted of the following at January 31, 2015 (unaudited) and July 31, 2014 (in thousands):

	January 31, 2015	July 31, 2014
Work-in-progress, spare parts and accessories	$9	$9
Finished goods	446	446
Total inventories	$455	$455

NON-INVASIVE MONITORING SYSTEMS, INC

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015

Although it does not plan to do so, if the Company were to dispose of the inventory outside the course of normal business, the amount recovered by the Company could be substantially less than cost.

4.	STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $0, for the three and six months ended January 31, 2015 and $2,000 and $3,000, respectively, for the three and six months ended January 31, 2014. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

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

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU), performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of January 31, 2015.

The Company did not grant any stock options during the three and six months ended January 31, 2015 and 2014.

A summary of the Company’s stock option activity for the six months ended January 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2014	378,750	$0.380
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	-	n/a
Options outstanding, January 31, 2015	378,750	$0.380	1.63	-
Options expected to vest, January 31, 2015	378,750	$0.380	1.63	-
Options exercisable, January 31 , 2015	378,750	$0.380	1.63	-

Of the 378,750 options outstanding at January 31, 2015, 378,750 were issued under the 2000 Plan and none were issued outside of shareholder approved plans. There were no options exercised during the six month period ended January 31, 2015 and 2014. There were no options forfeited or expired during the three and six months ended January 31, 2015, 75,000 options expired during the six month period ended January 31, 2014.

As of January 31, 2015, there was no unrecognized costs related to outstanding stock options.

NON-INVASIVE MONITORING SYSTEMS, INC

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015

5.	ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy. Royalty income from the SensorMedics license amounted to $0 for the three and six months ended January 31, 2015, and $0 and $1,000 for the three and six months ended January 31, 2014. There were no royalties recognized from VivoMetrics for the three and six months ended January 31, 2015 and 2014. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

6.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2015 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2015, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

2015 Promissory Note. On February 2, 2015, the Company entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, NIMS' Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2015. The 2015 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

NON-INVASIVE MONITORING SYSTEMS, INC

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015

At January 31, 2015, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

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

The Company issued 65,000 shares of the Company’s common stock for the conversion of 13 shares Series D Preferred Stock during the six months ended January 31, 2015 and did not issue any shares of the Company’s common stock for the six months ended January 31, 2014. No preferred stock dividends were declared for the three and six months ended January 31, 2015 and 2014.

8.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended January 31, 2015 and 2014, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

NON-INVASIVE MONITORING SYSTEMS, INC

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015

Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2015	January 31, 2014
Stock options	378,750	538,750
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,975,000
Total	15,839,950	16,064,950

9.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The current rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, are approximately $1,250 per month and are currently on a month-to-month basis. The Company recorded rent expense related to the Miami lease of approximately $4,000 and $8,000 respectively, for the three and six months ended January 31, 2015 and 2014

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, then continued on a month-to-month basis. As further described in Note 10, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company recorded rent expense related to the Hialeah warehouse of approximately $6,000 for the three and six months ended January 31, 2015 and $16,000 and $28,000, respectively, for the three and six months ended January 31, 2014.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility during the three and six months ended January 31, 2015. There was $1.0 million outstanding balance due, plus interest, on the Credit Facility as of January 31, 2015 and July 31, 2014 and there is no available balance remaining. The Credit Facility expires in July 31, 2015.

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

The Company incurred interest expense related to the Credit Facility of approximately $28,000 and $55,000 for the three and six months ended January 31, 2015 and 2014. The Company also incurred interest expense related to the promissory notes of approximately $7,000 and $13,000 for the three and six months ended January 31, 2015 and $5,000 and $14,000 for the three and six months ended January 31, 2014. Approximately $567,000 and $498,000 of accrued interest remained outstanding at January 31, 2014 and July 31, 2013, respectively.

NON-INVASIVE MONITORING SYSTEMS, INC

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each significant stockholders, officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and Tiger Media, Inc. (“Tiger Media”) (formerly known as SearchMedia Holdings Limited), a publicly-traded media company operating primarily in China. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staffs of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staffs of NIMS and TransEnterix were shared.  Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of Tiger Media and as the Chief Legal Officer of each of TransEnterix and Tiger X. The Company recorded to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $18,000, respectively, for the three and six months ended January 31, 2015, and $9,000 and $18,000, respectively, for the three and six months ended January 31, 2014. Accounts payable to TransEnterix related to these arrangements totaled approximately $7,000 and $3,000 at January 31, 2015 and July 31, 2014.

10.	COMMITMENTS AND CONTINGENCIES

Leases.

The Company is under an operating lease agreement for office space that expired in 2012 and continues on a month to month basis. The Company is also under an operating lease agreement for warehouse space that runs through September 2015 and requires for the payment of taxes, insurance and utilities.

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted $15,000 and $30,000 for the three and six months ended January 31, 2015 and $20,000 and $36,000 for the three and six months ended January 31, 2014

Product Development and Supply Agreement.

On September 4, 2007, the Company entered into a Product Development and Supply Agreement (the “Agreement”) with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan ("Sing Lin"). Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the next generation Exer-Rest and related devices. The Agreement commenced as of September 3, 2007 and had a term that extended three years from the acceptance by NIMS of the first run of production units. Thereafter, the Agreement automatically renewed for successive one year terms unless either party sent the other a notice of non-renewal. Either party was permitted to terminate the Agreement with ninety days prior written notice. Upon termination, each party’s obligations under the Agreement were to be limited to obligations related to confirm orders placed prior to the termination date.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through January 31, 2015, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of January 31, 2015, the Company has approximately $41,000 of payables due to Sing Lin. As of January 31, 2015, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

NON-INVASIVE MONITORING SYSTEMS, INC

Notes to Condensed Consolidated Financial Statements (unaudited)

January 31, 2015

As of January 31, 2015, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of the date of the issuance of these financial statements Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

11.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at January 31, 2015 and July 31, 2014 (in thousands):

	Estimated Useful Life	January 31, 2015	July 31, 2014
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	85	85
Website and software	3 years	26	26
		111	111
Less accumulated depreciation		(111)	(110)
Tooling and equipment, net		$–	$1

Depreciation expense was $0 and $1,000 during the three and six months ended January 31, 2015, respectively, and $1,000 and $3,000 for the three and six months ended January 31, 2014, respectively. Nine Exer-Rest AT3800 and AT4700 demonstration units are included in furniture and fixtures at an aggregate cost of $26,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. In June 2014, the Company transferred an Exer-Rest unit with a net book value of $0 from long-lived assets to inventory.

12.	SUBSEQUENT EVENTS

On February 2, 2015, The Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer The interest rate payable by the Company is 11% per annum, payable on the maturity date of July 31, 2015. This promissory note may be prepaid in advance of the maturity date without penalty.

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

Three and six months ended January 31, 2015 compared to three and six months ended January 31, 2014

Revenues. Total revenue was $0 for the three months ended January 31, 2015 and 2014. Total revenue for the six months ended January 31, 2015 was $0, as compared to $1,000 for the six months ended January 31, 2014. This $1,000 decrease resulted from a $1,000 decrease in royalty revenues.

Royalty revenue from SensorMedics was $0 for the three and six months ended January 31, 2015, respectively, and was $0 and $1,000 for the three and six months ended January 31, 2014, respectively. The $1,000 decrease for the six month period is primarily a result of reduced product sales as result of SensorMedics discontinuing licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. In addition, as discussed above, there can be no assurance that we will receive any future royalties from the assignment of our license with VivoMetrics.

Cost of Sales. Cost of sales was $0 for the three and six months ended January 31, 2015 and 2014.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses increased to $82,000 for the three months ended January 31, 2015 from $73,000 for the three months ended January 31, 2014. This $9,000 increase is due primarily to cost associated with transporting remaining inventory to a new warehouse location. Selling, general and administrative costs and expenses decreased to $153,000 from $158,000, respectfully, for the six months ended January 31, 2015 and 2014. This $5,000 decreases was primarily attributable to decreases in stock-based compensation expense, payroll expenses and depreciation expense. SG&A costs and expenses include stock-based compensation expense, which totaled $0 for the three and six months ended January 31, 2015, as compared to $2,000 and $3,000 for the three and six months ended January 31, 2014.

Research and development costs and expenses. Research and development (“R&D”) costs and expenses decreased to $0 for the three and six months ended January 31, 2015, from $0 and $1,000, respectively, for the three and six months ended January 31, 2014. The $1,000 decreases was primarily attributable to less R&D activity associated with our Exer-Rest product.

Total operating costs and expenses. Total operating costs and expenses increased to $82,000 from $73,000, respectively, for the three months ended January 31, 2015 and 2014. Total operating costs and expenses decreased to $153,000 from $159,000, respectively, for the six months ended January 31, 2015 and 2014. The $9,000 increase and $5,000 decreases were primarily attributable to the SG&A and R&D costs discussed above.

Other expense. Other expense was $35,000 and $69,000 for the three and six months ended January 31, 2015, respectfully, and $33,000 and $66,000 for the three and six months ended January 31, 2014 respectively. The $2,000 and $3,000 increases were primarily related to an increase in interest expense resulting from the addition of interest bearing promissory notes entered into by the Company (see Note 6).

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At January 31, 2015, we had approximately $1,000 of cash and negative working capital of approximately $1,808,000. We believe that the cash on hand at January 31, 2015 and in addition the $50,000 received on February 2, 2015 (See Note 12), will not be sufficient to meet our anticipated cash requirements for operations over the next 12 months.

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

Net cash used in operating activities was $70,000 and $157,000 for six months ended January 31, 2015 and 2014, respectively. This $87,000 decrease is primarily due to an increase in outstanding accounts payable and accrued expenses.

No cash was used or provided by investing activities for the six months ended January 31, 2015 and 2014.

Net cash provided by financing activities $50,000 and $0 for the six months ended January 31, 2015 and 2014, respectfully. The $50,000 increase was a result of the related party promissory note entered into in September 2014 (see Note 9).

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through January 31, 2015, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of January 31, 2015, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of January 31, 2015, the Company had payables due to Sing Lin of approximately $41,000.

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

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2015 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2015, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

2014 Promissory Note. On September 24, 2014, the Company entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, NIMS' Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2015. The 2014 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

2015 Promissory Note. On February 2, 2015, the Company entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, NIMS' Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2015. The 2015 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

As of March 7, 2015, the Company had cash and cash equivalents of approximately $23,000, and did not have any further funding available under the Credit Facility. Furthermore, the Maturity Date of the Credit Facility is July 31, 2015 and the Company currently does not have sufficient funds to repay the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2015 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2015	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: March 17, 2015	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

