Form 10-K
period 2015-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2015-10-23
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________

Commission File Number 000-13176
NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐  No ☒

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 25, 2015 was: $9.2 million.

As of October 17, 2015 there were 79,007,423 shares of common stock, $0.01 par value outstanding.

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

Company Overview

Prior to 2002, our primary business was the development of computer-assisted, non-invasive diagnostic monitoring devices and related software designed to detect abnormal respiratory, cardiac and other medical conditions from sensors placed externally on the body’s surface. We assigned our patents for these ambulatory monitoring devices in 1999 to the SensorMedics Division of ViaSys (which is now a unit of CareFusion Corporation (“SensorMedics”), and to privately-held VivoMetrics, Inc. (“VivoMetrics”), both of which are required to pay us royalties on sales of these products. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted. We believe SensorMedics inventory is depleted and, therefore, do not expect any further royalty revenue from SensorMedics. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Pursuant to VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty revenue, if any, that we may derive from this license or from our existing license with SensorMedics. We periodically contact the current owner of the license for progress updates.

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

We entered into a product development and supply agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement, Sing Lin began manufacturing the third generation versions of our patented Exer-Rest motorized platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700). We filed a 510(k) premarket notification submission with the FDA in October 2008 for approval to market the Exer-Rest line of platforms in the United States. The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School.  The submission supported Exer-Rest safety and efficacy for the intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains and to provide local muscle relaxation. The FDA informed us in January 2009 that the full Exer-Rest line of products would be registered as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission, at which time we commenced marketing the Exer-Rest in the United States. In June 2009, the FDA notified us that the additional intended use of the Exer-Rest as an aid to reduce morning stiffness would be added to the Exer-Rest’s FDA registration. We market and sell our Exer-Rest devices in the United States, Canada, the UK, Europe, India, Mexico, the Middle East, the Far East and Latin America. Prior to the termination of our development and supply agreement with them, Sing Lin marketed and sold the Exer-Rest exclusively in certain Asian markets.

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

Research and Development

Our strategy is to develop a portfolio of non-invasive products through a combination of internal development and collaborations with external partners. We have also sponsored or monitored research investigating the effectiveness of WBPA in chronic heart failure, mild traumatic brain injury, acute myocardial infarction, Parkinson’s disease, peripheral vascular disease and lymphedema.

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

State and Federal Security and Privacy Regulations

The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act” and collectively, the “HIPAA”), establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

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

The final “omnibus” rule implementing the HITECH Act took effect on March 26, 2013. The rule is broad in scope, but certain provisions are particularly significant in light of our business operations. For example, the final “omnibus” rule implementing the HITECH Act:

•	Makes clear that situations involving impermissible access, acquisition, use or disclosure of protected health information are now presumed to be a breach unless the covered entity or business associate is able to demonstrate that there is a low probability that the information has been compromised;

•	Defines the term “business associate” to include subcontractors and agents that receive, create, maintain or transmit protected health information on behalf of the business associate;

•	Establishes new parameters for covered entities and business associates on uses and disclosures of PHI for fundraising and marketing; and

•	Establishes clear restrictions on the sale of PHI without patient authorization.

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

Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act, as amended by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act of 2010, imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.

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

Manufacturing

We have no commercial manufacturing facilities, and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our manufacturing had been performed by Sing Lin, Genemax Medical Products Industry Corp (“Genemax”), QTM and other FDA registered contract manufacturers. Genemax manufactured our product under the management of Sing Lin. All of our contract manufacturers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs. We notified Sing Lin in June 2010 that we were terminating our manufacturing agreement with them, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier, or if we are not able to timely regain possession or remanufacture the tooling, we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all. We estimate that our existing inventory of Exer-Rest products will, at a minimum, be sufficient to meet demand through the end of the 2016 fiscal year.

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

Employees

The Company currently does not have full time employees. Our administrative, accounting and legal functions are contracted on a part-time basis.

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

Our consolidated financial statements for the years ended July 31, 2015 and 2014 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2015 and 2014 were $0.4 and $0.4 million respectively. As of July 31, 2015, we had an accumulated deficit of $24.7 million. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon, among other things: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

We will require additional funding, which may not be available to us on acceptable terms, or at all.

We will need to raise additional capital in order for us to continue as a going concern. We have reached our borrowing limit under our existing $1.0 million secured credit facility. In addition, we borrowed $425,000 in promissory notes of $175,000 from Frost Gamma Investments Trust between September 2011 and August 2015 and $50,000 from an unrelated third party in September 2011, $50,000 from Hsu Gamma Investments, L.P. in May 2012 and $150,000 from Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer, between February 2013 and February 2015. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. We cannot assure you that we could obtain such approval. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

The now-terminated product and supply agreement with Sing Lin contained obligations to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the product and supply agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2015, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of the filing date we had not placed orders sufficient to satisfy the first-year or second-year minimum purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year purchase obligations under the agreement. As of October 23, 2015 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its rights under the product and supply agreement, or pursue other available remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations.

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

On March 23, 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The Supreme Court of the United States upheld fundamental aspects of the 2010 Health Care Reform Legislation in June 2012 and again in June 2015. Specifically, the Supreme Court upheld the individual mandate that included changes regarding the extension of medical benefits to those who currently lack insurance coverage, and affirmed that subsidies are available to participants enrolled in both state and federally created health care exchanges.  Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes.  Additionally, restructuring the coverage of medical care in the United States could impact the reimbursement for diagnostic tests.  If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.13 and $0.38 for the 52-week period ended July 31, 2015. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 25, 2015, there were outstanding: a) 79,007,423 shares of our common stock, b) 100 shares of our Series B preferred stock, c) 62,048 shares of our Series C preferred stock, each currently convertible into 25 shares of our common stock and d) 2,782 shares of our Series D preferred stock, each currently convertible into 5,000 shares of our common stock. Also as of October 17, 2015, there were outstanding options to purchase 378,750 shares of our common stock, and we have reserved 1,551,200 shares of our common stock for issuance upon conversion of our Series C preferred stock and 13,910,000 shares of our common stock for issuance upon conversion of our Series D preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTCBB.

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

We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida The lease commenced September 15, 2014 and expired on September 31, 2015 and we are currently exercising our one year option to renew that extends the expiration to September 31, 2016. We then have available an additional one year option to renew.

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

Quarter Ended	High	Low
October 31, 2013	$0.40	$0.16
January 31, 2014	$0.40	$0.15
April 30, 2014	$0.29	$0.19
July 31, 2014	$0.20	$0.12
October 31, 2014	$0.20	$0.13
January 31, 2015	$0.17	$0.14
April 30, 2015	$0.30	$0.14
July 31, 2015	$0.40	$0.20

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. At July 31, 2015, we had 1,421 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company. We believe that the actual number of beneficial shareholders is considerably higher.

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

Year Ended July 31, 2015 Compared to Year Ended July 31, 2014

Revenue. Total revenue was $0 for the year ended July 31, 2015, as compared to $13,000 for the year ended July 31, 2014. This $13,000 decrease primarily resulted from a $12,000 decrease in net product revenue and a $1,000 decrease in royalty revenue. Exer-Rest platform unit sales for the 2015 fiscal year decreased 100% over the 2014 fiscal year, attributable to no sales during the year ended July 31, 2015. Royalty revenue for the fiscal year 2015 decreased 100% from fiscal year 2014 due to decrease in product sales by SensorMedics. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted. We believe SensorMedics inventory is depleted and, therefore, do not expect any further royalty revenue from SensorMedics.

Cost of sales. Cost of sales was $20,000 for the year ended July 31, 2015, as compared to $6,000 for the year ended July 31, 2014. This $14,000 net increase was primarily attributed to the write off of 10 Exer-Rest units that were deemed obsolete and unsaleable during the year.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses was $255,000 for the year ended July 31, 2015, as compared to $319,000 for the year ended July 31, 2014. This $64,000 decrease for the year ended July 31, 2015 was primarily attributable to a decrease in salaries and wages related to reductions in sales and marketing personnel, professional accounting fees, reduction in marketing and advertising services and lower stock-based compensation costs. SG&A costs and expenses include stock-based compensation expense, which totaled $0 for fiscal 2015, as compared to $4,000 for fiscal 2014. The decrease in stock-based compensation was primarily due to options were fully vested for the year ended July 31, 2015.

Research and development costs and expenses. Research and development (“R&D”) costs and expenses were $0 for the year ended July 31, 2015, as compared to $1,000 for the year ended July 31, 2014.

Total operating costs and expenses. Total operating costs and expenses was $275,000 for the year ended July 31, 2015, as compared to $326,000 for the year ended July 31, 2014. This $51,000 decrease is primarily attributable to the decrease in SG&A and R&D costs and expenses described above.

Other income and expense. Other expense was $143,000 for the year ended July 31, 2015, as compared to $130,000 for the year ended July 31, 2014. This $13,000 increase was primarily attributable to the increase in net interest expense, primarily attributed to the borrowings under our $1.0 million revolving credit facility.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. We currently do not have any additional borrowing capacity under our $1.0 million revolving credit facility, described below. In September 2011, we issued two promissory notes in the aggregate principal amount of $100,000, in May 2012 we issued an additional promissory note in the principal amount of $50,000, in February 2013 we issued an additional promissory note in the principal amount of $50,000, in September 2014 we issued an additional promissory note in the principal amount of $50,000, in February 2015 we issued an additional promissory note in the principal amount of $50,000, in April 2015 we issued an additional promissory note in the principal amount of $100,000 and subsequently in August 2015, we issued an additional promissory note in the principal amount of $25,000 for a total aggregate principal amount of $425,000 from promissory notes.

At July 31, 2015, we had cash of $40,000 and negative working capital of approximately $1,040,000. We expect that our existing funds will be sufficient to support our current operations through November 2015. We will be required to obtain additional external financing to continue operations beyond November 2015. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $181,000 for the year ended July 31, 2015 from $279,000 for the year ended July 31, 2014. This $97,000 decrease was principally due to reductions in R&D and SG&A for the year ended July 31, 2015.

Net cash provided by investing activities was $0 for the year ended July 31, 2015 from $4,000 for the year ended July 31, 2014. This $4,000 decrease was due to reduction of fixed asset sales.

Net cash provided by financing activities increased to $200,000 for the year ended July 31, 2015 from $0 for the year ended July 31, 2014. This $200,000 increase was principally due to an increase in proceeds from promissory notes (see Note 6) to the accompanying audited consolidated financial statements.

Aggregate collections of royalty payments from SensorMedics were $0 and $1,000 for the years ended July 31, 2015 and 2014, respectively. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2015, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of July 31, 2015, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of July 31, 2015, the Company had payables due to Sing Lin of approximately $41,000.

At July 31, 2015, we had available federal and state net operating loss carryforwards of approximately $15.1 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2019.

2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Investments, LP, an entity controlled by our Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2015, we had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, we entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017 (the “Promissory Notes Maturity Date”). We may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, we entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by the Company on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2013 Promissory Note. On February 22, 2013, we entered into a promissory note in the amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer (the “2013 Hsiao Note”). The interest rate payable by the Company on the 2013 Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017. The 2013 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2014 Promissory Note. On September 24, 2014, we entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

2015 Promissory Notes. On February 2, 2015, we entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Note”) in the amount of $100,000 with Frost Gamma"), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The April 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On August 12, 2015, we entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the "August 2015 Frost Note"), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The August 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

As of October 20, 2015, we had cash and cash equivalents of approximately $5,400 and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay debt and continue operations beyond November 2015 without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2015 and 2014, and the related consolidated comprehensive statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morrison, Brown Argiz & Farra, LLC
Morrison, Brown Argiz & Farra, LLC

Miami, Florida

October 23, 2015

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2015	July 31, 2014
ASSETS
Current assets
Cash	$40	$21
Inventories, net	-	455
Prepaid expenses, deposits, and other current assets	52	49

Total current assets`	92	525

Inventories, net	435	-
Tooling and equipment, net	1	1

Total assets	$528	$526

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Notes payable – Related party	$–	$1,150
Notes Payable – other	–	50
Accounts payable and accrued expenses	1,128	909
Customer deposits	4	4

Total current liabilities	1,132	2,113

Long term liabilities
Notes payable – Related party	1,350	–
Notes payable – other	50	–

Total long term liabilities	1,400	–

Total liabilities	$2,532	$2,113

Shareholders' deficit
Series B Preferred Stock, par value $1.00 per share;
100 shares authorized, issued and outstanding as of July 31, 2015 and 2014, respectively; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share;
62,048 shares authorized, issued and outstanding as of July 31, 2015 and 2014, respectively; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized;
2,782 and 2,795 shares issued and outstanding as of July 31, 2015 and 2014, respectively; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized;
79,007,423 shares issued and outstanding as of July 31, 2015 and 78,942,423 as of July 31, 2014	790	789
Additional paid in capital	21,930	21,931
Accumulated deficit	(24,741)	(24,323)
Accumulated other comprehensive loss	(48)	(49)
Total shareholders' deficit	(2,004)	(1,587)
Total liabilities and shareholders' deficit	$528	$526

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS

Years ended July 31, 2015 and 2014

(In thousands, except per share data)

	2015	2014
Revenues
Product sales, net	$–	$12
Royalties	–	1

Total revenues	–	13

Operating costs and expenses

Cost of sales (including inventory provision of $20 and $0 for 2015 and 2014, respectively)	20	6
Selling, general and administrative	255	319
Research and development	–	1

Total operating costs and expenses	275	326

Operating loss	(275)	(313)

Interest expense, net	(143)	(130)

Net loss	$(418)	$(443)

Other Comprehensive income foreign currency translation adjustment	1	–
Comprehensive net loss	$(417)	$(443)

Weighted average number of common shares outstanding - basic and diluted	79,007	78,942

Basic and diluted loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2015 and 2014

(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumu- lated Other Compre-
	Series B		Series C		Series D		Common Stock		Paid in	ulated	hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2013	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,927	$(23,880)	$(49)	$(1,148)
Stock based compensation	–	–	–	–	–	–	–	–	4	–	–	4
Net loss	–	–	–	–	–	–	–	–	–	(443)	–	$(443)
Balance at July 31, 2014	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,931	$(24,323)	$(49)	$(1,587)
Conversion of Preferred Stock to Common	–	–	–	–	(13)	–	65,000	1	(1)	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	1	$1
Net loss	–	–	–	–	–	–	–	–	–	(418)	–	$(418)
Balance at July 31, 2015	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(24,741)	$(48)	$(2,004)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
Operating Activities
Net loss	$(418)	$(443)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	–	4
Write down of obsolete inventory	20	–
Changes in operating assets and liabilities
Royalties and other receivables, net	–	1
Inventories, net	–	7
Prepaid expenses, deposits and other current assets	(3)	(3)
Accounts payable and accrued expenses	220	155
Net cash used in operating activities	(181)	(279)

Investing Activities
Sale of fixed asset	–	4
Net cash provided by investing activities	–	4

Financing Activities
Proceeds from note payable – related party	200	–
Net cash provided by financing activities	200	–

Net increase (decrease) in cash	19	(275)
Cash, beginning of year	21	296
Cash, end of year	$40	$21

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

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

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $0.4 for the years ended July 31, 2015 and 2014, respectively, and has experienced negative cash outflows from operating activities. The Company also has an accumulated deficit of $24.7 million as of July 31, 2015, and has purchase commitments at July 31, 2015 (see Note 10). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

As further discussed in Note 10, the Company in 2010 terminated its agreement with Sing Lin. As of July 31, 2015, the Company has payables due to Sing Lin of approximately $41,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements for the years ended July 31, 2015 and 2014 include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation, which has no current operations. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accounts receivable, stock based compensation, warranty accrual and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Such items include input variables for stock based compensation, accounts receivable, lower of cost or market determination for inventory, warranty accrual and deferred taxes. Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $40,000 and $21,000 on deposit in such sweep accounts at July 31, 2015 and 2014, respectively.

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

Inventories. Inventories are stated at lower of cost or market using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2015 and 2014 primarily consisted of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. As of July 31, 2015, the Company has classified its inventories as non-current to reflect the extended time frame the Company expects to sell the inventory.

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2012 to 2015 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There was no advertising and promotional costs for the years ended July 31, 2015 and 2014.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred for the years ended July 31, 2015 and 2014, and management estimates that the Company’s accrued warranty expense at July 31, 2015 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

As of July 31, 2015 and 2014, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation.  The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of shareholders’ deficit and other comprehensive income. Foreign currency translation gain was $1 and $0 for the years ended July 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued an accounting standard update which affects the revenue recognition of entities that enter either (1) certain contracts to transfer goods or services to customers or (2) certain contracts for the transfer of nonfinancial assets. The update indicates an entity should recognize revenue in an amount that reflects the consideration the entity expects to be entitled to in exchange for the goods or services transferred by the entity. The update is to me applied to the beginning of the year of implementation or retrospectively and is effective for annual periods beginning after December 31, 2017 and in interim periods in that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect the update will have on its financial statements.

In July 2015, the FASB issued an accounting standard update which affects the measurement of inventory. The update requires inventory to be measured using the lower of cost and net realizable value. Net realizable value is defined in the update as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The update applies to all types of inventory except inventory measured using LIFO or the retail inventory method. The update is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect the update will have on its financial statements.

3.	INVENTORIES

The Company’s inventory consists of the following (in thousands):

	July 31, 2015	July 31, 2014
Work-in-progress, including accessories and spare parts	$11	$9
Finished goods	424	446
Total inventories	$435	$455

The Company recorded inventory valuation adjustments of $20,000 and $0 for the years ended July 31, 2015 and 2014. This $20,000 decrease was due to the write off of obsolete inventory for the year ended July 31, 2015 related to damage sustained to certain units in the warehouse.

4.	STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock based compensation expense of $0 and $4,000, respectively, for the years ended July 31, 2015 and 2014. All stock based compensation is included in the Company’s selling, general and administrative costs and expenses.

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

In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2015.

The Company did not grant any stock options for the years ended July 31, 2015 and 2014.

A summary of the Company’s stock option activity for the years ended July 31, 2015 and 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2013	613,750	$0.335
Options granted	0	$0.000
Options exercised	0	$0.000
Options forfeited	(235,000)	$0.264
Options outstanding, July 31, 2014	378,750	$0.38
Options granted	0	$0.000
Options exercised	0	$0.000
Options forfeited	0	$0.000
Options outstanding, July 31, 2015	378,750	$0.380	1.13	$0
Options expected to vest, July 31, 2015	378,750	$0.380	1.13	$0
Options exercisable, July 31, 2015	378,750	$0.380	1.13	$0

All of the 378,750 options outstanding at July 31, 2015 were issued under the 2000 Plan. The options forfeited in the year ended July 31, 2014 include both those granted under the 2000 Plan as well as those granted outside of the shareholder approved plans.

There were no options exercised for the year ended July 31, 2015 and 2014.

As of July 31, 2015, there were no unrecognized costs related to outstanding stock options.

5.	ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company receives royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy.

Royalty income from the SensorMedics license amounted to $0 and $1,000 for the years ended July 31, 2015 and 2014, respectively. SensorMedics indicated they will discontinue licensed product sales after current inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. There were no royalties recognized from VivoMeterics for the years ended July 2015 and 2014. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license or from our existing license with SensorMedics.

6.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by the Company’s Chairman and Interim CEO(together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2015, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the 2011 Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by the Company’s Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “2012 Hsu Gamma Note”). The interest rate payable by the Company on the 2012 Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2013 Promissory Note. On February 22, 2013, the Company entered into a promissory note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “2013 Hsiao Note”). The interest rate payable by the Company on the 2013 Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017. The 2013 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2014 Promissory Note. On September 24, 2014, the Company entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

2015 Promissory Notes. On February 2, 2015, the Company entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, the Company entered into a promissory note (“April 2015 Frost Gamma Note”) in the amount of $100,000 with Frost Gamma"), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The April 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

Subsequently, on August 12, 2015, the Company entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the "August 2015 Frost Gamma Note"), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The August 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

At July 31, 2015, the Company was obligated under the above described Credit Facility and Promissory Notes to make future principal payments (excluding interest) as follows:

Year Ending July 31,

2017	1,400,000
$1,400,000

7.	SHAREHOLDERS' EQUITY

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

The Company issued 65,000 shares of the Company’s common stock for the conversion of 13 shares of Series D Preferred Stock during the twelve months ended July 31, 2015 and did not issue any shares of the Company’s common stock for the twelve months ended July 31, 2014. No preferred stock dividends have been declared as of July 31, 2015 or 2014.

8.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2015 and 2014, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2015	July 31, 2014
Stock options	378,750	378,750
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,975,000
Total	15,839,950	15,904,950

9.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The current rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, are approximately $1,250 per month and are currently on a month-to-month basis. For the years ended July 31, 2015 and 2014, the Company recorded rent expense related to the Miami lease of $15,000 and $15,000, respectively. At July 31, 2015 and 2014, approximately $67,000 and $47,000 in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. As further described in Note 10, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company recorded $6,000 and $62,000 of rent expense related to the Hialeah lease for the years ended July 31, 2015 and 2014, respectively. At July 31, 2015 and 2014, approximately $115,000 and $109,000 in rent was payable.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility for the years ended July 31, 2015 and 2014, respectively, and $1,000,000 was outstanding as of July 31, 2015 and 2014. The Company accrued interest expense related to the Credit Facility of approximately $110,000 for each of the years ended July 31, 2015 and 2014, respectively. A total of $641,000 and $498,000 in accumulated interest payable on the Credit Facility and promissory notes remained outstanding as of July 31, 2015 and July 31, 2014, respectively.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and IDI, Inc. (“IDI”) (formerly known as Tiger Media), a publicly-traded data fusion company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix.  Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of IDI and as the Chief Legal Officer of each of TransEnterix and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $32,000 and $36,000 for the years ended July 31, 2015 and 2014, respectively. Aggregate accounts payable to TransEnterix totaled approximately $1,200 and $4,000 at July 31, 2015 and 2014, respectively.

On September 12, 2011, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2011 Frost Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by the Company’s Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao. The interest rate payable by the Company on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On February 22, 2013, the Company entered into a promissory note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2013 Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2017. The 2013 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 24, 2014, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On February 2, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, the Company entered into a promissory note in the amount of $100,000 with Frost Gamma"), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The April 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On August 12, 2015, the Company entered into a promissory note in the principal amount of $25,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The August 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

10.	COMMITMENTS

Leases.

The Company is under an operating lease agreement for our corporate office space that expired in 2012 and continues on a month to month basis.

We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida The lease commenced September 15, 2014 and expired on September 30, 2015 and we are currently exercising our one year option to renew that extends the expiration to September 30, 2016. We then have available an additional one year option to renew.

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under these operating leases amounted to $60,000 and $77,000 for the years ended July 31, 2015 and 2014, respectively.

Future minimum rental commitments under non-cancelable leases are as approximately follows for the years ended July 31:

2016	$40,000
2017	7,000
Total	$47,000

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2015, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2015, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2015, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2015, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 23, 2015 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

11.	LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consisted of the following at July 31, 2015 and 2014 (in thousands):

	Estimated Useful Life	July 31, 2015	July 31, 2014
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$85	$85
Website and software	3 years	26	26
		111	111
Less accumulated depreciation		(110)	(110)
Tooling and equipment, net		$1	$1

Depreciation expense was $0 and $0 for the years ended July 31, 2015 and 2014, respectively. Nine Exer-Rest AT3800 and AT4700 demonstration units are included in demo equipment at an aggregate cost of $25,000. These units were placed in service in fiscal 2009 and 2010, and are being depreciated based upon five-year estimated useful lives. In June 2014, the Company transferred an Exer-Rest unit with a net book value of $0 from long-lived assets to inventory.

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not impact the Company’s financial position, results of operations or cash flows for the years ended July 31, 2015 and 2014.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province of Canada. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2012 to 2015 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2011 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated comprehensive statements of operations are attributable to the following:

	July 31, 2015	July 31, 2014
Income tax benefit at the federal statutory rate	34.00%	34.00%
State and local income taxes, net of effect of federal taxes	3.63	3.63
Expiration of net operating losses	0	0
Other, net	0	0
Increase in valuation allowance	(37.63)	(37.63)
Provision for income tax	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2015	July 31, 2014
Federal and State net operating loss	$5,684	$5,533
Foreign net operating loss	18	18
Stock-based compensation and other	315	308
	6,017	5,859
Less: Valuation allowance	(6,017)	(5,859)
Net deferred tax asset	$–	$–

At July 31, 2015, the Company had available Federal and State net operating loss carry forwards of approximately $15.1 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2019. Total Federal and State net operating loss carry forwards include approximately $2.0 million generated from the exercise of non-statutory stock options. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $6.0 million valuation allowance at July 31, 2015 ($5.9 million at July 31, 2014) was necessary. The increases in the valuation allowance for the years ended July 31, 2015 and 2014 were $158,000 and $166,000, respectively. Of the total increase in the valuation allowance for the years ended July 31, 2015 and 2014, approximately $0 and $0, respectively, was attributed to the exercise of non-statutory stock options.

The Company paid no income taxes in 2015 or 2014. As of the date of these financial statements, the Company has not yet filed its July 31, 2014 federal or state returns. The Company does not anticipate any material effect to the Company' s financial positions as a result.

13.	EMPLOYEE BENEFIT PLANS

Effective July 2008, the Non-Invasive Monitoring Systems 401(k) Plan (the “401k Plan”) permits employees to contribute up to 100% of qualified annual compensation up to annual statutory limitations. Employee contributions may be made on a pre-tax basis to a regular 401(k) account, or on an after-tax basis to a “Roth” 401(k) account. The Company contributes to the 401k Plan a “safe harbor” match of 100% of each participant’s contributions to the 401k Plan up to a maximum of 4% of the participant’s qualified annual earnings. For the years ended July 31, 2015 and 2014, the Company did note record any compensation expense related to matching contributions to the 401k Plan.

14.	CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of cash, royalties and other receivables, and purchases and advances to contract manufacturer.

Cash. The Company does not have have cash deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit.

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

Major Customers. Approximately 0% and 64% of the Company’s revenues for the year ended July 31, 2015 and 2014, respectively, resulted from sales to authorized distributors outside of the United States. Sales to foreign distributors generally require prepayment by such distributors or letter of credit guarantees in respect of payments by such distributors.

15. SUBSEQUENT EVENTS

On August 12, 2015, the Company entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the "August 2015 Frost Note"), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The August 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2015. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the period ended July 31, 2015, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	68
Marvin A. Sackner, M.D.	83
Taffy Gould	73
Morton J. Robinson, M.D.	83
Steven D. Rubin	55
Subbarao V. Uppaluri, Ph.D.	66

Jane H. Hsiao, Ph.D., MBA.  Dr. Hsiao has served as a Director and Chairman of the Board of Directors (the “Board”) of the Company since October 2008 and as Interim Chief Executive Officer since February 2012. Dr. Hsiao has served as Vice Chairman and Chief Technical Officer of OPKO Health, Inc. (“OPKO”), a specialty healthcare company, since May 2007 and as a director since February 2007. Dr. Hsiao served as the Vice Chairman – Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006. Dr. Hsiao is also a director of each of TransEnterix, Inc., a medical device company, Neovasc, Inc., a company developing and marketing medical specialty vascular devices, and Cocrystal Pharma, Inc., a biotechnology company developing antiviral therapeutics for human diseases. Dr. Hsiao previously served as a director for Sorrento Therapeutics, Inc., a development stage pharmaceutical company, PROLOR Biotech, Inc., prior to its acquisition by OPKO in August 2013, and as Chairman of the Board of SafeStitch Medical, Inc., a medical device company, prior to its merger with TransEnterix, Inc.

Dr. Hsiao’s background in medical device and pharmaceutical industry, as well as her senior management experience, allow her to play an integral role in overseeing our product development and regulatory affairs and in navigating the regulatory pathways for our products and product candidates. In addition, as a result of her role as director and/or chairman of other companies in the biotechnology and life sciences space, she also has a keen understanding and appreciation of the many regulatory and development issues confronting pharmaceutical and biotechnology companies.

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

Steven D. Rubin.  Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President – Administration of OPKO since May 2007 and as a director since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of IDI, Inc. (formerly Tiger Media, Inc.), a data analytics information provider to the risk management industry, Kidville, Inc., which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Tiger X Medical, Inc., previously an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Cocrystal Pharma Inc., a biotechnology company developing antiviral therapeutics for human diseases, Castle Brands, Inc., a developer and marketer of premium brand spirits, Neovasc, Inc., a company developing and marketing medical specialty vascular devices, and Sevion Therapeutics Inc. (formerly Senesco Technologies, Inc.), a clinical stage company which discovers and develops next-generation biologics for the treatment of cancer and immunological diseases. Mr. Rubin previously served as a director of Dreams, Inc., a vertically integrated sports licensing and products company, Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc., and PROLOR Biotech, Inc., prior to its acquisition by OPKO in August 2013.

Mr. Rubin brings to the Board his extensive leadership, business and legal experience, as well as his extensive knowledge of the pharmaceutical and life science industry generally. Mr. Rubin has more than 20 years’ experience advising a broad range of companies in many aspects of business, regulatory, transactional and legal affairs. His experience as a practicing lawyer, general counsel and board member for multiple public companies, including several life sciences, medical device and pharmaceutical companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.

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

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	68	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	48	Chief Financial Officer and Treasurer

Each of our officers serves until the earlier of her or his resignation, removal by the Board or death.

Biographical information for Jane H. Hsiao is set forth above.

James J. Martin. Mr. Martin, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller.  From January 2011 to October 2, 2013, Mr. Martin served as Chief Financial Officer of SafeStitch prior to its merger with TransEnterix, Inc.  Since September 2014 Mr. Martin has served as Chief Financial Officer of Scivac Therapeutics, Inc. (TSX: VAC), pharmaceutical development and manufacturing company. From April 2014 to September 2015, Mr. Martin served as Chief Financial Officer of Vapor Corp, Inc. (NASDAQ: VPCO), a vaporizer retail and wholesale company. From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero Pharmaceuticals, Inc. (“Aero”). Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami.  From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. Mr. Martin previously has served as Vice President of Finance of Aero, a privately held pharmaceutical distributor.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2015 and 2014 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2015	–	–	–	–	–
	2014	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company.

Outstanding Equity Awards as of July 31, 2015

The following table sets forth information with respect to outstanding option awards as of July 31, 2015 for our named executive officers. We did not grant any stock awards in Fiscal 2015.

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

We did not grant any stock awards in the year ended July 31, 2015. As of July 31, 2015, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	45,000
Marvin Sackner, M.D.	125,000
Taffy Gould	20,000
Morton J. Robinson, M.D.	20,000
Steven D. Rubin	35,000
Subbarao V. Uppaluri, Ph.D.	35,000

Director Compensation

For the year ended July 31, 2015, our Directors did not receive any compensation for their respective service on our Board or any committee thereof.

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

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)	No. of Shares Beneficially Owned(2)	Percent of Class (4)	No. of Shares Beneficially Owned(2)	Percent of Class (5)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (6)	16,265,000	19.2%	–	*	1,164	41.6%
Marvin A. Sackner, M.D., Director (7)	140,000	*	–	*	–	*
Taffy Gould, Director (8)	1,561,998	2.0%	–	*	50	1.8%
Morton Robinson, M.D., Director (9)	1,040,320	1.3%	1,073	1.7%	–	*
Steven D. Rubin, Director	135,000	*	–	*	–	*
Subbarao V. Uppaluri, Ph.D., Director	35,000	*	–	*	–	*
James J. Martin, Chief Financial Officer	25,000	*	–	*	–	*
All Directors and Executive Officers as a group (7 Persons) (10)	19,227,318	22.5%	1,073	1.7%	1,214	43.4%
Phillip Frost, M.D. (11)	21,348,125	25.0%	525	*	1,267	45.3%
Frost Gamma Investments Trust (12)	21,347,500	25.0%	500	*	1,267	45.3%
Hsu Gamma Investments, L.P. (13)	3,670,000	4.4%	–	*	734	26.3%
Richard Rosenstock (14)	4,800,540	6.1%	–	*	–	*

*	Less than 1%
(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.
(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2015 upon exercise of option and warrants, or through the conversion of convertible preferred stock.
(3)	Based on 79,007,423 shares of common stock issued and outstanding as of July 31, 2015. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock..
(4)	Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of July 31, 2015. Each share of Series C Convertible Preferred Stock converts into 25 shares of common stock upon payment of a $4.20 per share of common stock conversion premium. Holders of Series C Convertible Stock are entitled to one vote for each share of Series C Convertible Stock.
(5)	Based on 2,782 shares of Series D Convertible Preferred Stock issued and outstanding as of July 31, 2015. Each share of Series D Convertible Preferred Stock converts into 5,000 shares of common stock. Holders of Series D Convertible Stock are entitled to one vote for each share of Series D Convertible Stock.
(6)	Common stock holdings include 2,150,000 shares of common stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock held by the Chin Hsiung Hsiao Family Trust A, and 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock held by Hsu Gamma Investments, L.P. Dr. Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.
(7)	Common stock holdings include options to purchase 125,000 shares of common stock.
(8)	Common stock holdings include options to purchase 20,000 shares of common stock and 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee and sole beneficiary and over which she has power to revoke. Does not include shares of common stock and options to purchase common stock held by family members.
(9)	Includes options to purchase 20,000 shares of common stock, 186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of common stock which may be acquired upon conversion of 1,073 shares of Series C Convertible Preferred Stock.
(10)	Common stock holdings include options to purchase 280,000 shares of common stock, 26,829 shares of common stock which may be acquired upon conversion of 1,073 Series C Convertible Preferred Stock and 5,820,000 shares of common stock which may be acquired upon conversion of 1,164 shares of Series D Convertible Preferred Stock.
(11)	Common stock holdings include 625 shares of common stock that may be acquired upon conversion of 25 shares of Series C Convertible Preferred Stock. Common stock and Preferred Stock holdings include beneficial ownership of shares held by Frost Gamma Investments Trust (See Note 12).
(12)	Common stock holdings include 12,500 shares of common stock that may be acquired upon conversion of 500 shares of Series C Convertible Preferred Stock and 6,335,000 shares of common stock that may be acquired upon conversion of 1,267 shares of Series D Convertible Preferred Stock. Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
(13)	Common stock holdings include 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock. Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.
(14)	Common stock holdings include 1,387,916 shares held directly, 166,200 shares held in a retirement account for the benefit of Richard J. Rosenstock, 10,000 shares held by Mr. Rosenstock’s spouse, 3,200,000 shares owned by Mr. Rosenstock’s spouse as trustee for Mr. Rosenstock’s spouse, 65,900 shares owned in an IRA for the benefit of Mr. Rosenstock’s spouse, 65,000 shares owned in an IRA for the benefit of Mr. Rosenstock and 640,540 shares owned by the Rosenstock Family partnership.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. Our previous 2000 Stock Option Plan (the “2000 Plan”) reserved a total of 2,000,000 shares of our common stock for issuance, also subject to adjustment for stock splits or any stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2015, no options have been granted under the 2011 Plan and options to purchase 378,750 shares of common stock have been granted under the 2000 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2015:

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

In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our principal corporate office is located at 4400 Biscayne Blvd., Suite 180, Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of our common stock. We currently lease approximately 1,800 square feet under the lease agreement, which had a five-year term that began on January 1, 2008. The lease required annual rent of approximately $56,000, and increased by approximately 4.5% per year. The lease expired on December 31, 2012 and we have been renting on a month-to-month basis at approximately $1,250 per month.

We also leased approximately 5,200 square feet of warehouse space in Hialeah, Florida from a company jointly controlled by Dr. Frost and Dr. Hsiao, our Chairman of the Board. The warehouse lease, which had a three-year term that began on February 1, 2009, required annual rent of approximately $58,000, which increased by approximately 3.5% per year. The lease expired on January 31, 2012 and we had been renting on a month-to-month basis until September 2014. We vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and IDI, Inc. (“IDI”) (formerly known as Tiger Media), a publicly-traded data fusion company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by NIMS and TransEnterix.  Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of IDI and as the Chief Legal Officer of each of TransEnterix and Tiger X. Under the cost sharing arrangement, certain accounting, finance and legal professionals make themselves available to the other parties to the arrangement. We recorded aggregate fees of $32,000 for the year ended July 31, 2015 for the sharing of costs under this arrangement with TransEnterix.

On March 31, 2010, we entered into a Note and Security Agreement with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate principal amount of $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2017. The interest rate payable by us on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Maturity Date or after an event of default. We are required to repay all amounts owing under the Credit Facility by the maturity date, and amounts outstanding are prepayable at any time. As of July 31, 2015, we had drawn an aggregate of $1.0 million under the Credit Facility and there is no available balance remaining. The Credit Facility expires in July 31, 2017.

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

On September 12, 2011, we entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the Frost Gamma note and the unrelated third party note is 11% per annum, payable on the Promissory Notes Maturity Date. We may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

On May 30, 2012, we entered into a promissory note in the principal amount of $50,000 with Hsu Gamma Investments, L.P., an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao. The interest rate payable by the Company on the Hsu Gamma note is 11% per annum, payable on the Promissory Notes Maturity Date. The Hsu Gamma note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On February 22, 2013, we entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 24, 2014, we entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On February 2, 2015, we entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Gamma Note”) in the amount of $100,000 with Frost Gamma"), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The April 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On August 12, 2015, we entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the "August 2015 Frost Gamma Note"), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The August 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

Fees and Services

The following table sets forth the total fees billed to us by MBAF for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2015 and 2014.

	2015	2014
Audit Fees	$47,750	$50,250
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$47,750	$50,250

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2015 and 2014, 100% of the audit related services, tax services and all other services provided by MBAF for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 23, 2015	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 23, 2015
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Marvin A. Sackner, M.D	Director	October 23, 2015
Marvin A. Sackner, M.D

/s/ Taffy Gould	Director	October 23, 2015
Taffy Gould

/s/ Morton J. Robinson, M.D.	Director	October 23, 2015
Morton J. Robinson, M.D.

/s/ Steven D. Rubin	Director	October 23, 2015
Steven D. Rubin

/s/ Subbarao V. Uppaluri	Director	October 23, 2015
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 23, 2015
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March l 8, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19	Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20	Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22	Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23	2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

10.24	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated February 22, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 28, 2013).

10.25	Form of Stock Purchase Agreements dated as of April 8, 2013 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2013).

10.26	Fourth Amendment dated April 8, 2013 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 10, 2013).

10.27	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.28	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2013).

10.29	First Amendment dated July 31, 2013 to Promissory Note dated May 30, 2012 between the Company and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 6, 2013).

10.30	First Amendment dated July 31, 2013 to Promissory Note dated February 22, 2013 between the Company and Jane Hsiao (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 6, 2013).

10.31	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 26, 2014).

10.32	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2015).

10.33	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 20, 2015).

10.34	Fifth Amendment dated July 27, 2015 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 30, 2015).

10.35	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011(incorporated by reference from Exhibit 10.2 to Form 8-K filed July 30, 2015).

10.36	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor or Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 30, 2015

10.37	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 30, 2015).

10.38	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 30, 2015).

10.39	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 30, 2015).

10.40	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 30, 2015).

10.41	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 30, 2015).

10.42	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 14, 2015).

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith