Form 10-Q
period 2016-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2016-06-13
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2016

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

79,007,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 10, 2016.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2016	July 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$14	$40
Accounts receivable – trade	1	–
Prepaid expenses, deposits, and other current assets	8	52
Total current assets	23	92

Inventories, net	426	435
Tooling and equipment, net	–	1

Total assets	$449	$528

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,238	$1,128
Customer deposits	4	4
Total current liabilities	1,242	1,132

Long term liabilities
Notes payable – Related Party	1,475	1,350
Notes payable – Other	50	50
Total long term liabilities	1,525	1,400

Total liabilities	$2,767	$2,532

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(25,055)	(24,741)
Accumulated other comprehensive loss	(48)	(48)
Total shareholders’ deficit	(2,318)	(2,004)
Total liabilities and shareholders’ deficit	$449	$528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Revenues
Product sales, net	$7	$–	$23	$–

Total revenues	7	–	23	–

Operating costs and expenses

Cost of sales	3	–	9	–
Selling, general and administrative	71	50	205	203

Total operating costs and expenses	74	50	214	203

Operating loss	(67)	(50)	(191)	(203)

Interest expense, net	(41)	(35)	(123)	(104)

Net loss	$(108)	$(85)	$(314)	$(307)

Other Comprehensive income currency translation adjustment	–	–	–	1
Comprehensive net loss	$(108)	$(85)	$(314)	$(306)

Weighted average number of common shares outstanding - Basic and diluted	79,007	79,007	79,007	78,986

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the nine months ended April 30, 2016

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional	Accum-	Accumulated Other
	Series B		Series C		Series D		Common Stock		Paid-in-	ulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2015	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(24,741)	$(48)	$(2,004)
Net loss	–	–	–	–	–	–	–	–	–	(314)	–	(314)
Balance at April 30, 2016	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(25,055)	$(48)	$(2,318)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Nine months ended April 30, 2016 and 2015

	2016	2015
Operating activities
Net Loss	$(314)	$(307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1	1

Changes in operating assets and liabilities
Accounts receivable – trade	(1)	–
Inventories, net	9	–
Prepaid expenses, deposits and other current assets	44	41
Accounts payable and accrued expenses	110	125
Net cash used in operating activities	(151)	(140)

Financing activities

Proceeds from note payable – related party	125	200
Net cash provided by financing activities	125	200

Net (decrease) increase in cash	(26)	60
Cash, beginning of period	40	21
Cash, end of period	$14	$81

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016

The following (a) condensed consolidated balance sheet as of April 30, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2016, and results of operations and cash flows for the interim periods ended April 30, 2016 and 2015. The results of operations for the three and nine months ended April 30, 2016, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2015.

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

The Company had historically received revenue from royalties on sales of diagnostic monitoring hardware and software by SensorMedics and from VivoMetrics in prior years. SensorMedics indicated they would discontinue licensed product sales after their inventory was depleted and we believe their inventory is depleted, therefore, we do not anticipate any royalty revenue from SensorMedics. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Pursuant to VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty revenue, if any, that we may derive from this license or from our existing license with SensorMedics. In fiscal year 2009, NIMS began commercial sales of its third generation Exer-Rest therapeutic platforms.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $314,000 and $307,000 for the nine month periods ended April 30, 2016 and 2015, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $25.1 million as of April 30, 2016, and has potential purchase obligations at April 30, 2016 (see note 10). The Company had $14,000 of cash at April 30, 2016 and negative working capital of approximately $1,219,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

April 30, 2016

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $14,000 and $40,000, on deposit in bank operating accounts at April 30, 2016 and July 31, 2015, respectively.

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

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at April 30, 2016 and July 31, 2015 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There were no advertising and promotional costs incurred for the three and nine months ended April 30, 2016 and 2015.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and nine months ended April 30, 2016 and 2015, and management estimates that the Company’s accrued warranty expense at April 30, 2016 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016 and July 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. As of April 30, 2016, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of shareholders deficit and accumulated other comprehensive loss. There were no foreign currency translation adjustments for the three and nine months ended April 30, 2016 and there were no foreign currency translation adjustments for the three months ended April 30, 2015 and $1,000 for the nine months ended April 30, 2015.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016

3. INVENTORIES

The Company’s inventory consisted of the following at April 30, 2016 and July 31, 2015 (in thousands):

	April 30, 2016	July 31, 2015
Work-in-progress, spare parts and accessories	$11	$11
Finished goods	415	424
Total inventories	$426	$435

Although it does not plan to do so, if the Company were to dispose of the inventory outside the course of normal business, the amount recovered by the Company could be substantially less than cost.

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record any stock-based compensation for the three and nine months ended April 30, 2016, and 2015. All stock-based compensation is included in the Company’s selling, general and administrative costs and expenses.

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

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of April 30, 2016.

The Company did not grant any stock options during the nine months ended April 30, 2016 and 2015.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016

A summary of the Company’s stock option activity for the nine months ended April 30, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2015	378,750	$0.380
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	178,750	$0.320
Options outstanding, April 30, 2016	200,000	$0.433	0.88	$0.00
Options expected to vest, April 30, 2016	200,000	$0.433	0.88	$0.00
Options exercisable, April 30, 2016	200,000	$0.433	0.88	$0.00

The 200,000 options outstanding at April 30, 2016 were all issued under the 2000 Plan. There were no options exercised during the three and nine month period ended April 30, 2016 and 2015. There were 178,750 options that expired during the three and nine month period ended April 30, 2016 and there were no options forfeited or expired during the nine month period ended April 30, 2015.

As of April 30, 2016, there were no unrecognized costs related to outstanding stock options.

5. ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company received royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy. There was no royalty income from the SensorMedics license during the three and nine months ended April 30, 2016 and 2015. SensorMedics indicated they will discontinue licensed product sales after inventory is depleted and, therefore, the royalty revenue from SensorMedics is expected to be minimal to none. There were no royalties recognized from VivoMeterics for the three and nine months ended April 30, 2016 and 2015. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license.

6. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time without premium or penalty. As of April 30, 2016, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

April 30, 2016

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

At April 30, 2016, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

Year Ending July 31,

2017	1,525,000
$1,525,000

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016

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

The Company did not issue any shares of the Company’s common stock for the nine months ended April 30, 2016 and issued 65,000 shares of the Company’s common stock for the conversion of 13 shares of Series D Preferred Stock during the nine months ended April 30, 2015.

No preferred stock dividends were declared for the three and nine months ended April 30, 2016 and 2015.

8. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2016 and 2015, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2016	April 30, 2015
Stock options	200,000	378,750
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,661,200	15,839,950

9. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and are on a month-to-month basis. In February 2016 the office space rent was reduced to $0 per month. The Company recorded rent expense related to the Miami lease of approximately $1,250 and $9,000 respectively, for the three and nine months ended April 30, 2016, and approximately $4,000 and $12,000, respectively, for the three and nine months ended April 30, 2015. As of April 30, 2016, the Company payable due on the Miami office lease was approximately $76,000.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, then continued on a month-to-month basis. As further described in Note 10, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not record any rent expense related to the Hialeah warehouse for the three and nine months ended April 30, 2016 and $0 and $6,000, respectively, for the three and nine months ended April 30, 2015.

As more fully described in Note 6, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility during the three and nine months ended April 30, 2016. There was $1.0 million outstanding balance due, plus interest, on the Credit Facility as of April 30, 2016 and July 31, 2015 and there is no available balance remaining. The Credit Facility expires in July 31, 2017.

On September 12, 2011, the Company entered into a Promissory Note in the principal amount of $50,000 with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (the “Frost Gamma Note”). The interest rate payable on the Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date of July 31, 2017. The Company may prepay the Frost Gamma Note without premium or penalty.

On May 30, 2012, the Company entered into a Promissory Note in the principal amount of $50,000 with Hsu Gamma Investments, L.P. (“Hsu Gamma”), an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable on the Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date of July 31, 2017. The Company may prepay the HSU Gamma Note without premium or penalty.

On February 22, 2013, the Company entered into a Promissory Note in the amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “Hsiao Note”). The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date of July 31, 2017. The Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

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

On February 2, 2015, the Company entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, NIMS’ Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The 2015 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The June 2016 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by NIMS on the June 2016 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The June 2016 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

The Company also incurred interest expense related to the Credit Facility of approximately $27,000 and $83,000 for the three and nine months ended April 30, 2016, as well as for the three and nine months ended April 30 2015, respectively. The Company also incurred interest expense related to the promissory notes of approximately $14,000 and $40,000 for the three and nine months ended April 30, 2016, respectively, and $8,000 and $21,000 for the three and nine months ended April 30, 2015, respectively. Approximately $764,000 and $641,000 of accrued interest remained outstanding for all debt at April 30, 2016 and July 31, 2015, respectively.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and IDI, Inc. (“IDI”) (formerly known as Tiger Media), a publicly-traded data fusion company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of IDI and as the Chief Legal Officer of each of TransEnterix and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $27,000, respectively, for the three and nine months ended April 30, 2016, and $9,000 and $27,000, respectively, for the three and nine months ended April 30, 2015. Accounts payable to TransEnterix related to these arrangements totaled approximately $800 and $1,200 respectively, at April 30, 2016 and July 31, 2015.

10. COMMITMENTS AND CONTINGENCIES

Leases.

The Company is under an operating lease agreement for office space that expired in 2012 and continued on a month to month basis. In February 2016 the office space rent was reduced to $0 per month. We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we have exercised our one year option to renew that extends the expiration to September 15, 2016. We then have available an additional one year option to extend.

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $41,000 and $45,000 for the nine months ended April 30, 2016 and 2015, respectively.

Future minimum rental commitments under non-cancelable leases are approximately as follows for the years ended July 31:

2016	$11,000
2017	7,000
Total	$18,000

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through April 30, 2016, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of April 30, 2016, the Company has approximately $41,000 of payables due to Sing Lin. As of April 30, 2016 and July 31, 2015, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of April 30, 2016, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of June 10, 2016, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

11. LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, office equipment and computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consists of the following at April 30, 2016 and July 31, 2015 (in thousands):

	Estimated Useful Life	April 30, 2016	July 31, 2015
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5years	$85	$85
Website and software	3 years	26	26
		111	111
Less accumulated depreciation		(111)	(110)
Tooling and equipment, net		$-	$1

Depreciation expense was $0 and $1,000 during the three and nine months ended April 30, 2016 and was $0 and $1,000 during the three and nine months ended April 30, 2015. Nine Exer-Rest® AT 3800 and AT 4700 demonstration units are included in furniture and fixtures at an aggregate cost of $26,000. These units were placed in service in fiscal 2009 and 2010, and were fully depreciated based upon five-year estimated useful lives.

12. SUBSEQUENT EVENTS

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, payable on the July 31, 2017 maturity date. The June 2016 Frost Gamma Note may be prepaid in advance of the July 31, 2017 maturity date without premium or penalty.

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by NIMS on the June 2016 Hsu Gamma Note is 11% per annum, payable on the July 31, 2017 maturity date. The June 2016 Hsu Gamma Note may be prepaid in advance of the July 31, 2017 maturity date without premium or penalty.

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2016

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

April 30, 2016

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

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2016

Three and Nine months ended April 30, 2016 Compared to Three and Nine months Ended April 30, 2015

Revenue. There was $7,000 and $23,000 in revenue for the three and nine months ended April 30, 2016, respectively, as compared to no revenue for the three and nine months ended April 30, 2015. The $7,000 and $23,000 increase were due to increased product sales to an overseas distributor.

Cost of Sales. Cost of sales was $3,000 and $9,000 for the three and nine months ended April 30, 2016, respectively, and was $0 for the three and nine months ended April 30, 2015. The $3,000 and $9,000 increase were due to increased product sales to an overseas distributor.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were $71,000 for the three months ended April 30, 2016, as compared to $50,000 for the three months ended April 30, 2015. This variance was primarily related to the timing of expenses, but included increases in taxes. SG&A costs and expenses were $205,000 for the nine months ended April 30, 2016, as compared to $203,000 for the nine months ended April 30, 2015.

Research and development costs and expenses. There were no Research and development costs and expenses (“R&D”) for the three and nine months ended April 30, 2016 and 2015.

Total operating costs and expenses. Total operating costs and expenses were $74,000 for the three months ended April 30, 2016, as compared to $50,000 for the three months ended April 30, 2015. This $24,000 variance was primarily related to the timing of SG&A expenses, but included increases in taxes and cost of sales.

Total operating costs and expenses were $214,000 for the nine months ended April 30, 2016, as compared to $203,000 for the nine months ended April 30, 2015. This $11,000 increases for the was primarily attributable to cost of sales.

Other expense. Net interest expense was $41,000 and $123,000 for the three and nine months ended April 30, 2016 and net interest expense was $35,000 and $104,000 for the three and nine months ended April 30, 2015. The $6,000 and $19,000 respective increases for the three and nine month periods were related to increased balances outstanding under the Note and Security Agreement and Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At April 30, 2016, we had approximately $14,000 of cash and negative working capital of approximately $1,219,000. We believe that the cash on hand at April 30, 2016 is not sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months. As a result of the $200,000 received on June 1, 2016 in exchange for related party promissory notes (see Note 12), the Company had approximately $210,000 on June 10, 2016.

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

Net cash used in operating activities was $151,000 and $140,000 for nine months ended April 30, 2016 and 2015, respectively. This $11,000 increase was principally due to the collection of sales proceeds offset by less of an increase in accounts payable and accrued expenses.

No cash was used or provided by investing activities for the nine months ended April 30, 2016 and 2015.

Net cash provided by financing activities was $125,000 and $200,000 for the nine months ended April 30, 2016 and 2015, respectively, from proceeds from the Promissory Notes described in Note 6.

Under our now-terminated agreement with Sing Lin, we were committed to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, which acceptance occurred in September 2008, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through April 30, 2016, we paid Sing Lin $1.7 million in connection with orders placed through that date. As of April 30, 2016, we had not placed orders sufficient to satisfy the first-year or second-year purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year minimum purchase obligations in the agreement. As of June 10, 2016, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies against us, or pursue other potential remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations. As of April 30, 2016, the Company had payables due to Sing Lin of approximately $41,000.

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2016

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim Chief Executive Officer, Jane H. Hsiao (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of April 30, 2016, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

April 30, 2016

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

2016 Promissory Notes. On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The June 2016 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by NIMS on the June 2016 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The June 2016 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

As of June 10, 2016, the Company had cash and cash equivalents of approximately $210,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2016 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2016. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2016

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2016

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2016	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: June 13, 2016	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

