Form 10-K
period 2016-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2016-10-25
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2016

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 25, 2016 was: $9.2 million.

As of October 17, 2016 there were 79,007,423 shares of common stock, $0.01 par value outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

●	We have a history of operating losses, we do not expect to become profitable in the near future and absent a significant increase in revenue or additional equity or debt financing, we may be unable to continue as a going concern.

●	We will require additional funding, which may not be available to us on acceptable terms, or at all.

●	We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

●	We rely on third parties to manufacture and supply our products, and we presently have no agreement with any third party to manufacture and supply our products.

●	The continued worldwide economic crisis and concurrent market instability may materially and adversely affect the demand for our products, as well as our ability to obtain credit or secure funds through sales of our stock, which may materially and adversely affect our business, financial condition and ability to fund our operations.

●	Healthcare policy changes, including reforms to the U.S. healthcare system, may have a material adverse effect on us.

●	Our Exer-Rest device does not have a unique Medicare Reimbursement CPT Code.

●	The terms of clearances or approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate anticipated revenues.

●	Our competitors may develop and market products that are more effective, safer or less expensive than our products, negatively impacting our commercial opportunities.

●	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

●	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

●	If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

●	Failure to obtain regulatory approval outside the United States will prevent us from marketing our products abroad.

●	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

●	Our business is subject to economic, political, regulatory and other risks associated with international operations.

●	We do not anticipate paying dividends on our common stock in the foreseeable future.

●	Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our common stock may be adversely affected.

●	Our stock price has been volatile and there may not be an active, liquid trading market for our common stock.

●	Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

●	Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

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

In 2002, we began focusing on the research, development, manufacturing, marketing and sales of non-invasive, motorized, whole body periodic acceleration (“WBPA”) platforms. These therapeutic acceleration platforms are intended as aids to temporarily increase local circulation for temporary relief of minor aches and pains, produce local muscle relaxation and reduce morning stiffness. Our first such platform, the AT-101, was initially registered with the United States Food and Drug Administration (the “FDA”) as a Class 1 (exempt) powered exercise device and was sold to physicians and their patients. In January 2005, the FDA disagreed with our device classification, and requested that we cease commercial sales and marketing of the AT-101 until we received clearance from the FDA to market the device following submission of a 510(k) application incorporating appropriate clinical trial data. Accordingly, we ceased our commercial sales and marketing of therapeutic platforms in 2005.

In January 2005, we began development of a less costly and more efficient second generation version of the AT-101, the Exer-Rest® (now designated the Exer-Rest AT). In January 2008, we received ISO 13485 certification for Canada, the United Kingdom and Europe from SGS United Kingdom Ltd., the world’s leading verification and certification body. We did not renew our ISO certification in 2016. In addition, the Exer-Rest AT acceleration therapeutic platform (Class IIa) was awarded CE0120 certification, which requires several safety-related conformity tests, including clinical assessment for safety and effectiveness. The CE0120 certification is often referred to as a “passport” that allows manufacturers from anywhere in the world to sell their goods throughout the European market, as well as in many other countries. Prior to obtaining FDA registration for the sale of our therapeutic acceleration platforms in the United States, we marketed and sold the Exer-Rest AT platforms in the United Kingdom, Canada, India and Latin America.

We entered into a product development and supply agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement, Sing Lin began manufacturing the third generation versions of our patented Exer-Rest motorized platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700). We filed a 510(k) premarket notification submission with the FDA in October 2008 for approval to market the Exer-Rest line of platforms in the United States. The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School. The submission supported Exer-Rest safety and efficacy for the intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains and to provide local muscle relaxation. The FDA informed us in January 2009 that the full Exer-Rest line of products would be registered as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission, at which time we commenced marketing the Exer-Rest in the United States. In June 2009, the FDA notified us that the additional intended use of the Exer-Rest as an aid to reduce morning stiffness would be added to the Exer-Rest’s FDA registration. We have historically marketed and sold our Exer-Rest devices in the United States, Canada, the UK, India, Mexico, the Middle East, the Far East and Latin America. Prior to the termination of our development and supply agreement with them, Sing Lin marketed and sold the Exer-Rest exclusively in certain Asian markets.

Market Opportunities

More than thirty peer reviewed scientific publications attest to the benefits of WBPA in animal and human research investigations. According to those studies, the application of this WBPA technology provides objective benefits in patients with angina pectoris and increases the blood supply to the heart muscle in both healthy individuals and patients with heart disease. These findings are not claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits. We believe the market for our products is driven by, among other factors:

●	the aging population;

●	the increasing number of elderly persons reporting chronic ailments;

●	an increased awareness of the benefits of exercise, particularly as a form of prevention;

●	an increasing portion of the population that is incapable of performing traditional exercise; and

●	the expanding body of research connecting the body’s reduction of inflammation and improved transmission of neural impulses.

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

Products

Whole Body Periodic Acceleration (“WBPA”) Therapeutic Devices

The original AT-101 was a comfortable gurney-styled device that provided movement of a platform repetitively in a head-to-foot motion at a rapid pace. Sales of the AT-101 commenced in October 2002 in Japan and in February 2003 in the United States. QTM Incorporated (“QTM”), an FDA registered manufacturer located in Oldsmar, Florida, manufactured the device, which was built in accordance with ISO and Good Manufacturing Practices. As discussed above, we ceased manufacturing and selling the AT-101 in the United States in January 2005 as we began development of the Exer-Rest AT. We continued selling our existing inventory of AT-101 devices overseas until the Exer-Rest AT became available in October 2007, at which time we discontinued marketing of the AT-101.

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

Research and Development

Our strategy is to develop a portfolio of non-invasive products through a combination of internal development and collaborations with external partners. We have historically sponsored or monitored research investigating the effectiveness of WBPA in chronic heart failure, mild traumatic brain injury, acute myocardial infarction, Parkinson’s disease, peripheral vascular disease and lymphedema.

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

The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA which administers the federal Food, Drug, and Cosmetic Act (“FD&C Act”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”) which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices including, by way of example, the Anti-Kickback statute, the Physician Self Referral Law, commonly referred to as the Stark Law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

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

As a company that manufactures medical devices, we are required to register with the FDA. As a result, we and any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Community, we will be required to maintain certain International Organization for Standardization (“ISO”) certifications in order to sell products and we or our manufacturers undergo periodic inspections by notified bodies to obtain and maintain these certifications. The Company did not maintain its ISO certificate in 2016 and no longer has ISO certification. These regulations require us or our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.

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

State and Federal Security and Privacy Regulations

The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act” and collectively, the “HIPAA”), establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

●	the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, to obtain payments for services and health care operations activities;

●	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;

●	the content of notices of privacy practices for PHI; and

●	administrative, technical and physical safeguards required of entities that use or receive PHI electronically.

The final “omnibus” rule implementing the HITECH Act took effect on March 26, 2013. The rule is broad in scope, but certain provisions are particularly significant in light of our business operations. For example, the final “omnibus” rule implementing the HITECH Act:

●	Makes clear that situations involving impermissible access, acquisition, use or disclosure of protected health information are now presumed to be a breach unless the covered entity or business associate is able to demonstrate that there is a low probability that the information has been compromised;

●	Defines the term “business associate” to include subcontractors and agents that receive, create, maintain or transmit protected health information on behalf of the business associate;

●	Establishes new parameters for covered entities and business associates on uses and disclosures of PHI for fundraising and marketing; and

●	Establishes clear restrictions on the sale of PHI without patient authorization.

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

Manufacturing

We have no commercial manufacturing facilities, and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our manufacturing had been performed by Sing Lin, Genemax Medical Products Industry Corp (“Genemax”), QTM and other FDA registered contract manufacturers. Genemax manufactured our product under the management of Sing Lin. All of our contract manufacturers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs. We notified Sing Lin in June 2010 that we were terminating our manufacturing agreement with them, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all. We estimate that our existing inventory of Exer-Rest products will, at a minimum, be sufficient to meet demand through the end of the 2017 fiscal year.

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

Our consolidated financial statements for the years ended July 31, 2016 and 2015 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2016 and 2015 were $0.7 for 2016 and $0.4 million respectively. As of July 31, 2016, we had an accumulated deficit of $25.5 million. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon, among other things: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

We will require additional funding, which may not be available to us on acceptable terms, or at all.

We will need to raise additional capital in order for us to continue as a going concern. We have reached our borrowing limit under our existing $1.0 million secured credit facility. In addition, we borrowed $725,000 in promissory notes of $325,000 from Frost Gamma Investments Trust between September 2011 and June 2016 and $50,000 from an unrelated third party in September 2011, $150,000 from Hsu Gamma Investments, L.P. in between May 2012 and June 2016 and $200,000 from Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer, between February 2013 and October 2015. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. We cannot assure you that we could obtain such approval. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

The now-terminated product and supply agreement with Sing Lin contained obligations to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the product and supply agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2016, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of the filing date we had not placed orders sufficient to satisfy the first-year or second-year minimum purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year purchase obligations under the agreement. As of October 24, 2016 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its rights under the product and supply agreement, or pursue other available remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations.

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

Additionally, the 2010 Health Care Reform Legislation includes significant new fraud and abuse measures, including required disclosures under Physician Payments Sunshine Act.

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

Our business is subject to risks associated with conducting business internationally, in part due to some of our suppliers historically being located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	difficulties in compliance with non-U.S. laws and regulations;

●	changes in non-U.S. regulations and customs;

●	changes in non-U.S. currency exchange rates and currency controls;

●	changes in a specific country’s or region’s political or economic environment;

●	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;

●	negative consequences from changes in tax laws; and

●	difficulties associated with staffing and managing foreign operations, including differing labor relations.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.10 and $0.27 for the 52-week period ended July 31, 2016. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 24, 2016, there were outstanding: a) 79,007,423 shares of our common stock, b) 100 shares of our Series B preferred stock, c) 62,048 shares of our Series C preferred stock, each currently convertible into 25 shares of our common stock and d) 2,782 shares of our Series D preferred stock, each currently convertible into 5,000 shares of our common stock. Also as of October 24, 2016, there were outstanding options to purchase 200,000 shares of our common stock, and we have reserved 1,551,200 shares of our common stock for issuance upon conversion of our Series C preferred stock and 13,910,000 shares of our common stock for issuance upon conversion of our Series D preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTCBB.

Item 2. Properties.

Our principal corporate office is located at 4400 Biscayne Blvd., Miami, Florida. We occupy this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, one of our largest beneficial shareholders. We previously leased the approximately 1,800 square feet under a lease agreement, which commenced with a five-year term on January 1, 2008 and expired on December 31, 2012, and then we went on a month-to-month basis and then in February 2016 the office space rent was reduced to $0 per month.

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

Quarter Ended	High	Low
October 31, 2014	$0.20	$0.13
January 31, 2015	$0.17	$0.14
April 30, 2015	$0.30	$0.14
July 31, 2015	$0.40	$0.20
October 31, 2015	$0.27	$0.15
January 31, 2016	$0.19	$0.10
April 30, 2016	$0.18	$0.12
July 31, 2016	$0.19	$0.13

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. At July 31, 2016, we had 1,412 shareholders of record based on information provided by our transfer agent, American Stock Transfer & Trust Company. We believe that the actual number of beneficial shareholders is considerably higher.

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

The development and commercialization of the Exer-Rest has historically necessitated substantial expenditures and commitments of capital. Although we have recently reduced these expenditures, we continue to anticipate expenses and associated losses to continue for the foreseeable future, as we expect to continue minimal sales efforts in the United States, Canada, the UK, India, Mexico, Latin America, the Middle East and the Far East. We will be required to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. If we are unsuccessful in our efforts to expand sales and/or raise capital, we will not be able to continue operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventory, property and equipment, intangible assets, contingencies and litigation. Regarding inventories, the provision is an estimate based on multiple factors as further described in Notes 2 and 3. The ultimate realization of the inventory amount may be materially different. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

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

Year Ended July 31, 2016 Compared to Year Ended July 31, 2015

Revenue. Total revenue was $23,000 for the year ended July 31, 2016, as compared to $0 for the year ended July 31, 2015. This $23,000 increase resulted from the sales of three Exer-Rest platform units. Exer-Rest platform unit sales for the 2016 fiscal year increased 100% over the 2015 fiscal year, attributable to no sales during the year ended July 31, 2015.

Cost of sales. Cost of sales was $336,000 for the year ended July 31, 2016, as compared to $20,000 for the year ended July 31, 2015. This $316,000 net increase was primarily attributed a $327,000 inventory impairment adjustment that included the write-off of spare parts and Exer-Rest units for the year ended July 31, 2016 in conjunction with management’s year end business review. Future changes in market conditions could necessitate further writedowns, however, the Company does not anticipate significant changes in market conditions in the next year.This compares to the write off of 10 Exer-Rest units that were deemed obsolete and unsaleable during the year ended July 31, 2015 fiscal.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses was $259,000 for the year ended July 31, 2016, as compared to $255,000 for the year ended July 31, 2015. There was no stock-based compensation expense for the years ended July 31, 2016 and 2015.

Total operating costs and expenses. Total operating costs and expenses was $595,000 for the year ended July 31, 2016, as compared to $275,000 for the year ended July 31, 2015. This $320,000 increase is primarily attributable to the inventory impairment adjustment.

Other income and expense. Other expense was $169,000 for the year ended July 31, 2016, as compared to $143,000 for the year ended July 31, 2015. This $26,000 increase was primarily attributable to the increase in net interest expense resulting from the additional promissory notes entered into during the year ended July 31, 2016 as described in Note 5.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. We currently do not have any additional borrowing capacity under our $1.0 million revolving credit facility, described below. In September 2011, we issued two promissory notes in the aggregate principal amount of $100,000, in May 2012 we issued an additional promissory note in the principal amount of $50,000, in February 2013 we issued an additional promissory note in the principal amount of $50,000, in September 2014 we issued an additional promissory note in the principal amount of $50,000, in February 2015 we issued an additional promissory note in the principal amount of $50,000, in April 2015 we issued an additional promissory note in the principal amount of $100,000, in August 2015 we issued an additional promissory note in the principal amount of $25,000, in October 2015 we issued two promissory notes in the aggregate principal amount of $100,000 and most recently in June 2016 we issued two promissory notes in the aggregate principal amount of $200,000 for a total aggregate principal amount of $725,000 from promissory notes.

At July 31, 2016, we had cash of $87,000 and negative working capital of approximately $2,844,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. We anticipate that we will require additional external financing to continue operations beyond March 2017. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities increased to $278,000 for the year ended July 31, 2016 from $181,000 for the year ended July 31, 2015. This $97,000 increase was principally due to increased payments of accounts payable and accrued expenses during the year ended July 31, 2016.

Net cash provided by financing activities increased to $325,000 for the year ended July 31, 2016 from $200,000 for the year ended July 31, 2015. This $125,000 increase was principally due to an increase in proceeds from promissory notes (see Note 5) to the accompanying audited consolidated financial statements.

At July 31, 2016, we had available federal and state net operating loss carryforwards of approximately $15.5 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2019.

2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Investments, LP, an entity controlled by our Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2016, we had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Note”) in the amount of $100,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The April 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On August 12, 2015, we entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the “August 2015 Frost Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, payable on the maturity date of July 31, 2017. The August 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

As of October 19, 2016, we had cash and cash equivalents of approximately $67,000 and did not have any further funding available under the Credit Facility. We do not expect to generate significant revenues from sales of Exer-Rest platforms and anticipate that we will not have sufficient funds to repay debt and continue operations without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2016 and 2015, and the related consolidated comprehensive statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morrison, Brown Argiz & Farra, LLC
Morrison, Brown Argiz & Farra, LLC
Miami, Florida

October 24, 2016

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2016	July 31, 2015
ASSETS
Current assets
Cash	$87	$40
Prepaid expenses, deposits, and other current assets	56	52

Total current assets	143	92

Inventories, net	99	435
Tooling and equipment, net	–	1

Total assets	$242	$528

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Notes payable – Related party	$1,675	$–
Notes Payable – other	50	–
Accounts payable and accrued expenses	1,258	1,128
Customer deposits	4	4

Total current liabilities	2,987	1,132

Long term liabilities
Notes payable – Related party	–	1,350
Notes payable – other	–	50

Total long term liabilities	–	1,400

Total liabilities	$2,987	$2,532

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding as of July 31, 2016 and 2015, respectively; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding as of July 31, 2016 and 2015, respectively; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding as of July 31, 2016 and 2015, respectively; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding as of July 31, 2016 and 2015	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(25,482)	(24,741)
Accumulated other comprehensive loss	(48)	(48)
Total shareholders’ deficit	(2,745)	(2,004)
Total liabilities and shareholders’ deficit	$242	$528

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS

Years ended July 31, 2016 and 2015

(In thousands, except per share data)

	2016	2015
Revenues
Product sales, net	$23	$–

Total revenues	23	–

Operating costs and expenses

Cost of sales (including inventory provision of $327 and $20 for 2016 and 2015, respectively)	336	20
Selling, general and administrative	259	255

Total operating costs and expenses	595	275

Operating loss	(572)	(275)

Interest expense, net	(169)	(143)

Net loss	$(741)	$(418)

Other Comprehensive income foreign currency translation adjustment	–	1
Comprehensive net loss	$(741)	$(417)

Weighted average number of common shares outstanding - basic and diluted	79,007	79,007

Basic and diluted loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2016 and 2015

(Dollars in Thousands)

	Preferred Stock								Additional		Accumulated Other
	Series B		Series C		Series D		Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2014	100	$–	62,048	$62	2,795	$3	78,942,423	$789	$21,931	$(24,323)	$(49)	$(1,587)
Conversion of Preferred Stock to Common	–	–	–	–	(13)	–	65,000	1	(1)	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	1	$1
Net loss	–	–	–	–	–	–	–	–	–	(418)	–	$(418)
Balance at July 31, 2015	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(24,741)	$(48)	$(2,004)
Net loss	–	–	–	–	–	–	–	–	–	(741)	–	$(741)
Balance at July 31, 2016	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(25,482)	$(48)	$(2,745)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015
Operating Activities
Net loss	$(741)	$(418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	–
Write down of inventory	327	20
Changes in operating assets and liabilities
Royalties and other receivables, net	(1)	–
Inventories, net	9	–
Prepaid expenses, deposits and other current assets	(3)	(3)
Accounts payable and accrued expenses	130	220
Net cash used in operating activities	(278)	(181)

Financing Activities
Proceeds from note payable – related party	325	200
Net cash provided by financing activities	325	200

Net increase in cash	47	19
Cash, beginning of year	40	21
Cash, end of year	$87	$40

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

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $0.7 and $0.4 million for the years ended July 31, 2016 and 2015, respectively, and has experienced negative cash outflows from operating activities. The Company also has an accumulated deficit of $25.5 million as of July 31, 2016, and has purchase commitments at July 31, 2016 (see Note 9). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

As further discussed in Note 9, the Company in 2010 terminated its agreement with Sing Lin. As of July 31, 2016, the Company has payables due to Sing Lin of approximately $41,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements for the years ended July 31, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation, which has no current operations. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $87,000 and $40,000 on checking accounts at July 31, 2016 and 2015, respectively.

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

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2016 and 2015 primarily consisted of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels and historical obsolescence. As of July 31, 2015 the Company has classified its inventories as non-current to reflect the extended time frame the Company expects to sell the inventory

Tooling and Equipment. These assets are stated at cost and depreciated or amortized using the straight-line method over their estimated useful lives.

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2013 to 2016 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There was no advertising and promotional costs for the years ended July 31, 2016 and 2015.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred for the years ended July 31, 2016 and 2015, and management estimates that the Company’s accrued warranty expense at July 31, 2016 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

As of July 31, 2016 and 2015, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of shareholders’ deficit and other comprehensive income. Foreign currency translation gain was $0 and $1 for the years ended July 31, 2016 and 2015, respectively.

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

In May 2014, the FASB issued an accounting standard update which affects the revenue recognition of entities that enter into either (1) certain contracts to transfer goods or services to customers or (2) certain contracts for the transfer of nonfinancial assets. The update indicates an entity should recognize revenue in an amount that reflects the consideration the entity expects to been titled to in exchange for the goods or services transferred by the entity. The update is to be applied to the beginning of the year of implementation or retrospectively and is effective for annual periods beginning after December 15, 2017 and in interim periods in that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect the update will have on its consolidated financial statements.

3. INVENTORIES

The Company’s inventory consists of the following (in thousands):

	July 31, 2016	July 31, 2015
Work-in-progress, including accessories and spare parts	$–	$11
Finished goods	99	424
Total inventories	$99	$435

The Company recorded inventory valuation adjustments of $327,000 and $20,000 for the years ended July 31, 2016 and 2015. The $327,000 inventory valuation adjustment for the year ended July 31, 2016 resulted from management’s year-end business review and related assessment of the net realizable value of the Exer-Rest units. Factors in this determination included the age of inventory, recent historical sales, and the uncertainty of when the Company would have a sales team, either internal or through an alliance or collaboration, for the Exer-Rest. Previous to year end, factors similar to those above led management to conclude that inventory was recorded at the lower of cost and net realizable value (or lower-of-cost or market for previous years). In light of the change in circumstances in connection with management’s year-end business review which included a decision to not pursue re-hiring a sales force or such other alternatives in the foreseeable future, management reassessed its inventory valuation and recorded a provision on inventory. Additionally the inventory adjustment includes spare parts and a single used Exer-Rest.

A summary of the inventory valuation adjustment consists of the following (in thousands):

Inventory Valuation Adjustment
Finished goods including landing costs	$313
Spare parts	11
Used inventory	3
Total inventory valuation adjustment	$327

The $20,000 inventory valuation adjustments for the year ended July 31, 2015 was related to damage sustained to certain units in the warehouse.

Although it does not plan to do so, if the Company were to dispose of the inventory outside the course of normal business, the amount recovered by the Company may likely be substantially less than the carrying value.

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record any stock based compensation expense for the years ended July 31, 2016 and 2015.

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

In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2016.

The Company did not grant any stock options for the years ended July 31, 2016 and 2015.

A summary of the Company’s stock option activity for the years ended July 31, 2016 and 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2014	378,750	$0.38
Options granted	0	$0.000
Options exercised	0	$0.000
Options expired	0	$0.000
Options outstanding, July 31, 2015	378,750	$0.38
Options granted	0	$0.000
Options exercised	0	$0.000
Options expired	178,750	$0.032
Options outstanding, July 31, 2016	200,000	$0.430	0.62	$0
Options expected to vest, July 31, 2016	200,000	$0.430	0.62	$0
Options exercisable, July 31, 2016	200,000	$0.430	0.62	$0

All of the options outstanding at July 31, 2016 and 2015 were issued under the 2000 Plan.

There were no options forfeited or exercised for the year ended July 31, 2016 and 2015.

As of July 31, 2016, there were no unrecognized costs related to outstanding stock options.

5. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by the Company’s Chairman and Interim CEO(together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2016, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “October 2015 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the October 2015 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2017. The October 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “October 2015 Hsiao Note”). The interest rate payable by the Company on the October 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The October 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2016 Promissory Notes. On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2017. The June 2016 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

At July 31, 2016, the Company was obligated under the above described Credit Facility and Promissory Notes to make future principal payments (excluding interest) as follows:

Year Ending July 31,

2017	1,725,000
$1,725,000

6. SHAREHOLDERS’ EQUITY

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

The Company issued 65,000 shares of the Company’s common stock for the conversion of 13 shares of Series D Preferred Stock during the twelve months ended July 31, 2015 and did not issue any shares of the Company’s common stock for the twelve months ended July 31, 2016. No preferred stock dividends have been declared as of July 31, 2016 or 2015.

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2016 and 2015, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2016	July 31, 2015
Stock options	200,000	378,750
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,661,200	15,839,950

8. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, Cogint, Inc. (“Cogint”) (formerly known as IDI, Inc.), a publicly-traded data fusion company and VBI Vaccines Inc, a vaccine development company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of Cogint and as the Chief Legal Officer of each of TransEnterix and Tiger X. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $36,000 and $32,000 for the years ended July 31, 2016 and 2015, respectively. Aggregate accounts payable to TransEnterix totaled approximately $800 and $1,200 at July 31, 2016 and 2015, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2016 and 2015, the Company recorded rent expense related to the Miami lease of $9,000 and $15,000, respectively. At July 31, 2016 and 2015, approximately $76,000 and $67,000 in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. As further described in Note 9, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company recorded $0 and $6,000 of rent expense related to the Hialeah lease for the years ended July 31, 2016 and 2015, respectively. At July 31, 2016 and 2015, approximately $115,000 in rent was payable.

As more fully described in Note 5, the Company entered into a $1.0 million Credit Facility in March 2010 with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao. There were no advances under the Credit Facility for the years ended July 31, 2016 and 2015, respectively, and $1,000,000 was outstanding as of July 31, 2016 and 2015. The Company accrued interest expense related to the Credit Facility of approximately $110,000 for each of the years ended July 31, 2016 and 2015, respectively. A total of $810,000 and $641,000 in accumulated interest payable on the Credit Facility and promissory notes remained outstanding as of July 31, 2016 and July 31, 2015, respectively.

In addition to the Credit Facility, the Company has entered into the following related party notes:

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

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “October 2015 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the October 2015 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2017. The October 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “October 2015 Hsiao Note”). The interest rate payable by the Company on the October 2015 Hsiao Note is 11% per annum, payable on the maturity date of July 31, 2017. The October 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2016 Promissory Notes. On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2017. The June 2016 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

9. COMMITMENTS

Leases.

The Company is under an operating lease agreement for office space that expired in 2012 and continued on a month to month basis. In February 2016 the office space rent was reduced to $0 per month. We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we have exercised our one year option to renew that extends the expiration to September 15, 2016. We intend to then exercise our additional one year option to renew.

The Company is under an operating lease agreement for our corporate office space that expired in 2012 and continues on a month to month basis at no cost.

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under these operating leases amounted to $52,000 and $60,000 for the years ended July 31, 2016 and 2015, respectively.

Future minimum rental commitments under non-cancelable leases are as approximately follows for the years ended July 31:

2017	7,000
Total	$7,000

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2016, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2016, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2016, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2016, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 24, 2016 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

10. LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consisted of the following at July 31, 2016 and 2015 (in thousands):

	Estimated Useful Life	July 31, 2016	July 31, 2015
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$85	$85
Website and software	3 years	26	26
		111	111
Less accumulated depreciation		(111)	(110)
Tooling and equipment, net		$0	$1

Depreciation expense was $1,000 and $0 for the years ended July 31, 2016 and 2015, respectively. Nine Exer-Rest AT3800 and AT4700 demonstration units are included in demo equipment at an aggregate cost of $25,000. These units were placed in service in fiscal 2009 and 2010, and were fully depreciated based upon five-year estimated useful lives.

11. INCOME TAXES

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not impact the Company’s financial position, results of operations or cash flows for the years ended July 31, 2016 and 2015.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province of Canada. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2013 to 2016 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2012 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated comprehensive statements of operations are attributable to the following:

	July 31, 2016	July 31, 2015
Income tax benefit at the federal statutory rate	34.0%	34.0%
State and local income taxes, net of effect of federal taxes	3.6	3.6
Increase in valuation allowance	(37.6)	(37.6)
Provision for income tax	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2016	July 31, 2015
Federal and State net operating loss	$5,847	$5,684
Foreign net operating loss	18	18
Stock-based compensation and other	430	315
	6,295	6,017
Less: Valuation allowance	(6,295)	(6,017)
Net deferred tax asset	$–	$–

At July 31, 2016, the Company had available Federal and State net operating loss carry forwards of approximately $15.5 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2019. Total Federal and State net operating loss carry forwards include approximately $2.0 million generated from the exercise of non-statutory stock options. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $6.3 million valuation allowance at July 31, 2016 ($6.0 million at July 31, 2015) was necessary. The increases in the valuation allowance for the years ended July 31, 2016 and 2015 were approximately 278,000 and $158,000, respectively. Of the total increase in the valuation allowance for the years ended July 31, 2016 and 2015, approximately $0 and $0, respectively, was attributed to the exercise of non-statutory stock options. The Company paid no taxes for the years 2016 or 2015.

12. RISKS AND UNCERTAINTIES AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of cash, royalties and other receivables, and purchases and advances to contract manufacturer.

Cash. The Company does not have cash deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit.

Inventories: The provision on inventory is an estimate based on multiple factors as further described in Note 3. The ultimate realization of the inventory amounts may be materially different. During 2016, the Company did not renew its FDA registration for the Exer-Rest and as of the date of these financial statement, the Company had started the process to renew its registration and does not anticipate any significant delays or effects on operations. If the registration were to be rejected or significantly delayed, the Company's sales could be affected. Also, during 2016, the Company did not renew its International Organization for Standardization (“ISO”) certification which could prevent sales from being permitted in Europe and other areas that may require ISO certification. The Company does not anticipate this will significantly affect its expected revenues, in part because the Company does not anticipate significant potential future revenues from Europe.

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

Major Customers. Substantially all of the Company’s revenue for the year ended July 31, 2016 resulted from sales from 1 customer who was a distributor outside the United States. There is no guarantee such sales will be made in the future to this customer. Sales to foreign distributors generally require prepayment by such distributors or letter of credit guarantees in respect of payments by such distributors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2016. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the period ended July 31, 2016, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2016, our internal control over financial reporting was effective.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	69
Marvin A. Sackner, M.D.	84
Taffy Gould	74
Morton J. Robinson, M.D.	84
Steven D. Rubin	56
Subbarao V. Uppaluri, Ph.D.	67

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

Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President – Administration of OPKO since May 2007 and as a director since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Cogint, Inc. (formerly IDI, Inc.), a data analytics information provider to the risk management industry, VBI Vaccines Inc., a pharmaceutical development and manufacturing company, Kidville, Inc., which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Cocrystal Pharma Inc., a biotechnology company developing antiviral therapeutics for human diseases, Castle Brands, Inc., a developer and marketer of premium brand spirits, Neovasc, Inc., a company developing and marketing medical specialty vascular devices, and Sevion Therapeutics Inc. (formerly Senesco Technologies, Inc.), a clinical stage company which discovers and develops next-generation biologics for the treatment of cancer and immunological diseases. Mr. Rubin previously served as a director of Dreams, Inc., a vertically integrated sports licensing and products company, Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc., PROLOR Biotech, Inc., prior to its acquisition by OPKO in August 2013 and Tiger X Medical, Inc., previously an early stage orthopedic medical device company, in which Mr. Rubin also served as Interim CEO and Interim CFO from May 2016 through October 24, 2016.

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

Subbarao V. Uppaluri, Ph.D. Dr. Uppaluri has served as a Director of the Company since October 2008. Dr. Uppaluri served as a consultant until February 2014 to OPKO and has previously served as Senior Vice President and Chief Financial Officer of OPKO from May 2007 until July 2012. Dr. Uppaluri is a member of The Frost Group. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri previously served on the boards of OPKO, Winston Pharmaceuticals Inc., Ideation Acquisition Corp., Tiger X Medical, Inc. and Kidville.

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

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	69	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	49	Chief Financial Officer and Treasurer

Each of our officers serves until the earlier of her or his resignation, removal by the Board or death.

Biographical information for Jane H. Hsiao is set forth above.

James J. Martin. Mr. Martin, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller. From January 2011 to October 2, 2013, Mr. Martin served as Chief Financial Officer of SafeStitch prior to its merger with TransEnterix, Inc. Since September 2014 Mr. Martin has served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (NASDAQ: VBIV), pharmaceutical development and manufacturing company. From April 2014 to September 2015, Mr. Martin served as Chief Financial Officer of Vapor Corp, Inc. (NASDAQ: VPCO), a vaporizer retail and wholesale company. From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero Pharmaceuticals, Inc. (“Aero”). Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. Mr. Martin previously has served as Vice President of Finance of Aero, a privately held pharmaceutical distributor.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2016 and 2015 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2016	–	–	–	–	–
	2015	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company.

Outstanding Equity Awards as of July 31, 2016

The following table sets forth information with respect to outstanding option awards as of July 31, 2016 for our named executive officers. We did not grant any stock awards in Fiscal 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jane Hsiao, Interim CEO	20,000	–	$0.43	March 8, 2017

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

We did not grant any stock awards in the year ended July 31, 2016. As of July 31, 2016, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	20,000
Marvin Sackner, M.D.	75,000
Taffy Gould	10,000
Morton J. Robinson, M.D.	10,000
Steven D. Rubin	15,000
Subbarao V. Uppaluri, Ph.D.	15,000

Director Compensation

For the year ended July 31, 2016, our Directors did not receive any compensation for their respective service on our Board or any committee thereof.

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

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)	No. of Shares Beneficially Owned(2)	Percent of Class (4)	No. of Shares Beneficially Owned(2)	Percent of Class (5)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (6)	16,240,000	19.1%	–	*	1,164	41.8%
Marvin A. Sackner, M.D., Director (7)	90,000	*	–	*	–	*
Taffy Gould, Director (8)	1,551,998	2.0%	–	*	50	1.8%
Morton Robinson, M.D., Director (9)	1,030,320	1.3%	1,073	1.7%	–	*
Steven D. Rubin, Director	115,000	*	–	*	–	*
Subbarao V. Uppaluri, Ph.D., Director	15,000	*	–	*	–	*
James J. Martin, Chief Financial Officer	25,000	*	–	*	–	*
All Directors and Executive Officers as a group (7 Persons) (10)	19,092,318	22.4%	1,073	1.7%	1,214	43.6%
Phillip Frost, M.D. (11)	21,348,125	25.0%	525	*	1,267	45.5%
Frost Gamma Investments Trust (12)	21,347,500	25.0%	500	*	1,267	45.5%
Hsu Gamma Investments, L.P. (13)	3,670,000	4.4%	–	*	734	26.4%
Richard Rosenstock (14)	4,800,540	6.1%	–	*	–	*

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2016 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 79,007,423 shares of common stock issued and outstanding as of July 31, 2016. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock..

(4)	Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of July 31, 2016. Each share of Series C Convertible Preferred Stock converts into 25 shares of common stock upon payment of a $4.20 per share of common stock conversion premium. Holders of Series C Convertible Stock are entitled to one vote for each share of Series C Convertible Stock.

(5)	Based on 2,782 shares of Series D Convertible Preferred Stock issued and outstanding as of July 31, 2016. Each share of Series D Convertible Preferred Stock converts into 5,000 shares of common stock. Holders of Series D Convertible Stock are entitled to one vote for each share of Series D Convertible Stock.

(6)	Common stock holdings include 2,150,000 shares of common stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock held by the Chin Hsiung Hsiao Family Trust A, and 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock held by Hsu Gamma Investments, L.P. Dr. Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(7)	Common stock holdings include options to purchase 75,000 shares of common stock.

(8)	Common stock holdings include options to purchase 10,000 shares of common stock and 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee and sole beneficiary and over which she has power to revoke. Does not include shares of common stock and options to purchase common stock held by family members.

(9)	Includes options to purchase 10,000 shares of common stock, 186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of common stock which may be acquired upon conversion of 1,073 shares of Series C Convertible Preferred Stock.

(10)	Common stock holdings include options to purchase 145,000 shares of common stock, 26,829 shares of common stock which may be acquired upon conversion of 1,073 Series C Convertible Preferred Stock and 5,820,000 shares of common stock which may be acquired upon conversion of 1,164 shares of Series D Convertible Preferred Stock.

(11)	Common stock holdings include 625 shares of common stock that may be acquired upon conversion of 25 shares of Series C Convertible Preferred Stock. Common stock and Preferred Stock holdings include beneficial ownership of shares held by Frost Gamma Investments Trust (See Note 12).

(12)	Common stock holdings include 12,500 shares of common stock that may be acquired upon conversion of 500 shares of Series C Convertible Preferred Stock and 6,335,000 shares of common stock that may be acquired upon conversion of 1,267 shares of Series D Convertible Preferred Stock. Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(13)	Common stock holdings include 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock. Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(14)	Common stock holdings include 1,387,916 shares held directly, 166,200 shares held in a retirement account for the benefit of Richard J. Rosenstock, 10,000 shares held by Mr. Rosenstock’s spouse, 3,200,000 shares owned by Mr. Rosenstock’s spouse as trustee for Mr. Rosenstock’s spouse, 65,900 shares owned in an IRA for the benefit of Mr. Rosenstock’s spouse, 65,000 shares owned in an IRA for the benefit of Mr. Rosenstock and 640,540 shares owned by the Rosenstock Family partnership.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. Our previous 2000 Stock Option Plan (the “2000 Plan”) reserved a total of 2,000,000 shares of our common stock for issuance, also subject to adjustment for stock splits or any stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2016, no options have been granted under the 2011 Plan and options to purchase 378,750 shares of common stock have been granted under the 2000 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	200,000	$0.43	4,000,000
Equity compensation plans not approved by security holders(2)	–	–	–

Total	200,000	$0.43	4,000,000

(1)	Non-Invasive Monitoring Systems, Inc. 2000 and 2011 Stock Option Plans. The balance of outstanding options granted under the 2000 Plan was 378,750. The 2000 Plan has expired and no future grants can be made from the 2000 Plan. The 2011 Plan authorizes up to 4,000,000 shares of our common stock. No options have been granted under the 2011 Stock Option Plan.

(2)	There are no outstanding options that were not granted under shareholder approved plans.

In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our principal corporate office is located at 4400 Biscayne Blvd., Suite 180, Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of our common stock. We currently lease approximately 1,800 square feet under the lease agreement, which had a five-year term that began on January 1, 2008. The lease required annual rent of approximately $56,000, and increased by approximately 4.5% per year. The lease expired on December 31, 2012 and we had been renting on a month-to-month basis at approximately $1,250 per month. In February 2016 the office space rent was reduced to $0 per month.

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

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Tiger X Medical, Inc. (“Tiger X”) (formerly known as Cardo Medical, Inc.), a publicly traded former medical device company, and IDI, Inc. (“IDI”) (formerly known as Tiger Media), a publicly-traded data fusion company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by NIMS and TransEnterix. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of IDI and as the Chief Legal Officer of each of TransEnterix and Tiger X. Under the cost sharing arrangement, certain accounting, finance and legal professionals make themselves available to the other parties to the arrangement. We recorded aggregate fees of $36,000 for the year ended July 31, 2016 for the sharing of costs under this arrangement with TransEnterix.

On March 31, 2010, we entered into a Note and Security Agreement with both an entity controlled by Dr. Frost and an entity controlled by Dr. Hsiao (the “Lenders”), pursuant to which the Lenders granted us a revolving credit line (the “Credit Facility”) in the aggregate principal amount of $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2017. The interest rate payable by us on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Maturity Date or after an event of default. We are required to repay all amounts owing under the Credit Facility by the maturity date, and amounts outstanding are prepayable at any time. As of July 31, 2016, we had drawn an aggregate of $1.0 million under the Credit Facility and there is no available balance remaining. The Credit Facility expires in July 31, 2017.

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

Fees and Services

The following table sets forth the total fees billed to us by MBAF for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2016 and 2015.

	2016	2015
Audit Fees	$49,000	$47,750
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$49,000	$47,750

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2016 and 2015, 100% of the audit related services, tax services and all other services provided by MBAF for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 24, 2016	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 24, 2016
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Marvin A. Sackner, M.D	Director	October 24, 2016
Marvin A. Sackner, M.D

/s/ Taffy Gould	Director	October 24, 2016
Taffy Gould

/s/ Morton J. Robinson, M.D.	Director	October 24, 2016
Morton J. Robinson, M.D.

/s/ Steven D. Rubin	Director	October 24, 2016
Steven D. Rubin

/s/ Subbarao V. Uppaluri	Director	October 24, 2016
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 24, 2016
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March l 8, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19	Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20	Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22	Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23	2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

10.24	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated February 22, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 28, 2013).

10.25	Form of Stock Purchase Agreements dated as of April 8, 2013 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2013).

10.26	Fourth Amendment dated April 8, 2013 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 10, 2013).

10.27	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.28	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2013).

10.29	First Amendment dated July 31, 2013 to Promissory Note dated May 30, 2012 between the Company and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 6, 2013).

10.30	First Amendment dated July 31, 2013 to Promissory Note dated February 22, 2013 between the Company and Jane Hsiao (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 6, 2013).

10.31	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 26, 2014).

10.32	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2015).

10.33	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 20, 2015).

10.34	Fifth Amendment dated July 27, 2015 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 30, 2015).

10.35	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011(incorporated by reference from Exhibit 10.2 to Form 8-K filed July 30, 2015).

10.36	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor or Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 30, 2015

10.37	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 30, 2015).

10.38		Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 30, 2015).

10.39		First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 30, 2015).

10.40		First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 30, 2015).

10.41		First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 30, 2015).

10.42		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 14, 2015).

10.43		Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated October 27, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2015).

10.44		Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Jane Hsiao dated October 27, 2015 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2015).

10.45		Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated June 1, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 3, 2016).

10.46		Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Hsu Gamma Investments, L.P. dated June 1, 2016 (incorporated by reference from Exhibit 10.2 to Form 8-K filed June 3, 2016).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

