Form 10-Q
period 2016-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2016-12-15
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuatto Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2016

or

[ ]	Transition Report Pursuantto Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _______________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

79,007,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 14, 2016.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2016	July 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$59	$87
Prepaid expenses, deposits, and other current assets	40	56
Total current assets	99	143

Non-current assets
Inventories, net	99	99
Total assets	$198	$242

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities

Notes payable – Related party	$1,675	$1,675
Notes payable – other	50	50
Accounts payable and accrued expenses	1,341	1,258
Customer deposits	4	4
Total current liabilities	3,070	2,987

Total liabilities	$3,070	$2,987

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding, as of October 31, 2016 and July 31, 2016; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding, as of October 31, 2016 and July 31, 2016; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding as of October 31, 2016 and July 31, 2016; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding as of October 31, 2016 and July 31, 2016	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(25,609)	(25,482)
Accumulated other comprehensive loss	(48)	(48)
Total shareholders’ deficit	(2,872)	(2,745)
Total liabilities and shareholders’ deficit	$198	$242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

(In thousands, except per share data)

	Three months ended October 31,
	2016	2015
Revenues
Product sales, net	$–	$8
Total revenues	–	8

Operating costs and expenses

Cost of sales	–	3
Selling, general and administrative	79	59
Total operating costs and expenses	79	62

Operating loss	(79)	(54)

Interest expense, net	(48)	(40)
Net loss	$(127)	$(94)

Comprehensive net loss	$(127)	$(94)

Net loss attributable to common shareholders	$(127)	$(94)

Weighted average number of common shares outstanding - basic and diluted	79,007	79,007

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the three months ended October 31, 2016

(Dollars in Thousands)

	Preferred Stock								Additional	Accum-	Accumulated Other
	Series B		Series C		Series D		Common Stock		Paid-in-	ulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2016	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(25,482)	$(48)	$(2,745)
Net loss	–	–	–	–	–	–	–	–	–	(127)	–	(127)
Balance at October 31, 2016	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(25,609)	$(48)	$(2,872)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2016 and 2015

	2016	2015
Operating activities
Net loss	$(127)	$(94)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	–	1

Changes in operating assets and liabilities
Inventories, net	–	3
Prepaid expenses, deposits and other current assets	16	15
Accounts payable and accrued expenses	83	5
Net cash used in operating activities	(28)	(70)

Financing activities
Proceeds from notes payable – related party	–	125
Net cash provided by financing activities	–	125

Net increase (decrease) in cash	(28)	55
Cash, beginning of period	87	40
Cash, end of period	$59	$95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2016

The following (a) condensed consolidated balance sheet as of October 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2016, and results of operations and cash flows for the interim periods ended October 31, 2016 and 2015. The results of operations for the three months ended October 31, 2016, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2016. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2016.

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

The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of approximately $127,000 and $94,000 for the three month periods ended October 31, 2016 and 2015, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $25.6 million as of October 31, 2016, and has potential purchase obligations at October 31, 2016 (see note 10). The Company had $59,000 of cash at October 31, 2016 and negative working capital of approximately $2.9 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

October 31, 2016

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accounts receivable, inventory valuation, stock based compensation, warranty accrual and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Such items include input variables for stock based compensation, accounts receivable, inventory valuation, warranty accrual and deferred taxes. Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $59,000 and $87,000 on checking accounts at October 31, 2016 and July 31, 2016, respectively.

Allowances for Doubtful Accounts. Receivables are recorded at the stated amount of the transactions. The Company provides an allowance for receivables it believes it may not collect in full. Receivables are written off when they are deemed to be uncollectible and all collection attempts have ceased. The amount of bad debt recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analysis of the Company’s accounts receivable each period and subjective assessments of the Company’s future bad debt exposure.

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at October 31, 2016 and July 31, 2016 primarily consisted of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels and historical obsolescence. Since July 31, 2016 the Company has classified its inventories as non-current to reflect the extended time frame the Company expects to sell the inventory.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There were no advertising and promotional costs incurred for the three months ended October 31, 2016 and 2015.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three months ended October 31, 2016 and 2015, and management estimates that the Company’s accrued warranty expense at October 31, 2016 will be sufficient to offset claims made for units under warranty.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2016

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2016 and July 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments such as cash, receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

As of October 31, 2016, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy. Level 3 Inputs to the valuation methodology are those that are unobservable and significant to the fair value measurement.

Foreign Currency Translation. The functional currency for the Company’s foreign subsidiary is the local currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of stockholders’ deficit and other comprehensive loss. There were no foreign currency translation adjustments for the three months ended October 31, 2016 and 2015.

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

3. INVENTORIES

The Company’s inventory consisted of the following at October 31, 2016 and July 31, 2016 (in thousands):

	October 31, 2016	July 31, 2016
Finished goods	$99	$99
Total inventories	$99	$99

The Company recorded inventory valuation impairment adjustments of $327,000 for the year ended July 31, 2016. The $327,000 inventory valuation adjustment for the year ended July 31, 2016 is related to management’s year-end business review and related assessment of the net realizable value of the Exer-Rest units. Factors in this determination included the age of inventory, recent historical sales, and the uncertainty of when the Company would have a sales team, either internal or through an alliance or collaboration, for the Exer-Rest. Previous to year end, factors similar to those above led management to conclude that inventory was recorded at the lower of cost and net realizable value (or lower-of-cost or market for previous years). Given the change in circumstances around year end which included a lower likelihood of having a sales force, management reassessed its determination and recorded a provision on inventory. Additionally the inventory adjustment includes spare parts and a single used Exer-Rest unit that is no longer in the possession of the Company.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2016

A summary of the inventory valuation adjustment consists of the following (in thousands):

Inventory Valuation Adjustment
Finished goods including landing costs	$313
Spare parts	11
Used inventory	3
Total inventory valuation adjustment	$327

Although it does not plan to do so, if the Company were to dispose of the inventory outside the normal course of business, the amount recovered by the Company may likely be substantially less than the carrying value.

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $0 for the three months ended October 31, 2016 and 2015.

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

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of October 31, 2016.

The Company did not grant any stock options during the three months ended October 31, 2016 or 2015.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2016

A summary of the Company’s stock option activity for the three months ended October 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2016	200,000	$0.430
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	-	n/a
Options outstanding, October 31, 2016	200,000	$0.430	0.36	$0
Options expected to vest, October 31, 2016	200,000	$0.430	0.36	$0
Options exercisable, October 31, 2016	200,000	$0.430	0.36	$0

Of the 200,000 options outstanding at October 31, 2016, all were issued under the 2000 Plan and none were issued outside of shareholder approved plans. There were no options exercised during the three month periods ended October 31, 2016 and 2015. There were no options forfeited or expired during the three month periods ending October 31, 2016 and 2015.

As of October 31, 2016, there was no unrecognized costs related to outstanding stock options.

5. ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company previously received royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy.

There was no royalty income from the SensorMedics license for the three months ended October 31, 2016 and 2015. SensorMedics indicated they will discontinue licensed product sales after inventory is depleted. We believe SensorMedics inventory is depleted and, therefore, we do not anticipate any future royalty revenue from SensorMedics. There were no royalties recognized from VivoMeterics for the three months ended October 31, 2016 and 2015. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ approved bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license or from our existing license with SensorMedics.

6. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time without premium or penalty. As of October 31, 2016, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

October 31, 2016

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

October 31, 2016

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

At October 31, 2016, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

Year Ending October 31,
2017	1,725,000
$1,725,000

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

The Company did not issue any shares of the Company’s common stock during the three months ended October 31, 2016 and 2015.

No preferred stock dividends were declared for the three months ended October 31, 2016 and 2015.

8. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2016 and 2015, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2016

Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2016	October 31, 2015
Stock options	200,000	378,750
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,661,200	15,839,950

9. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and continued on a month-to-month basis. In February 2016 the office space rent was reduced to $0 per month. The Company recorded rent expense related to the Miami office lease of approximately $0 and $3,800, respectively, for the three months ended October 31, 2016 and 2015.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. As further described in Note 10, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company recorded rent expense related to the Hialeah warehouse of approximately $0 for the three months ended October 31, 2016 and 2015.

Accounts payable related to the two leases above totaled approximately $191,000 as October 31, 2016 and July 31, 2016.

The Company has the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 6 to these condensed consolidated financial statements.

The Company incurred interest expense related to the Credit Facility of approximately $28,000 for the three months ended October 31, 2016 and 2015. The Company also incurred interest expense related to the promissory notes of approximately $20,000 and $11,000 for the three months ended October 31, 2016 and 2015, respectively. Approximately $858,000 and $810,000 of accrued interest remained outstanding on the Credit Facility and promissory notes as of October 31, 2016 and July 31, 2016, respectively.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, BioCardia, Inc. (“Biocardia”) (formerly known as Tiger X Medical, Inc.), Cogint, Inc. (“Cogint”) (formerly known as IDI, Inc.), a publicly-traded data fusion company and VBI Vaccines Inc, a vaccine development company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of Cogint and as the Chief Legal Officer of each of TransEnterix and through October 2016 Tiger X Medical, Inc.

The Company recorded selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $6,800, respectively, for the three months ended October 31, 2016, and 2015. Accounts payable to TransEnterix related to these arrangements totaled approximately $1,200 and $800 respectively, at October 31, 2016 and July 31, 2016.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2016

10. COMMITMENTS

Leases.

The Company is under an operating lease agreement for our corporate office space that expired in 2012 and currently continues on a month to month basis at no cost.

We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we have exercised our option to renew that extended the expiration to September 15, 2017.

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $11,000 and $14,000 for the three months ended October 31, 2016 and 2015, respectively.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through October 31, 2016, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of October 31, 2016, the Company has approximately $41,000 of payables due to Sing Lin. As of October 31, 2016 and July 31, 2016, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of October 31, 2016, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 31, 2016, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2016

11. RISKS AND UNCERTAINTIES AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of cash, royalties and other receivables, and purchases and advances to contract manufacturer.

Cash. The Company does not have cash deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit.

Inventories: The provision on inventory is an estimate based on multiple factors as further described in Note 3. The ultimate realization of the inventory amounts may be materially different. During 2016, the Company did not renew its FDA registration for the Exer-Rest and as of the date of these financial statement, the Company had started the process to renew its registration and does not anticipate any significant delays or effects on operations. If the registration were to be rejected or significantly delayed, the Company’s sales could be affected. Also, during 2016, the Company did not renew its International Organization for standardization (“ISO”) certification which could prevent sales from being permitted in Europe and other areas that may require ISO certification. The Company does not anticipate this will significantly affect its expected revenues, in part because the Company does not anticipate significant potential future revenues from Europe.

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

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2017 or promissory notes due on July 31, 2017, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals; other factors described herein as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2016. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Results of Operations

In January 2005, we began developing the Exer-Rest line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the original AT-101 platform. The Exer-Rest AT platform was first available for delivery to certain locations outside of the United States in October 2007. Our newest platforms, the Exer-Rest AT3800 and AT4700, which we developed under our former agreement with Sing Lin, became available for sale in October 2008. In January 2009, the Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. During 2016, we did not renew our FDA registration for the Exer-Rest and as of the date of these financial statement, the Company had started the process to renew its registration and does not anticipate any significant delays or effects on operations.

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

NON-INVASIVE MONITORING SYSTEMS, INC

Three months ended October 31, 2016 compared to three months ended October 31, 2015

Revenues. Total revenues decreased to $0 for the three months ended October 31, 2016, as compared to $8,000 for the three months ended October 31, 2015. This $8,000 decrease resulted from the sale of an Exer-Rest unit during the three months ended October 31, 2015 as compared to none sold during the three months ended October 31, 2016.

Cost of Sales. Cost of sales for the three months ended October 31, 2016 and 2015 was $0 and $3,000, respectively. This $3,000 decrease resulted from the sale of an Exer-Rest unit during the three months ended October 31, 2015 as compared to none sold during the three months ended October 31, 2016.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses increased to $79,000 for the three months ended October 31, 2016 from $59,000 for the three months ended October 31, 2015. This $20,000 increase was primarily attributable to an increase in professional fee accruals related to the timing of invoices and partially offset with a reduction in legal fees.

Research and development costs and expenses. There was no Research and development (“R&D”) costs and expenses for the three months ended October 31, 2016 and 2015.

Total operating costs and expenses. Total operating costs and expenses increased to $79,000 for the three months ended October 31, 2016 from $54,000 for the three months ended October 31, 2015. This $25,000 increase was primarily attributable to the increased SG&A costs and expenses discussed above.

Other expense. Other expense was $48,000 and $40,000 for the three months ended October 31, 2016 and 2015, respectively. The $8,000 increase was primarily related to an increase in interest expense resulting from the addition of interest bearing promissory notes entered into by the Company (see Note 6).

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and promissory notes. At October 31, 2016, we had approximately $59,000 of cash and negative working capital of approximately $2,971,000. We believe that the cash on hand at October 31, 2016 will not be sufficient to meet our anticipated cash requirements for operations over the next 12 months.

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

Net cash used in operating activities was $28,000 and $70,000 for three months ended October 31, 2016 and 2015, respectively. This $42,000 decrease is primarily due to higher accrual of accounts payable and accrued liabilities during the three months ended October 31, 2015 compared to the three months ended October 31, 2016.

No cash was used or provided by investing activities for three months ended October 31, 2016 and 2015.

Net cash provided by financing activities was $0 and $125,000 for the three months ended October 31, 2016 and 2015, respectively. The $125,000 increase was a result of the $125,000 related party promissory notes (see Note 6).

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim Chief Executive Officer, Jane H. Hsiao (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2016, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

As of December 10, 2016, the Company had cash and cash equivalents of approximately $43,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2016 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2016. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Dated: December 15, 2016	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 15, 2016	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

