Form 10-Q
period 2017-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2017-03-17
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2017

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _______________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

79,007,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of March 7, 2017.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2017	July 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$35	$87
Accounts receivable - trade	6	-
Prepaid expenses, deposits, and other current assets	24	56
Total current assets	65	143

Inventories, net	-	99

Total assets	$65	$242

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,391	$1,258
Customer deposits	4	4
Notes payable – Related Party	1,675	1,675
Notes payable – Other	50	50
Total current liabilities	3,120	2,987

Total liabilities	$3,120	$2,987

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding.	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(25,792)	(25,482)
Accumulated other comprehensive loss	(48)	(48)
Total shareholders’ deficit	(3,055)	(2,745)
Total liabilities and shareholders’ deficit	$65	$242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Revenues
Product sales, net	$5	$8	$6	$16

Total revenues	5	8	6	16

Operating costs and expenses

Cost of sales	99	3	99	6
Selling, general and administrative	41	74	121	134

Total operating costs and expenses	140	77	220	140

Operating loss	(135)	(69)	(214)	(124)

Interest expense, net	(48)	(42)	(96)	(82)

Net loss	$(183)	$(111)	$(310)	$(206)

Weighted average number of common shares outstanding - Basic and diluted	79,007	79,007	79,007	79,007

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

 For the six months ended January 31, 2017

(Dollars in Thousands)

	Preferred Stock								Additional		Accumulated Other
	Series B		Series C		Series D		Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at July 31, 2016	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(25,482)	(48)	$(2,745)

Net Loss	–	–	–	–	–	–	–	–	–	(310)	–	(310)
Balance at January 31, 2017	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(25,792)	(48)	$(3,055)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Six months ended January 31, 2017 and 2016

	2017	2016
Operating activities
Net loss	$(310)	$(206)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	1
Write down of inventory	99	-
Loss on disposal of asset	(3)	-

Changes in operating assets and liabilities
Accounts receivable - trade	(6)	-
Inventories, net	-	6
Prepaid expenses, deposits and other current assets	32	29
Accounts payable and accrued expenses	133	64
Net cash used in operating activities	(55)	(106)

Investing activities
Sale of fixed asset	3	-
Net cash provided by investing activities	3	-

Financing activities
Proceeds from note payable – related party	-	125
Net cash provided by financing activities	-	125

Net increase (decrease) in cash	(52)	19
Cash, beginning of period	87	40
Cash, end of period	$35	$59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2017

The following (a) condensed consolidated balance sheet as of January 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2017 and results of operations and cash flows for the interim periods ended January 31, 2017 and 2016. The results of operations for the three and six months ended January 31, 2017 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2016.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of approximately $310,000 and $206,000 for the six month periods ending January 31, 2017 and 2016, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $25.8 million as of January 31, 2017, and has potential purchase obligations at January 31, 2017 (see note 10). The Company had $35,000 of cash at January 31, 2017 and negative working capital of approximately $3,055,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

January 31, 2017

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $35,000 and $87,000, on deposit in bank operating accounts at January 31, 2017 and July 31, 2016, respectively.

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

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at January 31, 2017 and July 31, 2016 primarily consist of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts.

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

January 31, 2017

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There were no advertising and promotional costs incurred for the three and six months ended January 31, 2017 and 2016.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and six months ended January 31, 2017 and 2016, and management estimates that the Company’s accrued warranty expense at January 31, 2017 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2017 and July 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. As of January 31, 2017, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2017

3.             INVENTORIES

The Company’s inventory consisted of the following at January 31, 2017 (unaudited) and July 31, 2016 (in thousands):

	January 31, 2017	July 31, 2016
Finished goods	$-	$99
Total inventories	$-	$99

The Company recorded inventory valuation adjustments of $99,000 for the six months ended January 31, 2017. The $99,000 inventory valuation adjustment for the six months ended January 31, 2017 resulted from management’s business review and related assessment of the net realizable value of the Exer-Rest units. Factors in this determination included the age of inventory, sales not meeting expectations, including no sales of the Exer-Rest inventory units during the six month ended January 31, 2017, and the uncertainty of when and if the Company will expand its sales team, either internal or through an alliance or collaboration, for the Exer-Rest. Only inventory sales were accessories during the six months ended January 31, 2017.

4.             STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $0, for the three and six months ended January 31, 2017 and for the three and six months ended January 31, 2016. Historically, all stock-based compensation was included in the Company’s selling, general and administrative costs and expenses.

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

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU), performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of January 31, 2017.

The Company did not grant any stock options during the three and six months ended January 31, 2017 and 2016.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2017

A summary of the Company’s stock option activity for the six months ended January 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate intrinsic Value
Options outstanding, July 31, 2016	200,000	$0.430
Options granted	-	n/a
Options exercised	-	n/a
Options forfeited or expired	-	n/a
Options outstanding, January 31, 2017	200,000	$0.430	0.10	-
Options expected to vest, January 31, 2017	200,000	$0.430	0.10	-
Options exercisable, January 31 , 2017	200,000	$0.430	0.10	-

Of the 200,000 options outstanding at January 31, 2017, 200,000 were issued under the 2000 Plan and none were issued outside of shareholder approved plans. There were no options exercised during the six month period ended January 31, 2017 and 2016. There were no options forfeited or expired during the three and six months ended January 31, 2017, 75,000 options expired during the six month period ended January 31, 2016.

As of January 31, 2017, there was no unrecognized costs related to outstanding stock options.

5.             ROYALTIES

The Company is a party to two licensing agreements with SensorMedics and VivoMetrics. The Company previously received royalty income from the sale of its diagnostic monitoring hardware and software from SensorMedics and previously received royalties from VivoMetrics prior to its bankruptcy.

There was no royalty income from the SensorMedics license for the three and six months ended January 31, 2017 and 2016. SensorMedics indicated they will discontinue licensed product sales after inventory is depleted. We believe SensorMedics inventory is depleted and, therefore, we do not anticipate any future royalty revenue from SensorMedics. There were no royalties recognized from VivoMetrics for the three and six months ended January 31, 2017 and 2016. VivoMetrics ceased operations in July 2009 and filed for Chapter 11 bankruptcy protection in October 2009. Under VivoMetrics’ proposed bankruptcy plan of reorganization, our license with VivoMetrics was assigned to another company; however, there can be no assurance as to the future amount of royalty income, if any, that may result from this license or from our existing license with SensorMedics.

6.             NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time without premium or penalty. As of January 31, 2017, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2017

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

January 31, 2017

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

At January 31, 2017, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

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

The Company did not issue any shares of the Company’s common stock during the six months ended January 31, 2017 and 2016.

No preferred stock dividends were declared for the three and six months ended January 31, 2017 and 2016.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2017

8.             BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended January 31, 2017 and 2016, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2017	January 31, 2016
Stock options	200,000	378,750
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,661,200	15,839,950

9.             RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and continued on a month-to-month basis. In February 2016, the office space rent was reduced to $0 per month. The Company did not record any rent expense related to the Miami lease for the three and six months ended January 31, 2017. The Company recorded rent expense related to the Miami lease of approximately $0 and $3,800 respectively, for the three and six months ended January 31, 2016.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. As further described in Note 10, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not records any rent expense related to the Hialeah warehouse for the three and six months ended January 31, 2017 and 2016.

Accounts payable related to the two leases above totaled approximately $191,000 as of January 31, 2017 and July 31, 2016.

The Company has the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 6 to these consolidated financial statements.

The Company incurred interest expense related to the Credit Facility of approximately $28,000 and $55,000 for the three and six months ended January 31, 2017 and 2016. The Company also incurred interest expense related to the promissory notes of approximately $20,000 and $40,000 for the three and six months ended January 31, 2017 and $7,000 and $14,000 for the three and six months ended January 31, 2016. Approximately $906,000 and $810,000 of accrued interest remained outstanding at January 31, 2017 and July 31, 2016, respectively.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, BioCardia, Inc. (“Biocardia”) (formerly known as Tiger X Medical, Inc.), Cogint, Inc. (“Cogint”) (formerly known as IDI, Inc.), a publicly-traded data fusion company and VBI Vaccines Inc, a vaccine development company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of Cogint, as the Chief Legal Officer of TransEnterix and as Chief Legal Officer of BioCardia through October 2016.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2017

The Company recorded to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $18,000, respectively, for the three and six months ended January 31, 2017, and $9,000 and $18,000, respectively, for the three and six months ended January 31, 2016. Accounts payable to TransEnterix related to these arrangements totaled approximately $1,000 and $1,200 at January 31, 2017 and July 31, 2016.

10.             COMMITMENTS AND CONTINGENCIES

Leases.

The Company is under an operating lease agreement for our corporate office space that expired in 2012. The lease currently continues on a month to month basis at no cost.

We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we have exercised our option to renew the lease and extended the expiration to September 15, 2017.

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $22,000 and $30,000 for the six months ended January 31, 2017 and 2016, respectively.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through January 31, 2017, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of January 31, 2017, the Company has approximately $41,000 of payables due to Sing Lin. As of January 31, 2017, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2017

As of January 31, 2017, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of the date of the issuance of these financial statements Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

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

January 31, 2017

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

Overview

We are primarily engaged in the sales of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively head to foot. Our acceleration therapeutic platforms are the inventions of Marvin A. Sackner, M.D., our founder, former Chief Executive Officer and a current member of our Board of Directors. Over thirty peer reviewed scientific publications attest to the benefits of whole body periodic acceleration in animal and human research investigations. According to those studies, the application of this technology causes increased release of beneficial substances such as nitric oxide from the inner lining of blood vessels throughout the vasculature for improved circulation and the reduction of inflammation. These findings are not being claimed as an intended use of the device for marketing purposes, but demonstrate a potential mechanism for its benefits.

The sales and inventory maintenance of the Exer-Rest and general corporate matters has necessitated expenditures and commitments of capital, and we anticipate expenses and associated losses to continue for the foreseeable future. We will be required to raise additional capital to fulfill our business plan, but no commitment to raise such additional capital exists or can be assured. We are also examining strategic alternatives. If we are unsuccessful in our efforts to expand sales and/or raise capital, or some other strategic alternative, we will not be able to continue operations.

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

January 31, 2017

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

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2017

Three and six months ended January 31, 2017 compared to three and six months ended January 31, 2016

Revenues. Total revenue was $5,000 and $8,000 for the three months ended January 31, 2017 and 2016, respectively. Total revenue for the six months ended January 31, 2017 was $6,000, as compared to $16,000 for the six months ended January 31, 2016. This $10,000 decrease resulted from lower sales of Exer-Rest units. The revenue for the three months ended January 31, 2017 was from the sale of an Exer-Rest that was previously classified as a fixed asset and from Exer-Rest accessories.

There was no royalty revenue for the three and six months ended January 31, 2017 and 2016.

Cost of Sales. Cost of sales was $99,000 for the three and six months ended January 31, 2017 and was $3,000 and $6,000 for the three and six months ended January 31, 2016. The increase during the three and six months ended January 31, 2017 was primarily due to an approximate $99,000 inventory impairment adjustment.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) was $41,000 and $121,000 for the three and six months ended January 31, 2017, respectively, and $74,000 and $134,000 for the three and six months ended January 31, 2016 respectively. The $33,000 and $13,000 decreases were primarily attributable to changes in professional fee accruals related to the timing of invoices and decreases in rent and depreciation expense and a year-to-date reduction in legal fees.

Research and development costs and expenses. There was no Research and development (“R&D”) costs and expenses for the three and six months ended January 31, 2017 and 2016.

Total operating costs and expenses. Total operating costs and expenses was $140,000 and $220,000 for the three and six months ended January 31, 2017, respectively, and $77,000 and $140,000 for the three and six months ended January 31, 2016 respectively. The $63,000 and $80,000 increases were primarily attributable to a $99,000 inventory impairment adjustment.

Interest expense. Interest expense was $48,000 and $96,000 for the three and six months ended January 31, 2017, respectively, and $42,000 and $82,000 for the three and six months ended January 31, 2016 respectively. The $6,000 and $14,000 increases were primarily related to an increase in interest expense resulting from the addition of interest bearing promissory notes entered into by the Company (see Note 6).

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At January 31, 2017, we had approximately $35,000 of cash and negative working capital of approximately $3,055,000. We believe that the cash on hand at January 31, 2017 will not be sufficient to meet our anticipated cash requirements for operations over the next 12 months.

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

Net cash used in operating activities was $55,000 and $106,000 for six months ended January 31, 2017 and 2016, respectively. This $51,000 decrease is primarily due to a decrease in outstanding accounts payable and accrued expenses.

Net cash used in investing activities was $3,000 and $0 for the six months ended January 31, 2017 and 2016. This $3,000 increase was the result of the sale of a fixed asset.

Net cash provided by financing activities $0 and $125,000 for the six months ended January 31, 2017 and 2016, respectively. The $125,000 decrease was a result of obtaining related party promissory notes in 2016 (see Note 9).

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2017

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim Chief Executive Officer, Jane H. Hsiao (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2017 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2017, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

January 31, 2017

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

As of March 10, 2017, the Company had cash and cash equivalents of approximately $30,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

January 31, 2017

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

January 31, 2017

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2017	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: March 17, 2017	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

