Form 10-K
period 2017-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2017-10-30
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 25, 2017 was: $9.2 million.

As of October 17, 2017, there were 79,007,423 shares of common stock, $0.01 par value outstanding.

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

Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act, as amended by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act of 2010 (“Affordable Care Act”), imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.

Further, the beneficiary inducement prohibition of the federal Civil Monetary Penalty Law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. On December 7, 2016, the OIG released amendments to the CMP. Some of the amendments could impact our business. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree and violation of these laws, or, our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Manufacturing

We have no commercial manufacturing facilities, and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our manufacturing had been performed by Sing Lin, Genemax Medical Products Industry Corp (“Genemax”), QTM and other FDA registered contract manufacturers. Genemax manufactured our product under the management of Sing Lin. All of our contract manufacturers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs. We notified Sing Lin in June 2010 that we were terminating our manufacturing agreement with them, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all. We estimate that our existing inventory of Exer-Rest products will, at a minimum, be sufficient to meet demand through the end of the 2018 fiscal year.

Sales & Marketing

Our limited sales efforts are currently focused on hospitals, cardiac rehabilitation clinics, physical therapy centers, senior living communities and other healthcare providers, as well as their patients, professional athletes and other individuals through our management. We have no sales personnel and our limited sales effort comes from our directors and officers. In addition to our limited sales efforts, we continue to explore potential distributor and independent sale representative networks in the US, Canada and abroad. There can be no assurance that we will be able to enter into additional distribution and representation agreements on terms acceptable to us or at all, or that our sales and distribution network will generate significant sales.

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

Our consolidated financial statements for the years ended July 31, 2017 and 2016 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2017 and 2016 were $0.5 and $0.7 million respectively. As of July 31, 2017, we had an accumulated deficit of $26.0 million. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon, among other things: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

We will require additional funding, which may not be available to us on acceptable terms, or at all.

We will need to raise additional capital in order for us to continue as a going concern. We have reached our borrowing limit under our existing $1.0 million secured credit facility. In addition, we borrowed $825,000 in promissory notes of $375,000 from Frost Gamma Investments Trust between September 2011 and April 2017 and $50,000 from an unrelated third party in September 2011, $200,000 from Hsu Gamma Investments, L.P. in between May 2012 and April 2017 and $200,000 from Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer, between February 2013 and October 2015. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. We cannot assure you that we could obtain such approval. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

The now-terminated product and supply agreement with Sing Lin contained obligations to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the product and supply agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2017, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of the filing date we had not placed orders sufficient to satisfy the first-year or second-year minimum purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year purchase obligations under the agreement. As of October 24, 2017 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its rights under the product and supply agreement, or pursue other available remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations.

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

Most significantly, in March 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Reconciliation Act (the “Reconciliation Act”, and, with the Affordable Care Act, the “2010 Health Care Reform Legislation”). Both Congressional leaders and President Trump have announced plans to repeal or modify the 2010 Health Care Reform Litigation. At this time, the Company is not certain as to the impact of federal health care legislation on its business.

The 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. This excise tax was suspended in December 2015 for two years, however, if eventually implemented, this excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Open Payments Act (formerly referred to as the Physician Payments Sunshine Act), which, in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare, Medicaid and the Children’s Health Insurance Program to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. The failure to report appropriate data accurately, timely, and completely could subject us to significant financial penalties. Other countries and several states currently have similar laws and more may enact similar legislation.

We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Any cost containment measures or other health care system reforms that are adopted could have a material and adverse effect on our ability to commercialize our existing and future products successfully.

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

We may market certain of our products in non-U.S. markets. In order to market our existing and future products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our future product candidates in any market.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.07 and $0.20 for the 52-week period ended July 31, 2017. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 24, 2017, there were outstanding: a) 79,007,423 shares of our common stock, b) 100 shares of our Series B preferred stock, c) 62,048 shares of our Series C preferred stock, each currently convertible into 25 shares of our common stock and d) 2,782 shares of our Series D preferred stock, each currently convertible into 5,000 shares of our common stock. Also as of October 24, 2017, there were no outstanding options to purchase shares of our common stock, and we have reserved 1,551,200 shares of our common stock for issuance upon conversion of our Series C preferred stock and 13,910,000 shares of our common stock for issuance upon conversion of our Series D preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTCBB.

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

We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida The lease commenced September 15, 2014 and expired on September 31, 2015 and we are currently exercising our one year option to renew that extends the expiration to September 31, 2017.

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

Quarter Ended	High	Low
October 31, 2015	$0.27	$0.15
January 31, 2016	$0.19	$0.10
April 30, 2016	$0.18	$0.12
July 31, 2016	$0.19	$0.13
October 31, 2016	$0.15	$0.07
January 31, 2017	$0.20	$0.10
April 30, 2017	$0.19	$0.14
July 31, 2017	$0.18	$0.13

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. At July 31, 2017, we had 1,387 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

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

Results of Operations

In January 2005, we began developing the Exer-Rest line of acceleration therapeutic platforms, which were designed to be more efficient and less expensive than the AT-101. The Exer-Rest AT platform was first available for delivery to certain locations outside of the United States in October 2007. Prior to the first export sales of the Exer-Rest AT, we continued to sell the AT-101 in certain locations outside of the United States. In anticipation of the launch of the Exer-Rest line, in July 2006 we wrote down as obsolete our existing inventory of AT-101 platforms and parts to zero value. As of July 31, 2017, we have written down to zero our remaining inventory of spare parts and Exer-Rest units. Our newest platforms, the Exer-Rest AT3800 and AT4700, which we developed under our former agreement with Sing Lin, became available for sale in October 2008. In January 2009, the Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our U.S. and international sales activity with marketing and promotional pricing beginning in February 2009. We currently market the Exer-Rest to individuals for treatment in their homes, healthcare providers, hospitals, chiropractic and physical therapy centers, assisted living facilities, as well as to professional athletes.

Year Ended July 31, 2017 Compared to Year Ended July 31, 2016

Revenue. Total revenue was $6,000 for the year ended July 31, 2017, as compared to $23,000 for the year ended July 31, 2016. This $17,000 decrease resulted from lower sales of our Exer-Rest platform units. Exer-Rest platform unit sales for the 2017 fiscal year decreased 74% over the 2016 fiscal year, attributable to lower sales during the year ended July 31, 2017.

Cost of sales. Cost of sales was $100,000 for the year ended July 31, 2017, as compared to $336,000 for the year ended July 31, 2016. This $236,000 net decrease was primarily attributed a $99,000 and $327,000 inventory impairment adjustment that included the write-off of spare parts and Exer-Rest units for the years ended July 31, 2017 and 2016. Additionally, the decreased cost was attributed to lower sales during the year ended July 31, 2017.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses was $201,000 for the year ended July 31, 2017, as compared to $259,000 for the year ended July 31, 2016. This $58,000 net decrease was primarily from lower professional fees and the abatement of a previously accrued tax penalty. There was no stock-based compensation expense for the years ended July 31, 2017 and 2016.

Total operating costs and expenses. Total operating costs and expenses was $301,000 for the year ended July 31, 2017, as compared to $595,000 for the year ended July 31, 2016. This $294,000 decrease is primarily attributable to the inventory impairment adjustments noted above.

Other income and expense. Other expense was $193,000 for the year ended July 31, 2017, as compared to $169,000 for the year ended July 31, 2016. This $24,000 increase was primarily attributable to the increase in net interest expense resulting from the additional promissory notes entered into during the year ended July 31, 2017 as described in Note 5.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. We currently do not have any additional borrowing capacity under our $1.0 million revolving credit facility, described below. In September 2011, we issued two promissory notes in the aggregate principal amount of $100,000, in May 2012 we issued an additional promissory note in the principal amount of $50,000, in February 2013 we issued an additional promissory note in the principal amount of $50,000, in September 2014 we issued an additional promissory note in the principal amount of $50,000, in February 2015 we issued an additional promissory note in the principal amount of $50,000, in April 2015 we issued an additional promissory note in the principal amount of $100,000, in August 2015 we issued an additional promissory note in the principal amount of $25,000, in October 2015 we issued two promissory notes in the aggregate principal amount of $100,000, in June 2016 we issued two promissory notes in the aggregate principal amount of $200,000, in April 2017 we issued two promissory notes in the aggregate principal amount of $100,000 and most recently in September 2017 we issued two promissory notes in the aggregate principal amount of $100,000 for a total aggregate principal amount of $925,000 from promissory notes.

At July 31, 2017, we had cash of $11,000 and negative working capital of approximately $3,233,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. We anticipate that we will require additional external financing to continue operations beyond December 2017. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $176,000 for the year ended July 31, 2017 as compared to $278,000 for the year ended July 31, 2016. This $102,000 decrease was principally due to a decrease in net loss in addition to decreased prepaid expenses during the year ended July 31, 2017.

Net cash provided by financing activities increased to $100,000 for the year ended July 31, 2017 as compared to $325,000 for the year ended July 31, 2016. This $225,000 increase was principally due to a decrease in proceeds from promissory notes in 2017 (see Note 5 to the accompanying audited consolidated financial statements).

At July 31, 2017, we had available federal and state net operating loss carryforwards of approximately $15.9 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2019.

2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Investments, LP, an entity controlled by our Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2017, we had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, we entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018 (the “Promissory Notes Maturity Date”). We may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, we entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by the Company on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2013 Promissory Note. On February 22, 2013, we entered into a promissory note in the amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer (the “2013 Hsiao Note”). The interest rate payable by the Company on the 2013 Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018. The 2013 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2014 Promissory Note. On September 24, 2014, we entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

2015 Promissory Notes. On February 2, 2015, we entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Note”) in the amount of $100,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The April 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On August 12, 2015, we entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the “August 2015 Frost Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The August 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “October 2015 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the October 2015 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The October 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “October 2015 Hsiao Note”). The interest rate payable by the Company on the October 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The October 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2016 Promissory Notes. On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The June 2016 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by NIMS on the June 2016 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The June 2016 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2017 Promissory Notes. On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “April 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “April 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “September 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2018. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “September 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, payable on the maturity date of July 31, 2018. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

As of October 19, 2017, we had cash and cash equivalents of approximately $80,000 and did not have any further funding available under the Credit Facility. We do not expect to generate significant revenues from sales of Exer-Rest platforms and anticipate that we will not have sufficient funds to repay debt and continue operations without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2017 and 2016, and the related consolidated comprehensive statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morrison, Brown Argiz & Farra, LLC
Morrison, Brown Argiz & Farra, LLC
Miami, Florida

October 30, 2017

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2017	July 31, 2016
ASSETS
Current assets
Cash	$11	$87
Prepaid expenses, deposits, and other current assets	10	56

Total current assets	21	143

Inventories, net	–	99

Total assets	$21	$242

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Notes payable – Related party	$1,775	$1,675
Notes Payable – other	50	50
Accounts payable and accrued expenses	1,425	1,258
Customer deposits	4	4

Total current liabilities	3,254	2,987

Total liabilities	$3,254	$2,987

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding as of July 31, 2017 and 2016, respectively; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding as of July 31, 2017 and 2016, respectively; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding as of July 31, 2017 and 2016, respectively; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding as of July 31, 2017 and 2016	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(26,018)	(25,530)
Total shareholders’ deficit	(3,233)	(2,745)
Total liabilities and shareholders’ deficit	$21	$242

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS

Years ended July 31, 2017 and 2016

(In thousands, except per share data)

	2017	2016
Revenues
Product sales, net	$6	$23

Total revenues	6	23

Operating costs and expenses

Cost of sales (including inventory provision of $99 and $327 for 2017 and 2016, respectively)	100	336
Selling, general and administrative	201	259

Total operating costs and expenses	301	595

Operating loss	(295)	(572)

Interest expense, net	(193)	(169)

Net loss	$(488)	$(741)

Weighted average number of common shares outstanding - basic and diluted	79,007	79,007

Basic and diluted loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2017 and 2016

(Dollars in Thousands)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2015	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(24,789)	$(2,004)
Net loss	–	–	–	–	–	–	–	–	–	(741)	$(741)
Balance at July 31, 2016	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(25,530)	$(2,745)
Net loss	–	–	–	–	–	–	–	–	–	(488)	$(488)
Balance at July 31, 2017	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,018)	$(3,233)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2017 and 2016

(Dollars in Thousands)

	2017	2016
Operating Activities
Net loss	$(488)	$(741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	1
Write down of inventory	99	327
Changes in operating assets and liabilities
Royalties and other receivables, net	–	(1)
Inventories, net	–	9
Prepaid expenses, deposits and other current assets	46	(3)
Accounts payable and accrued expenses	167	130
Net cash used in operating activities	(176)	(278)

Financing Activities
Proceeds from note payable – related party	100	325
Net cash provided by financing activities	100	325

Net (decrease) increase in cash	(76)	47
Cash, beginning of year	87	40
Cash, end of year	$11	$87

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

Management has restated the components of equity for all periods presented to reclassify the comprehensive loss on the consolidated statements of changed in shareholders’ deficit to accumulated deficit. This was to reflect the substantial liquidation of its investment in NIMS Canada which would have resulted in the comprehensive loss being reclassified into earnings previously. Management does not believe this restatement is material to any period presented or to prior financial statements issued.

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $0.5 and $0.7 million for the years ended July 31, 2017 and 2016, respectively, and has experienced negative cash outflows from operating activities. The Company also has an accumulated deficit of $26.0 million as of July 31, 2017, and has purchase commitments at July 31, 2017 (see Note 9). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Absent any significant revenues from product sales, the Company will need to incur additional debt, equity financing or a strategic collaboration for the Company to continue its business activities, which are currently focused on strategic collaborations and commercial sale of the Exer-Rest. Management intends to obtain any additional capital needed to continue its business activities through new debt or equity financing, but there can be no assurance that it will be successful in this regard. The accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

As further discussed in Note 9, the Company in 2010 terminated its agreement with Sing Lin. As of July 31, 2017, the Company has payables due to Sing Lin of approximately $41,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements for the years ended July 31, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation, which has no current operations. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $11,000 and $87,000 on checking accounts at July 31, 2017 and 2016, respectively.

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

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2017 and 2016 primarily consisted of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels and historical obsolescence. As of July 31, 2015, the Company has classified its inventories as non-current to reflect the extended time frame the Company expects to sell the inventory

Tooling and Equipment. These assets are stated at cost and depreciated or amortized using the straight-line method over their estimated useful lives.

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2014 to 2017 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There were no advertising and promotional costs for the years ended July 31, 2017 and 2016.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred for the years ended July 31, 2017 and 2016, and management estimates that the Company’s accrued warranty expense at July 31, 2017 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

As of July 31, 2017 and 2016, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations.

Loss Contingencies. We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. In regard to legal costs, we record such costs as incurred.

Recent Accounting Pronouncements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not yet implemented this guidance. However, based on the Company’s current operating lease arrangements, the Company does not expect the adoption of this standard to have a material impact on its financial statements based upon current obligations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This standard addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

3. INVENTORIES

The Company’s inventory consists of the following (in thousands):

	July 31, 2017	July 31, 2016
Work-in-progress, including accessories and spare parts	$–	$–
Finished goods	–	99
Total inventories	$–	$99

The Company recorded inventory valuation adjustments of $99,000 and $327,000 for the years ended July 31, 2017 and 2016. The $99,000 and $327,000 inventory valuation adjustment for the year ended July 31, 2017 and 2016, respectively, resulted from management’s business review and related assessment of the net realizable value of the Exer-Rest units. Factors in this determination included the age of inventory, recent historical sales, and the uncertainty of when the Company would have a sales team, either internal or through an alliance or collaboration, for the Exer-Rest. In light of the change in circumstances in connection with management’s business review which included a decision to not pursue re-hiring a sales force or such other alternatives in the foreseeable future, management reassessed its inventory valuation and recorded a provision on inventory.

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record any stock based compensation expense for the years ended July 31, 2017 and 2016.

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

In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2017.

The Company did not grant any stock options for the years ended July 31, 2017 and 2016.

A summary of the Company’s stock option activity for the years ended July 31, 2017 and 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2015	378,750	$0.38
Options granted	–	$0.000
Options exercised	–	$0.000
Options expired	178,750	$0.000
Options outstanding, July 31, 2016	200,000	$0.430
Options granted	–	$–
Options exercised	–	$–
Options expired	200,000	$0.430
Options outstanding, July 31, 2017	–	$–	–	$–
Options expected to vest, July 31, 2017	–	$–	–	$–
Options exercisable, July 31, 2017	–	$–	–	$–

All of the options outstanding at July 31, 2017 and 2016 were issued under the 2000 Plan.

There were no options forfeited or exercised for the year ended July 31, 2017 and 2016.

As of July 31, 2017, there were no unrecognized costs related to outstanding stock options.

5. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by the Company’s Chairman and Interim CEO(together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2017 and 2016, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the 2011 Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by the Company’s Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “2012 Hsu Gamma Note”). The interest rate payable by the Company on the 2012 Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2013 Promissory Note. On February 22, 2013, we entered into a promissory note in the amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer (the “2013 Hsiao Note”). The interest rate payable by the Company on the 2013 Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018. The 2013 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2014 Promissory Note. On September 24, 2014, we entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

2015 Promissory Notes. On February 2, 2015, we entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Note”) in the amount of $100,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The April 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On August 12, 2015, we entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the “August 2015 Frost Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The August 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “October 2015 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the October 2015 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The October 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “October 2015 Hsiao Note”). The interest rate payable by the Company on the October 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The October 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2016 Promissory Notes. On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The June 2016 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by NIMS on the June 2016 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The June 2016 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2017 Promissory Notes. On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “April 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “April 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “September 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2018. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “September 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, payable on the maturity date of July 31, 2018. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

As of the date these financial statements are issued, the Company was obligated under the above described Credit Facility and Promissory Notes to make future principal payments (excluding interest) as follows:

Year Ending July 31,

2018	1,925,000
$1,925,000

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

The Company issued 65,000 shares of the Company’s common stock for the conversion of 13 shares of Series D Preferred Stock during the twelve months ended July 31, 2016 and did not issue any shares of the Company’s common stock for the twelve months ended July 31, 2017. No preferred stock dividends have been declared as of July 31, 2017 or 2016.

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2017 and 2016, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2017	July 31, 2016
Stock options	–	200,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,461,200	15,661,200

8. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, Cogint, Inc. (“Cogint”) (formerly known as IDI, Inc.), a publicly-traded data fusion company and VBI Vaccines Inc, a vaccine development company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of Cogint and as the Chief Legal Officer of TransEnterix. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $5,000 for the years ended July 31, 2017 and 2016, respectively. Aggregate accounts payable to TransEnterix totaled approximately $800 and $800 at July 31, 2017 and 2016, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2017 and 2016, the Company recorded rent expense related to the Miami lease of $0 and $9,000, respectively. At July 31, 2017 and 2016, approximately $76,000 and $76,000 in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. As further described in Note 9, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company recorded $0 of rent expense related to the Hialeah lease for the years ended July 31, 2017 and 2016, respectively. At July 31, 2017 and 2016, approximately $115,000 in rent was payable.

The Company has the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 5 to these consolidated financial statements. The Company incurred interest expense related to the Credit Facility of approximately $110,000 for the years ended July 31, 2017 and 2016, respectively. The Company also incurred interest expense related to the promissory notes of approximately $83,000 and $59,000 for the years ended July 31, 2017 and 2016, respectively. A total of $1.0 million and $810,000 in accumulated interest payable on the Credit Facility and promissory notes remained outstanding as of July 31, 2017 and July 31, 2016, respectively.

NIMS is under common control with multiple entities and the existence of that control could result in operating results or financial position of each individual entity significantly different from those that would have been obtained if the entities were autonomous. One of those related parties, OPKO Health, Inc. and NIMS are under common control and OPKO Health, Inc. has a one percent ownership interest in NIMS that OPKO has accounted for as an equity method investment due to the ability to significantly influence NIMS.

9. COMMITMENTS

Leases.

The Company is under an operating lease agreement for office space that expired in 2012 and continued on a month to month basis. In February 2016 the office space rent was reduced to $0 per month. We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we have exercised our options to renew that extends the expiration to September 15, 2017. We are in the process of negotiating to extend our lease.

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under these operating leases amounted to $44,000 and $52,000 for the years ended July 31, 2017 and 2016, respectively.

Product Development and Supply Agreement.

In September 2007, the Company entered into a Product Development and Supply Agreement (the “Agreement”) with Sing Lin Technologies Co. Ltd., a company based in Taichung, Taiwan (“Sing Lin”). Pursuant to the Agreement, the Company consigned to Sing Lin the development and design of the next generation Exer-Rest and related devices. The Agreement commenced as of September 3, 2007 and had a term that extended three years from the acceptance by NIMS of the first run of production units. Thereafter, the Agreement automatically renewed for successive one year terms unless either party sent the other a notice of non-renewal. Either party was permitted to terminate the Agreement with ninety days prior written notice. Upon termination, each party’s obligations under the Agreement were to be limited to obligations related to confirmed orders placed prior to the termination date.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2017, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2017, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2017, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2017, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 24, 2017 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

10. LONG-LIVED ASSETS

The Company’s long-lived assets include furniture and equipment, computers, tooling, websites and software, leasehold improvements, patents and trademarks. Tooling and equipment, net of accumulated depreciation, consisted of the following at July 31, 2017 and 2016 (in thousands):

	Estimated Useful Life	July 31, 2017	July 31, 2016
Furniture and fixtures, leasehold improvements, office equipment and computers	3 – 5 years	$85	$85
Website and software	3 years	26	26
		111	111
Less accumulated depreciation		(111)	(111)
Tooling and equipment, net		$0	$0

Depreciation expense was $0 for the years ended July 31, 2017 and 2016, respectively.

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not impact the Company’s financial position, results of operations or cash flows for the years ended July 31, 2017 and 2016.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province of Canada. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2014 to 2017 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2013 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated comprehensive statements of operations are attributable to the following (in thousands):

	July 31, 2017	July 31, 2016
Income tax benefit at the federal statutory rate	$(166)	$(252)
State and local income taxes, net of effect of federal taxes	10	(27)
Stock-based compensation	272	–
(Decrease) Increase in valuation allowance	(116)	279
Provision for income tax	$–	$–

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2017	July 31, 2016
Federal and State net operating loss	$5,988	$5,847
Foreign net operating loss	18	18
Stock-based compensation and other	173	430
	6,179	6,295
Less: Valuation allowance	(6,179)	(6,295)
Net deferred tax asset	$–	$–

At July 31, 2017, the Company had available Federal and State net operating loss carry forwards of approximately $15.9 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2019. Total Federal and State net operating loss carry forwards include approximately $2.0 million generated from the exercise of non-statutory stock options. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $6.2 million valuation allowance at July 31, 2017 ($6.3 million at July 31, 2016) was necessary. The increase (decrease) in the valuation allowance for the years ended July 31, 2017 and 2016 were approximately ($116,000) and $279,000, respectively. The Company paid no taxes in the years 2017 or 2016.

12. RISKS AND UNCERTAINTIES AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of cash, royalties and other receivables, and purchases and advances to contract manufacturer.

Inventories: The provision on inventory is an estimate based on multiple factors as further described in Note 3. The ultimate realization of the inventory amounts may be materially different. During 2016, the Company did not renew its FDA registration for the Exer-Rest and as of the date of these financial statements, the Company had started the process to renew its registration and does not anticipate any significant delays or effects on operations. If the registration were to be rejected or significantly delayed, the Company’s sales could be affected. Also, during 2016, the Company did not renew its International Organization for Standardization (“ISO”) certification which could prevent sales from being permitted in Europe and other areas that may require ISO certification. The Company does not anticipate this will significantly affect its expected revenues, in part because the Company does not anticipate significant potential future revenues from Europe.

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

Major Customers. The Company’s revenue for the year ended July 31, 2017 resulted from sales of an inventory unit and parts and accessories previously written off. We have had sales to foreign distributors in prior years. Sales to foreign distributors generally require prepayment by such distributors or letter of credit guarantees in respect of payments by such distributors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2017. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the period ended July 31, 2017, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2017, our internal control over financial reporting was effective.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	70
Marvin A. Sackner, M.D.	85
Taffy Gould	75
Morton J. Robinson, M.D.	85
Steven D. Rubin	57
Subbarao V. Uppaluri, Ph.D.	68

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

Taffy Gould. Ms. Gould has served as a Director of the Company since December 2000 and served as Vice Chairman of the Board from April 2002 to October 2008. Since 1977, she has been the President of Housing Engineers of Florida, Inc., a Florida real estate management company. Since 2002 she has served as Chairman of the Oceania University of Medicine, an internationally accredited medical school located in Apia, Samoa. Additionally, she has served since March 2002 as the managing member of e-Medical Education, LLC, a company founded in 2002 that creates and delivers online medical education and administers the Oceania University of Medicine.

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

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	70	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	50	Chief Financial Officer and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to Fiscal 2017, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.

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

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2017 and 2016 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2017	–	–	–	–	–
	2016	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of July 31, 2017

The following table sets forth information with respect to outstanding option awards as of July 31, 2017 for our named executive officers(“NEO”). Our NEO’s do not have any outstanding stock options. We did not grant any stock awards in Fiscal 2017 or 2016.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jane Hsiao, Interim CEO	–	–	$–	–
James J. Martin, CFO	–	–	$–	–

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

We did not grant any stock awards in the year ended July 31, 2017. As of July 31, 2017, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Marvin Sackner, M.D.	–
Taffy Gould	–
Morton J. Robinson, M.D.	–
Steven D. Rubin	–
Subbarao V. Uppaluri, Ph.D.	–

Director Compensation

For the year ended July 31, 2017, our Directors did not receive any compensation for their respective service on our Board or any committee thereof. Our Directors do not have any outstanding stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 16, 2017 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)	No. of Shares Beneficially Owned(2)	Percent of Class (4)	No. of Shares Beneficially Owned(2)	Percent of Class (5)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (6)	16,220,000	19.1%	–	*	1,164	41.8%
Marvin A. Sackner, M.D., Director (7)	15,000	*	–	*	–	*
Taffy Gould, Director (8)	1,541,998	2.0%	–	*	50	1.8%
Morton Robinson, M.D., Director (9)	1,020,320	1.3%	1,073	1.7%	–	*
Steven D. Rubin, Director	100,000	*	–	*	–	*
Subbarao V. Uppaluri, Ph.D., Director	–	*	–	*	–	*
James J. Martin, Chief Financial Officer	25,000	*	–	*	–	*
All Directors and Executive Officers as a group (7 Persons) (10)	18,922,318	22.2%	1,073	1.7%	1,214	43.6%
Phillip Frost, M.D. (11)	21,348,125	25.0%	525	*	1,267	45.5%
Frost Gamma Investments Trust (12)	21,347,500	25.0%	500	*	1,267	45.5%
Hsu Gamma Investments, L.P. (13)	3,670,000	4.4%	–	*	734	26.4%
Richard Rosenstock (14)	4,800,540	6.1%	–	*	–	*

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2017 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 79,007,423 shares of common stock issued and outstanding as of July 31, 2017. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of July 31, 2017. Each share of Series C Convertible Preferred Stock converts into 25 shares of common stock upon payment of a $4.20 per share of common stock conversion premium. Holders of Series C Convertible Stock are entitled to one vote for each share of Series C Convertible Stock.

(5)	Based on 2,782 shares of Series D Convertible Preferred Stock issued and outstanding as of July 31, 2017. Each share of Series D Convertible Preferred Stock converts into 5,000 shares of common stock. Holders of Series D Convertible Stock are entitled to one vote for each share of Series D Convertible Stock.

(6)	Common stock holdings include 2,150,000 shares of common stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock held by the Chin Hsiung Hsiao Family Trust A, and 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock held by Hsu Gamma Investments, L.P. Dr. Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(7)	Common stock holdings.

(8)	Common stock holdings include 250,000 shares of common stock which may be acquired upon conversion of 50 shares of Series D Convertible Preferred Stock. Includes securities held by the Taffy Gould Revocable Trust of which Ms. Gould is trustee and sole beneficiary and over which she has power to revoke. Does not include shares of common stock held by family members.

(9)	Includes186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of common stock which may be acquired upon conversion of 1,073 shares of Series C Convertible Preferred Stock.

(10)	Common stock holdings include 26,829 shares of common stock which may be acquired upon conversion of 1,073 Series C Convertible Preferred Stock and 5,820,000 shares of common stock which may be acquired upon conversion of 1,164 shares of Series D Convertible Preferred Stock.

(11)	Common stock holdings include 625 shares of common stock that may be acquired upon conversion of 25 shares of Series C Convertible Preferred Stock. Common stock and Preferred Stock holdings include beneficial ownership of shares held by Frost Gamma Investments Trust (See Note 12).

(12)	Common stock holdings include 12,500 shares of common stock that may be acquired upon conversion of 500 shares of Series C Convertible Preferred Stock and 6,335,000 shares of common stock that may be acquired upon conversion of 1,267 shares of Series D Convertible Preferred Stock. Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(13)	Common stock holdings include 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock. Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(14)	Common stock holdings include 1,387,916 shares held directly, 166,200 shares held in a retirement account for the benefit of Richard J. Rosenstock, 10,000 shares held by Mr. Rosenstock’s spouse, 3,200,000 shares owned by Mr. Rosenstock’s spouse as trustee for Mr. Rosenstock’s spouse, 65,900 shares owned in an IRA for the benefit of Mr. Rosenstock’s spouse, 65,000 shares owned in an IRA for the benefit of Mr. Rosenstock and 640,540 shares owned by the Rosenstock Family partnership.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2017, no options have been granted under the 2011 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	–	$–	4,000,000
Equity compensation plans not approved by security holders(2)	–	–	–

Total	–	$–	4,000,000

(1)	Non-Invasive Monitoring Systems, Inc. 2011 Stock Option Plans. The 2011 Plan authorizes up to 4,000,000 shares of our common stock. No options have been granted under the 2011 Stock Option Plan.

(2)	There are no outstanding options that were not granted under shareholder approved plans.

In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2017.

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

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded, medical device manufacturer, Cogint, Inc. (“Cogint”) (formerly known as IDI, Inc.), a publicly-traded data fusion company and VBI Vaccines Inc, a vaccine development company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of Cogint and as the Chief Legal Officer of TransEnterix. We recorded aggregate fees of $5,000 for the year ended July 31, 2017 for the sharing of costs under this arrangement with TransEnterix.

On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by the Company’s Chairman and Interim CEO(together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2017, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the 2011 Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by the Company’s Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “2012 Hsu Gamma Note”). The interest rate payable by the Company on the 2012 Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On February 22, 2013, we entered into a promissory note in the amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer (the “2013 Hsiao Note”). The interest rate payable by the Company on the 2013 Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2018. The 2013 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 24, 2014, we entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On February 2, 2015, we entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Note”) in the amount of $100,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2018. The April 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On August 12, 2015, we entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the “August 2015 Frost Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The August 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “October 2015 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the October 2015 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The October 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “October 2015 Hsiao Note”). The interest rate payable by the Company on the October 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The October 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The June 2016 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by NIMS on the June 2016 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The June 2016 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “April 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “April 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2018. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “September 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2018. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “September 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, payable on the maturity date of July 31, 2018. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

Fees and Services

The following table sets forth the total fees billed to us by MBAF for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2017 and 2016.

	2017	2016
Audit Fees	$49,000	$49,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$49,000	$49,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2017 and 2016, 100% of the audit related services, tax services and all other services provided by MBAF for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 30, 2017	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 30, 2017
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Marvin A. Sackner, M.D	Director	October 30, 2017
Marvin A. Sackner, M.D

/s/ Taffy Gould	Director	October 30, 2017
Taffy Gould

/s/ Morton J. Robinson, M.D.	Director	October 30, 2017
Morton J. Robinson, M.D.

/s/ Steven D. Rubin	Director	October 30, 2017
Steven D. Rubin

/s/ Subbarao V. Uppaluri	Director	October 30, 2017
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 30, 2017
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 18, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19	Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20	Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22	Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23	2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

10.24	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated February 22, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 28, 2013).

10.25	Form of Stock Purchase Agreements dated as of April 8, 2013 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2013).

10.26	Fourth Amendment dated April 8, 2013 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 10, 2013).

10.27	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.28	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2013).

10.29	First Amendment dated July 31, 2013 to Promissory Note dated May 30, 2012 between the Company and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 6, 2013).

10.30	First Amendment dated July 31, 2013 to Promissory Note dated February 22, 2013 between the Company and Jane Hsiao (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 6, 2013).

10.31	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 26, 2014).

10.32	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2015).

10.33	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 20, 2015).

10.34	Fifth Amendment dated July 27, 2015 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 30, 2015).

10.35	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011(incorporated by reference from Exhibit 10.2 to Form 8-K filed July 30, 2015).

10.36	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor or Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 30, 2015

10.37	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 30, 2015).

10.38		Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 30, 2015).

10.39		First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 30, 2015).

10.40		First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 30, 2015).

10.41		First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 30, 2015).

10.42		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 14, 2015).

10.43		Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated October 27, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2015).

10.44		Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Jane Hsiao dated October 27, 2015 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2015).

10.45		Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated June 1, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 3, 2016).

10.46		Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Hsu Gamma Investments, L.P. dated June 1, 2016 (incorporated by reference from Exhibit 10.2 to Form 8-K filed June 3, 2016).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

