Form 10-Q
period 2017-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2017-12-14
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2017

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ] No [X]

79,007,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 14, 2017.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2017	July 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$76	$11
Prepaid expenses, deposits, and other current assets	10	10
Total current assets	86	21

Total assets	$86	$21

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities

Notes payable – Related party	$1,875	$1,775
Notes payable – other	50	50
Accounts payable and accrued expenses	1,518	1,425
Customer deposits	4	4
Total current liabilities	3,447	3,254

Total liabilities	$3,447	$3,254

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding, as of October 31, 2017 and July 31, 2017; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding, as of October 31, 2017 and July 31, 2017; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding as of October 31, 2017 and July 31, 2017; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding as of October 31, 2017 and July 31, 2017	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(26,146)	(26,018)
Total shareholders’ deficit	(3,361)	(3,233)
Total liabilities and shareholders’ deficit	$86	$21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

(In thousands, except per share data)

	Three months ended October 31,
	2017	2016
Revenues
Product sales, net	$–	$–
Total revenues	–	–

Operating costs and expenses

Cost of sales	–	–
Selling, general and administrative	76	79
Total operating costs and expenses	76	79

Operating loss	(76)	(79)

Interest expense, net	(52)	(48)
Net loss	$(128)	$(127)

Comprehensive net loss	$(128)	$(127)

Net loss attributable to common shareholders	$(128)	$(127)

Weighted average number of common shares outstanding - basic and diluted	79,007	79,007

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the three months ended October 31, 2017

(Dollars in Thousands)

	Preferred Stock								Additional	Accum-
	Series B		Series C		Series D		Common Stock		Paid in	ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2017	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,018)	$(3,233)

Net loss	–	–	–	–	–	–	–	–	–	(128)	(128)
Balance at October 31, 2017	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,146)	$(3,361)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2017 and 2016

	2017	2016
Operating activities
Net loss	$(128)	$(127)
Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	–	16
Accounts payable and accrued expenses	93	83
Net cash used in operating activities	(35)	(28)

Financing activities
Proceeds from notes payable – related party	100	–
Net cash provided by financing activities	100	–

Net increase (decrease) in cash	65	(28)
Cash, beginning of period	11	87
Cash, end of period	$76	$59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC

The (a) condensed consolidated balance sheet as of July 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2017, and results of operations and cash flows for the interim periods ended October 31, 2017 and 2016. The results of operations for the three months ended October 31, 2017, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2017.

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

The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of approximately $128,000 and $127,000 for the three month periods ended October 31, 2017 and 2016, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $26.1 million as of October 31, 2017, and has potential purchase obligations at October 31, 2017 (see note 9). The Company had $76,000 of cash at October 31, 2017 and negative working capital of approximately $3.4 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NON-INVASIVE MONITORING SYSTEMS, INC

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $76,000 and $11,000 on checking accounts at October 31, 2017 and July 31, 2017, respectively.

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

Inventories. Inventories are stated at net realizable value using the first-in, first-out method. The Company had fully written down its inventory during the year ended July 31, 2017 and had no inventory value at October 31, 2017.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There were no advertising and promotional costs incurred for the three months ended October 31, 2017 and 2016.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval. There were no research and development costs incurred for the three months ended October 31, 2017 and 2016.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three months ended October 31, 2017 and 2016, and management estimates that the Company’s accrued warranty expense at October 31, 2017 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2017 and July 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments such as cash, receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

NON-INVASIVE MONITORING SYSTEMS, INC

As of October 31, 2017, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy. Level 3 Inputs to the valuation methodology are those that are unobservable and significant to the fair value measurement.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

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

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $0 for the three months ended October 31, 2017 and 2016.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of October 31, 2017.

NON-INVASIVE MONITORING SYSTEMS, INC

As of October 31, 2017, there were no outstanding stock options. The Company did not grant any stock options during the three months ended October 31, 2017 or 2016.

5.	NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by the Company’s Chairman and Interim CEO (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2017 and July 31, 2017, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

NON-INVASIVE MONITORING SYSTEMS, INC

At October 31, 2017, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

Period Ending October 31,

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

The Company did not issue any shares of the Company’s common stock during the three months ended October 31, 2017 and 2016.

No preferred stock dividends were declared for the three months ended October 31, 2017 and 2016.

7.	BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2017 and 2016, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2017	October 31, 2016
Stock options	-	200,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,461,200	15,661,200

NON-INVASIVE MONITORING SYSTEMS, INC

8.	RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and continued on a month-to-month basis. In February 2016 the office space rent was reduced to $0 per month. The Company did not have any rent expense related to the Miami lease for the three months ended October 31, 2017 and 2016.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. As further described in Note 9, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company recorded $0 of rent expense related to the Hialeah lease for the quarters ended October 31, 2017 and 2016, respectively. At October 31, 2017 and 2016, approximately $115,000 in rent was payable.

Accounts payable related to the two leases above totaled approximately $191,000 as October 31, 2017 and July 31, 2017.

The Company has the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 5 to these consolidated financial statements.

The Company incurred interest expense related to the Credit Facility of approximately $28,000 for the three months ended October 31, 2017 and 2016. The Company also incurred interest expense related to the promissory notes of approximately $24,000 and $20,000 for the three months ended October 31, 2017 and 2016, respectively. Approximately $1,052,000 and $1,000,000 of accrued interest remained outstanding on the Credit Facility and promissory notes as of October 31, 2017 and July 31, 2017, respectively.

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

The Company recorded selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $9,000, respectively, for the three months ended October 31, 2017, and 2016. Accounts payable to TransEnterix related to these arrangements totaled approximately $2,000 and $800 respectively, at October 31, 2017 and July 31, 2017.

9.	COMMITMENTS

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

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $11,100 and $11,000 for the three months ended October 31, 2017 and 2016, respectively.

NON-INVASIVE MONITORING SYSTEMS, INC

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through October 31, 2017, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of October 31, 2017, the Company has approximately $41,000 of payables due to Sing Lin. As of October 31, 2017 and July 31, 2017, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of October 31, 2017, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 31, 2017, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

10.	RISKS AND UNCERTAINTIES AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of purchases and advances to contract manufacturer.

Purchases from and Advances to Contract Manufacturer. Substantially all of the Company’s current inventory has been acquired from Sing Lin pursuant to the now-terminated Agreement. The Company notified Sing Lin in June 2010 that it was terminating the agreement effective September 2010 (see note 9). If the Company is unable to establish a contract and obtain a sufficient alternative supply from Sing Lin or another supplier, it may not be able to procure additional inventory on a timely basis or in the quantities required. Sing Lin and its subcontractors currently maintain custody of the Company’s specialized tooling, which could adversely impact the Company’s ability to reallocate production to other vendors.

NON-INVASIVE MONITORING SYSTEMS, INC

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2018 or promissory notes due on July 31, 2018, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals; other factors described herein as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2017. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

NON-INVASIVE MONITORING SYSTEMS, INC

The Exer-Rest AT3800 and Exer-Rest AT4700, which were manufactured for us by Sing Lin prior to the termination of our agreement with them, are next generation versions of the Exer-Rest AT and further advance the acceleration therapeutic platform technology. The AT3800 (38” wide) and AT4700 (47” wide) models combine improved drive technology for quieter operation, a more comfortable “memory-foam” mattress, more convenient operation with a multi-function wireless remote and a more streamlined look to improve the WBPA experience. Sales of the Exer-Rest AT3800 and Exer-Rest AT4700 platforms began outside the United States in October 2008, and U.S. sales commenced in February 2009. The Company continues to try to sell Exer-Rest systems through its Interim CEO and various Board members.

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

NON-INVASIVE MONITORING SYSTEMS, INC

Three months ended October 31, 2017 compared to three months ended October 31, 2016

Revenues. Total revenues were $0 for the three months ended October 31, 2017 and 2016.

Cost of Sales. Cost of sales were $0 for the three months ended October 31, 2017 and 2016

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses decreased to $76,000 for the three months ended October 31, 2017 from $79,000 for the three months ended October 31, 2016. This $3,000 decrease was primarily attributable to a decrease in professional fees.

Research and development costs and expenses. There was no Research and development (“R&D”) costs and expenses for the three months ended October 31, 2017 and 2016.

Total operating costs and expenses. Total operating costs and expenses decreased to $76,000 for the three months ended October 31, 2017 from $79,000 for the three months ended October 31, 2016. This $3,000 decrease was attributable to the decreased SG&A costs and expenses discussed above.

Other expense. Other expense was $52,000 and $48,000 for the three months ended October 31, 2017 and 2016, respectively. The $4,000 increase was primarily related to an increase in interest expense resulting from the addition of interest bearing promissory notes entered into by the Company (see Note 5).

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and promissory notes. At October 31, 2017, we had approximately $76,000 of cash and negative working capital of approximately $3,360,000. We believe that the cash on hand at October 31, 2017 will not be sufficient to meet our anticipated cash requirements for operations over the next 12 months.

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

Net cash used in operating activities was $35,000 and $28,000 for three months ended October 31, 2017 and 2016, respectively. This $7,000 increase is primarily due to higher prepaid expenses and other assets during the three months ended October 31, 2016 compared to the three months ended October 31, 2017.

No cash was used or provided by investing activities for three months ended October 31, 2017 and 2016.

Net cash provided by financing activities was $100,000 and $0 for the three months ended October 31, 2017 and 2016, respectively. The $100,000 increase was a result of the $100,000 related party promissory notes (see Note 5).

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by the Company’s Chairman and Interim CEO (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of October 31, 2017, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

As of December 8, 2017, the Company had cash and cash equivalents of approximately $60,000, and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits Index

10.1	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 22, 2017 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 27, 2017).

10.2	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 22, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 27, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

NON-INVASIVE MONITORING SYSTEMS, INC

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2017	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 14, 2017	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

