Form 10-Q
period 2018-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2018-03-16
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2018

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _______________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite 180, Miami, Florida 33137

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (305) 575-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

79,007,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of March 7, 2018.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2018	July 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$12	$11
Prepaid expenses, deposits, and other current assets	9	10
Total current assets	21	21

Total assets	$21	$21

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,552	$1,425
Customer deposits	4	4
Notes payable – Related Party	1,875	1,775
Notes payable – Other	50	50
Total current liabilities	3,481	3,254

Total liabilities	$3,481	$3,254

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding.	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(26,245)	(26,018)

Total shareholders’ deficit	(3,460)	(3,233)
Total liabilities and shareholders’ deficit	$21	$21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Revenues
Product sales, net	$-	$5	$-	$6

Total revenues	-	5	-	6

Operating costs and expenses

Cost of sales	-	99	-	99
Selling, general and administrative	46	41	122	121

Total operating costs and expenses	46	140	122	220

Operating loss	(46)	(135)	(122)	(214)

Interest expense, net	(53)	(48)	(105)	(96)

Net loss	$(99)	$(183)	$(227)	$(310)

Weighted average number of common shares outstanding - Basic and diluted	79,007	79,007	79,007	79,007

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the six months ended January 31, 2018

(Dollars in Thousands)

	Preferred Stock
	Series B		Series C		Series D		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2017	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,018)	$(3,233)

Net Loss	–	–	–	–	–	–	–	–	–	(227)	(227)
Balance at January 31, 2018	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,245)	$(3,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Six months ended January 31, 2018 and 2017

	2018	2017
Operating activities
Net loss	$(227)	$(310)
Adjustments to reconcile net loss to net cash used in operating activities
Write down of inventory	-	99
Loss on disposal of asset	-	(3)

Changes in operating assets and liabilities
Accounts receivable - trade	-	(6)
Prepaid expenses, deposits and other current assets	1	32
Accounts payable and accrued expenses	127	133
Net cash used in operating activities	(99)	(55)

Investing activities
Sale of fixed asset	-	3
Net cash provided by investing activities	-	3

Financing activities
Proceeds from note payable – related party	100	-
Net cash provided by financing activities	100	-

Net increase (decrease) in cash	1	(52)
Cash, beginning of period	11	87
Cash, end of period	$12	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2018

The following (a) condensed consolidated balance sheet as of January 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2018 and results of operations and cash flows for the interim periods ended January 31, 2018 and 2017. The results of operations for the three and six months ended January 31, 2018 are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2017.

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

The Company’s condensed financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of approximately $227,000 and $310,000 for the six month periods ending January 31, 2018 and 2017, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $26.2 million as of January 31, 2018, and has potential purchase obligations at January 31, 2018 (see note 9). The Company had $12,000 of cash at January 31, 2018 and negative working capital of approximately $3,460,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

January 31, 2018

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $12,000 and $11,000, on deposit in bank operating accounts at January 31, 2018 and July 31, 2017, respectively.

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

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at January 31, 2018 and July 31, 2017 primarily consist of finished Exer-Rest units and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. The inventory had been fully impaired and has no reported book value (see Note 3).

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes at the enacted tax rate. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The utilization of the loss carryforward is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to the Internal Revenue Code Section 382. Tax years ranging from 2014 to 2017 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision. As a result of the valuation allowance, the enactment of the Tax Cuts and Jobs Act of 2017 had no effect on the statement of operations.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2018

Due to the timing of the enactment and complexity involved in applying the provisions of the Tax Act, the Company based our provisions on reasonable estimates of the Act’s effects in our financial statements as of December 31, 2017. The Company will complete its accounting for the Act after it has considered additional guidance issued by the U.S. Treasury Department, the IRS, state tax authorities and other standard-setting bodies, and have gathered and analyzed additional data relative to the Company’s calculations. This may result in adjustments to the provisional amounts, which would impact the provision for income taxes and effective tax rate in the period the adjustments are made.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There were no advertising and promotional costs incurred for the three and six months ended January 31, 2018 and 2017.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing and other costs to obtain FDA approval. There were no research and development costs incurred for the three months and six months then ended January 31, 2018 and 2017.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and six months ended January 31, 2018 and 2017, and management estimates that the Company’s accrued warranty expense at January 31, 2018 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2018 and July 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. As of January 31, 2018, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

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

January 31, 2018

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This standard addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this new standard will have a material impact on its Condensed Consolidated Financial Statements.

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

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $0 for the six months ended January 31, 2018 and 2017.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of January 31, 2018.

As of January 31, 2018, there were no outstanding stock options. The Company did not grant any stock options during the six months ended January 31, 2018 or 2017.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2018

5. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time without premium or penalty. As of January 31, 2018, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of July 31, 2018 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

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

January 31, 2018

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

2017 Promissory Notes. On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “April 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “April 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “September 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2018

At January 31, 2018, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

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

The Company did not issue any shares of the Company’s common stock during the six months ended January 31, 2018 and 2017.

No preferred stock dividends were declared for the three and six months ended January 31, 2018 and 2017.

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended January 31, 2018 and 2017, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2018	January 31, 2017
Stock options	-	200,000
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,461,200	15,661,200

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2018

8. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and continued on a month-to-month basis. In February 2016, the office space rent was reduced to $0 per month. The Company did not record any rent expense related to the Miami lease for the three and six months ended January 31, 2018.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. As further described in Note 10, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not record any rent expense related to the Hialeah warehouse for the three and six months ended January 31, 2018 and 2017.

Accounts payable related to the two leases above totaled approximately $191,000 as of January 31, 2018 and July 31, 2017.

The Company has the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 5 to these consolidated financial statements.

The Company incurred interest expense related to the Credit Facility of approximately $28,000 and $56,000 for the three and six months ended January 31, 2018 and 2017. The Company also incurred interest expense related to the promissory notes of approximately $26,000 and $50,000 for the three and six months ended January 31, 2018 and $20,000 and $40,000 for the three and six months ended January 31, 2017. Approximately $1,108,000 and $1,003,000 of accrued interest remained outstanding at January 31, 2018 and July 31, 2017, respectively.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device manufacturer, Cogint, Inc. (“Cogint”) (formerly known as IDI, Inc.), a publicly-traded data fusion company and VBI Vaccines Inc, a vaccine development company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as Corporate Counsel of Cogint and as the Chief Legal Officer of TransEnterix.

The Company recorded to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $18,000, respectively, for the three and six months ended January 31, 2018, and $9,000 and $18,000, respectively, for the three and six months ended January 31, 2017. Accounts payable to TransEnterix related to these arrangements totaled approximately $1,200 and $800 at January 31, 2018 and July 31, 2017.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2018

We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we have exercised our option to renew the lease and extended the expiration to September 15, 2017. Following the expiration, we have remained on a month-to-month term.

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $22,000 and $22,000 for the six months ended January 31, 2018 and 2017, respectively.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through January 31, 2018, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of January 31, 2018, the Company has approximately $41,000 of payables due to Sing Lin. As of January 31, 2018, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of January 31, 2018, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of the date of the issuance of these financial statements Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

10. RISKS AND UNCERTAINTIES AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of purchases and advances to contract manufacturer.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2018

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

11. SUBSEQUENT EVENTS

On February 15, 2018, Non-Invasive Monitoring Systems, Inc. (“NIMS”) entered into a Promissory Note in the principal amount of $100,000.00 with Frost Gamma Investments Trust (the “2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2018 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2018. The 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On February 15, 2018, NIMS entered into a Promissory Note in the principal amount of $100,000.00 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “2018 Hsu Gamma Note”). The interest rate payable by NIMS on the 2018 Hsu Gamma Note is 11% per annum, payable on the maturity date of July 31, 2018. The 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

NON-INVASIVE MONITORING SYSTEMS, INC.

January 31, 2018

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

NON-INVASIVE MONITORING SYSTEMS, INC.

January 31, 2018

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

NON-INVASIVE MONITORING SYSTEMS, INC.

January 31, 2018

Three and six months ended January 31, 2018 compared to three and six months ended January 31, 2017

Revenues. Total revenue was $0 for the three months and six months ended January 31, 2018, as compared to $5,000 and $6,000 for the three and six months ended January 31, 2017. This decrease resulted from no sales of Exer-Rest units during the three and six months ended January 31, 2018.

Cost of Sales. Cost of sales was $0 for the three and six months ended January 31, 2018, as compared to $99,000 for the three and six months ended January 31, 2017. This decrease primarily due to an approximate $99,000 inventory impairment adjustment during the three and six months ended January 31, 2017.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) was $46,000 and $122,000 for the three and six months ended January 31, 2018, respectively, and $41,000 and $121,000 for the three and six months ended January 31, 2017, respectively. The $5,000 and $1,000 increases were generally attributable to changes in the timing of invoices receipt and accrual.

Research and development costs and expenses. There was no Research and development (“R&D”) costs and expenses for the three and six months ended January 31, 2018 and 2017.

Total operating costs and expenses. Total operating costs and expenses was $46,000 and $122,000 for the three and six months ended January 31, 2018, respectively, and $140,000 and $220,000 for the three and six months ended January 31, 2017 respectively. The $94,000 and $98,000 decreases were primarily attributable to a $99,000 inventory impairment adjustment during the three and six months ended January 31, 2017.

Interest expense. Interest expense was $53,000 and $105,000 for the three and six months ended January 31, 2018, respectively, and $48,000 and $96,000 for the three and six months ended January 31, 2017 respectively. The $5,000 and $9,000 increases were primarily related to an increase in interest expense resulting from the addition of interest bearing promissory notes entered into by the Company (see Note 5).

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At January 31, 2018, we had approximately $12,000 of cash and negative working capital of approximately $3,460,000. We believe that the cash on hand at January 31, 2018 will not be sufficient to meet our anticipated cash requirements for operations over the next 12 months.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

January 31, 2018

Net cash used in operating activities was $99,000 and $55,000 for six months ended January 31, 2018 and 2017, respectively. This $44,000 increase is primarily due to changes in prepaid expenses, deposits and other current assets.

Net cash provided by investing activities was $0 and $3,000 for the six months ended January 31, 2018 and 2017. This $3,000 decrease was the result of the sale of a fixed asset during the six months ended January 31, 2017.

Net cash provided by financing activities $100,000 and $0 for the six months ended January 31, 2018 and 2017, respectively. The $100,000 increase was a result of obtaining related party promissory notes during the six months ended January 31, 2018 (see Note 5).

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim Chief Executive Officer, Jane H. Hsiao (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of January 31, 2018, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma note and the unrelated third party note is 11% per annum, payable on the maturity date of July 31, 2018 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

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

January 31, 2018

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

2017 Promissory Notes. On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “April 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “April 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “September 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

NON-INVASIVE MONITORING SYSTEMS, INC.

January 31, 2018

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

2018 Promissory Notes. On February 15, 2018, the Company entered into a Promissory Note in the principal amount of $100,000.00 with Frost Gamma Investments Trust (the “2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2018 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On February 15, 2018, the Company entered into a Promissory Note in the principal amount of $100,000.00 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “2018 Hsu Gamma Note”). The interest rate payable by NIMS on the 2018 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

As of March 10, 2017, the Company had cash and cash equivalents of approximately $198,000 and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

NON-INVASIVE MONITORING SYSTEMS, INC.

January 31, 2018

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits Index

10.1

Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated February 15, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 20, 2018).

10.2	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, dated February 15, 2018 (incorporated by reference from Exhibit 10.2 to Form 8-K filed February 20, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

NON-INVASIVE MONITORING SYSTEMS, INC.

January 31, 2018

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2018	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: March 16, 2018	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

NON-INVASIVE MONITORING SYSTEMS, INC.

January 31, 2018

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

