Form 10-Q
period 2018-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2018-06-14
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2018

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite 180, Miami, Florida 33137

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (305) 575-4207

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

79,007,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 14, 2018.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2018	July 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$157	$11
Prepaid expenses, deposits, and other current assets	9	10
Total current assets	166	21

Total assets	$166	$21

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,608	$1,425
Customer deposits	4	4
Notes payable – Related Party	2,075	1,775
Notes payable – Other	50	50
Total current liabilities	3,737	3,254

Total liabilities	$3,737	$3,254

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(26,356)	(26,018)

Total shareholders’ deficit	(3,571)	(3,233)
Total liabilities and shareholders’ deficit	$166	$21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Revenues
Product sales, net	$-	$-	$-	$6

Total revenues	-	-	-	6

Operating costs and expenses

Cost of sales	-	-	-	99
Selling, general and administrative	55	55	177	176

Total operating costs and expenses	55	55	177	275

Operating loss	(55)	(55)	(177)	(269)

Interest expense, net	(56)	(47)	(161)	(143)

Net loss	$(111)	$(102)	$(338)	$(412)

Weighted average number of common shares outstanding - Basic and diluted	79,007	79,007	79,007	79,007

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the nine months ended April 30, 2018

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2017	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,018)	$(3,233)
Net loss	–	–	–	–	–	–	–	–	–	(338)	(338)
Balance at April 30, 2018	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,356)	$(3,571)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Nine months ended April 30, 2018 and 2017

	2018	2017
Operating activities
Net Loss	$(338)	$(412)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	-
Changes in operating assets and liabilities
Accounts receivable – trade	-	-
Gain on disposal of assets	-	(3)
Write down of inventory	-	99
Inventories, net	-	-
Prepaid expenses, deposits and other current assets	1	47
Accounts payable and accrued expenses	183	168
Net cash used in operating activities	(154)	(101)

Investing activities
Sale of fixed asset	-	3
Net cash provided by investing activities	-	3
Financing activities
Proceeds from note payable – related party	300	100
Net cash provided by financing activities	300	100

Net increase in cash	146	2
Cash, beginning of period	11	87
Cash, end of period	$157	$89

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2018

The following (a) condensed consolidated balance sheet as of April 30, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2018, and results of operations and cash flows for the interim periods ended April 30, 2018 and 2017. The results of operations for the three and nine months ended April 30, 2018, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2017.

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

The Company’s condensed financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $338,000 and $412,000 for the nine month periods ended April 30, 2018 and 2017, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $26.4 million as of April 30, 2018 and has potential purchase obligations at April 30, 2018 (see note 10). The Company had $157,000 of cash at April 30, 2018 and negative working capital of approximately $3,571,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $157,000 and $11,000, on deposit in bank operating accounts at April 30, 2018 and July 31, 2017, respectively.

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

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2017 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. The Company had fully written down its inventory during the six months ended January 31, 2017 and had no inventory value at April 30, 2018.

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

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There were no advertising and promotional costs incurred for the three and nine months ended April 30, 2018 and 2017.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest® device and regulatory testing and other costs to obtain FDA approval. There were no research and development costs incurred for the nine months ended April 30, 2018 and year ended July 31, 2017.

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the three and nine months ended April 30, 2018 and 2017, and management estimates that the Company’s accrued warranty expense at April 30, 2018 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2018 and July 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. As of April 30, 2018, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

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

3. INVENTORIES

The Company recorded inventory valuation adjustments of $99,000 and $327,000 for the years ended July 31, 2017 and 2016, respectively. The $99,000 and $327,000 inventory valuation adjustment for the year ended July 31, 2017 and 2016, respectively, resulted from management’s business review and related assessment of the net realizable value of the Exer-Rest units. Factors in this determination included the age of inventory, recent historical sales, and the uncertainty of when the Company would have a sales team, either internal or through an alliance or collaboration, for the Exer-Rest. In light of the change in circumstances in connection with management’s business review which included a decision to not pursue re-hiring a sales force or such other alternatives in the foreseeable future, management reassessed its inventory valuation and recorded a provision on inventory.

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company recorded stock-based compensation of $0 for the nine months ended April 30, 2018 and 2017.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of April 30, 2018.

As of April 30, 2018, there were no outstanding stock options. The Company did not grant any stock options during the nine months ended April 30, 2018 or 2017.

5. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date and amounts outstanding are prepayable at any time without premium or penalty. As of April 30, 2018, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

At April 30, 2018, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

Year Ending July 31,

2018	2,125,000
$2,125,000

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

The Company did not issue any shares of the Company’s common stock for the nine months ended April 30, 2018 and 2017.

No preferred stock dividends were declared for the three and nine months ended April 30, 2018 and 2017.

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2018 and 2017, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	April 30, 2018	April 30, 2017
Stock options	-	-
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,461,200	15,461,200

8. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company owned by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s Common Stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and continued on a month-to-month basis. In February 2016, the office space rent was reduced to $0 per month. The Company did not record any rent expense related to the Miami lease for the three and nine months ended April 30, 2018.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. As further described in Note 9, the Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not record any rent expense related to the Hialeah warehouse for the three and nine months ended April 30, 2018 and 2017.

Accounts payable related to the two leases above totaled approximately $191,000 as of April 30, 2018 and July 31, 2017.

The Company has the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 5 to these consolidated financial statements.

The Company incurred interest expense related to the Credit Facility of approximately $27,000 and $83,000 for the three and nine months ended April 30, 2018 and 2017. The Company also incurred interest expense related to the promissory notes of approximately $29,000 and $78,000 for the three and nine months ended April 30, 2018 and $20,000 and $60,000 for the three and nine months ended April 30, 2017, respectively. Approximately $1,164,000 and $1,003,000 of accrued interest remained outstanding at April 30, 2018 and July 31, 2017, respectively.

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device manufacturer, Cogint, Inc. (“Cogint”) (formerly known as IDI, Inc.), a publicly-traded data fusion company, Red Violet, a publicly-traded software services company spun off from Cogint, Chromadex Corp., a publicly-traded integrated, global nutraceutical company devoted to improving the way people age., Eloxx Pharmaceuticals, Inc., a publicly-traded clinical-stage biopharmaceutical company developing novel RNA-modulating drug candidates that are designed to treat rare and ultra-rare premature stop codon diseases and VBI Vaccines Inc, a vaccine development company.

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

The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $9,000 and $27,000, respectively, for the three and nine months ended April 30, 2018, and $9,000 and $27,000, respectively, for the three and nine months ended April 30, 2017. Accounts payable to TransEnterix related to these arrangements totaled approximately $1,200 and $800 respectively, at April 30, 2018 and July 31, 2017.

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

Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $33,000 and $33,000 for the nine months ended April 30, 2018 and 2017, respectively.

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

Pursuant to the Agreement, Sing Lin designed, developed and manufactured the tooling required to manufacture the acceleration therapeutic platforms for a total cost to the Company of $471,000. Sing Lin utilized the tooling in the performance of its production obligations under the Agreement. The Company paid Sing Lin $150,000 of the tooling cost upon execution of the Agreement and $150,000 upon the Company’s approval of the product prototype concepts and designs. The balance of the final tooling cost became due and payable in September 2008 upon acceptance of the first units produced using the tooling and was paid in full during the year ended July 31, 2009.

Under the now-terminated Agreement, the Company also granted Sing Lin the exclusive distribution rights for the products in certain countries in the Far East, including Taiwan, China, Japan, South Korea, Malaysia, Indonesia and certain other countries. Sing Lin agreed not to sell the Products outside its geographic areas in the Far East.

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through April 30, 2018, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of April 30, 2018, the Company has approximately $41,000 of payables due to Sing Lin. As of April 30, 2018, and July 31, 2017, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of April 30, 2018, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010 and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of June 14, 2018, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement or pursue other potential remedies.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to royalties, inventory, tooling and equipment and contingencies. The Company’s accounting policy for loss contingencies complies with ASC 450-20-25-2. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Condensed Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2017. Actual results may materially differ from these estimates.

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

Three and Nine months ended April 30, 2018 Compared to Three and Nine months Ended April 30, 2017

Revenue. There was no revenue for the three and nine months ended April 30, 2018, as compared to $0 and $6,000 in revenue for the three and nine months ended April 30, 2017, respectively. The $6,000 decrease were due to decreased product sales in 2018. The revenue for the nine months ended April 30, 2017 was from the sale of an Exer-Rest that was previously classified as a fixed asset and from Exer-Rest accessories.

Cost of Sales. There were no Cost of sales for the three and nine months ended April 30, 2018 and was $0 and $100,000 for the three and nine months ended April 30, 2017, respectively. The $100,000 decrease was primarily due to the $99,000 write down of inventory during the nine months ended April 30, 2017.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were $55,000 and $177,000 for the three and nine months ended April 30, 2018, respectively, as compared to $55,000 and $176,000 for the three and nine months ended April 30, 2017, respectively.

Research and development costs and expenses. There were no Research and development costs and expenses (“R&D”) for the three and nine months ended April 30, 2018 and 2017.

Total operating costs and expenses. Total operating costs and expenses were $55,000 and $177,000 for the three and nine months ended April 30, 2018, respectively, as compared to $$55,000 and $275,000 for the three months and nine ended April 30, 2017, respectively. The $98,000 decrease was primarily attributable to the write down of inventory during the nine months ended April 30, 2017.

Other expense. Net interest expense was $56,000 and $161,000 for the three and nine months ended April 30, 2018, respectively, and net interest expense was $47,000 and $143,000 for the three and nine months ended April 30, 2017, respectively. The $9,000 and $18,000 respective increases for the three and nine month periods were related to increased balances outstanding under the Note and Security Agreement and Promissory Notes described in Note 5 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At April 30, 2018, we had approximately $157,000 of cash and negative working capital of approximately $3,571,000. We believe that the cash on hand at April 30, 2018 is not sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months.

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

Net cash used in operating activities was $154,000 and $101,000 for nine months ended April 30, 2018 and 2017, respectively. This $53,000 increase was primarily due to a decrease in prepaid expenses and other current assets.

Net cash used in investing activities was $0 and $3,000 for the nine months ended April 30, 2018 and 2017, respectively. This $3,000 decrease was the result of the sale of a fixed asset during the nine months ended April 30, 2017.

Net cash provided by financing activities was $300,000 and $100,000 for the nine months ended April 30, 2018 and 2017, respectively, from proceeds from the Promissory Notes described in Note 5.

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2018 (the “Credit Facility Maturity Date”). The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date and amounts outstanding are prepayable at any time without premium or penalty. As of April 30, 2018, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

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

As of June 14, 2018, the Company had cash and cash equivalents of approximately $153,000 and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

April 30, 2018

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2018	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: June 14, 2018	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

