Form 10-K
period 2018-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2018-11-13
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of September 24, 2018 was: $6.3 million.

As of November 7, 2018, there were 79,007,423 shares of common stock, $0.01 par value outstanding.

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

* * * * *

PART I

Item 1. Business.

General

Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company,” “NIMS,” “we,” “us” or “our”) was incorporated under the laws of the State of Florida on July 16, 1980. The Company’s offices are located at 4400 Biscayne Boulevard, Miami, Florida, 33137 and its telephone number is (305) 575-4207. The Company’s business is the research, development, manufacture and marketing of a line of motorized, non-invasive, whole body, periodic acceleration platforms, which are intended as aids to increase local circulation and temporary relief of minor aches and pains, produce local muscle relaxation and reduce morning stiffness. Our current products are derivatives of our original acceleration platform, the AT-101 (described below), and are intended for use in homes, wellness and fitness centers, healthcare providers offices and clinics, nursing homes, assisted living facilities, sports facilities and hospitals.

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

We entered into a product development and supply agreement with Sing Lin Technology Co., Ltd. (“Sing Lin”) of Taichung, Taiwan on September 4, 2007. Under this agreement, Sing Lin began manufacturing the third generation versions of our patented Exer-Rest motorized platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700). We filed a 510(k) premarket notification submission with the FDA in October 2008 for approval to market the Exer-Rest line of platforms in the United States. The submission included 23 investigational and clinical studies on the vasodilatation properties of WBPA, as well as a controlled, four week clinical trial in a group of patients with chronic aches and pains carried out at the Center of Clinical Epidemiology and Biostatistics at the University of Pennsylvania Medical School. The submission supported Exer-Rest safety and efficacy for the intended uses as an aid to temporarily increase local circulation, to provide temporary relief of minor aches and pains and to provide local muscle relaxation. The FDA informed us in January 2009 that the full Exer-Rest line of products would be registered as Class I (Exempt) Medical Devices as described in the Company’s 510(k) premarket notification submission, at which time we commenced marketing the Exer-Rest in the United States. In June 2009, the FDA notified us that the additional intended use of the Exer-Rest as an aid to reduce morning stiffness would be added to the Exer-Rest’s FDA registration. We have historically marketed and sold our Exer-Rest devices in the United States, Canada, the UK, India, Mexico, the Middle East, the Far East and Latin America. We continue to have our devices available for sale.

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

Research and Development

In the past, we have sponsored or monitored research investigating the effectiveness of WBPA in chronic heart failure, mild traumatic brain injury, acute myocardial infarction, Parkinson’s disease, peripheral vascular disease and lymphedema.

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

As a company that manufactures medical devices, we are required to register with the FDA. As a result, we and any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Community, we will be required to maintain certain International Organization for Standardization (“ISO”) certifications in order to sell products and we or our manufacturers undergo periodic inspections by notified bodies to obtain and maintain these certifications. The Company did not maintain its ISO certificate in 2017 and no longer has ISO certification. These regulations require us or our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.

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

The final omnibus rule implementing the HITECH Act took effect on March 26, 2013. The rule is broad in scope, but certain provisions are particularly significant in light of our business operations. For example, the final “omnibus” rule implementing the HITECH Act:

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

Manufacturing

We have no commercial manufacturing facilities, and we do not intend to build commercial manufacturing facilities of our own in the foreseeable future. All of our manufacturing had been performed by Sing Lin, Genemax Medical Products Industry Corp (“Genemax”), QTM and other FDA registered contract manufacturers. Genemax manufactured our product under the management of Sing Lin. All of our contract manufacturers and their manufacturing facilities must comply with FDA regulations, current quality system regulations (referred to as QSRs), which include current good manufacturing practices, or cGMPs, and to the extent laboratory analysis is involved, current good laboratory practices, or cGLPs. We notified Sing Lin in June 2010 that we were terminating our manufacturing agreement with them, which termination was effective September 2010. As a result, we currently have no supplier contracted to manufacture our products, and Sing Lin and its suppliers are currently in possession of the tooling required to manufacture our products. If we are unable to enter into a new agreement for the manufacture and supply of our devices, whether with Sing Lin or another supplier we may not be able to procure additional inventory on a timely basis, in the quantities we require or at all. We estimate that our existing inventory of Exer-Rest products will, at a minimum, be sufficient to meet demand through the end of the 2019 fiscal year.

Sales & Marketing

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

Our consolidated financial statements for the years ended July 31, 2018 and 2017 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2018 and 2017 were $0.4 and $0.5 million respectively. As of July 31, 2018, we had an accumulated deficit of $26.5 million. Although we have obtained regulatory clearance to market our principal products in the US and abroad, there can be no assurance that our products will achieve market acceptance. Market acceptance of our products may depend upon, among other things: the timing of market introduction of competitive products; the safety and efficacy of our products; and the potential advantage or disadvantages of alternative treatments. If our products fail to achieve market acceptance, we may not be able to generate significant revenues or be profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

We will require additional funding, which may not be available to us on acceptable terms, or at all.

We will need to raise additional capital in order for us to continue as a going concern. We have reached our borrowing limit under our existing $1.0 million secured credit facility. In addition, we borrowed $1.1 million in promissory notes consisting of $525,000 from Frost Gamma Investments Trust between September 2011 and February 2018 and $50,000 from an unrelated third party in September 2011, $300,000 from Hsu Gamma Investments, L.P. in between May 2012 and February 2018 and $250,000 from Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer, between February 2013 and September 2017. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. We cannot assure you that we could obtain such approval. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate our research and development programs and operations. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We terminated the Product and Supply Agreement with Sing Lin and may potentially be obligated to pay amounts under the agreement.

The now-terminated product and supply agreement with Sing Lin contained obligations to purchase approximately $2.6 million of Exer-Rest units within one year of acceptance of the final product, and an additional $4.1 million and $8.8 million of products in the second and third years following acceptance of the final product, respectively. Under the product and supply agreement, we were required to pay a portion of the product purchase price at the time production orders were placed, with the balance due upon delivery. Through July 31, 2018, we paid Sing Lin $1.7 million in connection with orders placed through that date, with the last payment being made in July 2009. As of the filing date we had not placed orders sufficient to satisfy the first-year or second-year minimum purchase obligations under the agreement. We notified Sing Lin in June 2010 that we were terminating the agreement effective September 2010, and Sing Lin in July 2010 demanded that we place orders sufficient to fulfill the three year purchase obligations under the agreement. As of October 24, 2018 Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its rights under the product and supply agreement, or pursue other available remedies. If Sing Lin seeks to enforce remedies against us, any such remedies could have a material adverse effect on our business, liquidity and results of operations.

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

In the U.S., there have been a number of legislative and regulatory initiatives, at both the federal and state government levels, to change the healthcare system in ways that, if approved, could affect our ability to sell our products and provide our laboratory services profitably. As such, we cannot assure you that reimbursement payments under governmental and private third party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private payor programs could negatively affect our business.

Most significantly, on March 23, 2010, President Obama signed into law both the Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States. However, as discussed in further detail below, the current Presidential administration has attempted to repeal and replace the 2010 Health Care Reform Legislation.

Beyond coverage and reimbursement changes, the 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. However, a two-year moratorium on the tax was issued on December 18, 2015. The moratorium was extended for an additional two-year period on January 22, 2018. As such, the excise tax does not apply to sales in 2016 through 2019. The return of the tax in January 2020 will likely increase our expense in the future.

Additionally, the 2010 Health Care Reform Legislation included significant fraud and abuse measures, including (i) required disclosures under the Open Payments Program (which implements the requirements of the Physician Payments Sunshine Act), which in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare and Medicaid to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year, (ii) lower thresholds for violations, and (iii) increasing potential penalties for such violations. Federal funding available for combating health care fraud and abuse generally has increased. Many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we could be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

Prior to the 2016 U.S. elections (including the current Presidential administration), regulations under the 2010 Health Care Reform Legislation were expected to continue being drafted, released and finalized throughout the next several years. In 2017, the President and members of Congress sought to repeal and replace the 2010 Health Care Reform Legislation. It is uncertain whether such repeal and replace legislation will be enacted into law, and if enacted, what the impact might be on our business. It is also uncertain whether regulatory changes to the implementation of the 2010 Health Care Reform Legislation will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the 2010 Health Care Reform Legislation, or regulatory changes to its implementation, cannot be known until a new law is enacted or existing law is implemented through regulations or guidance issued by the CMS and other federal and state health care agencies. Because of the continued uncertainty about the implementation of the 2010 Health Care Reform Legislation, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the 2010 Health Care Reform Legislation or its repeal on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. In addition, litigation may prevent some or all of the legislation from taking effect. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the United States Health and Human Services Department Office of Inspector General (“OIG”), have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry. In addition, certain states, such as New York, requires that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program. Also, under the 2010 Health Care Reform Legislation, the U.S. Department of Health and Human Services, or HHS, requires suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted U.S. healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations and train our employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.06 and $0.17 for the 52-week period ended July 31, 2018. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 designated shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 24, 2018, there were outstanding: a) 79,007,423 shares of our common stock, b) 100 shares of our Series B preferred stock, c) 62,048 shares of our Series C preferred stock, each currently convertible into 25 shares of our common stock and d) 2,782 shares of our Series D preferred stock, each currently convertible into 5,000 shares of our common stock. Also as of October 24, 2018, there were no outstanding options to purchase shares of our common stock, and we have reserved 1,551,200 shares of our common stock for issuance upon conversion of our Series C preferred stock and 13,910,000 shares of our common stock for issuance upon conversion of our Series D preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTCBB.

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

We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and expired on September 31, 2015 and we have exercised our option to renew the lease and extended the expiration to September 15, 2017. Following the expiration, we have remained on a month-to-month term.

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

Quarter Ended	High	Low
October 31, 2016	$0.15	$0.07
January 31, 2017	$0.20	$0.10
April 30, 2017	$0.19	$0.14
July 31, 2017	$0.18	$0.13
October 31, 2017	$0.17	$0.14
January 31, 2018	$0.16	$0.09
April 30, 2018	$0.10	$0.06
July 31, 2018	$0.15	$0.08

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. At July 31, 2018, we had 1,385 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

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

Results of Operations

Our Exer-Rest AT3800 and AT4700, which we developed under our former agreement with Sing Lin, became available for sale in October 2008. In January 2009, the Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our U.S. and international sales activity with marketing and promotional pricing beginning in February 2009.

Year Ended July 31, 2018 Compared to Year Ended July 31, 2017

Revenue. There was no revenue for the year ended July 31, 2018, as compared to $6,000 for the year ended July 31, 2017. This $6,000 decrease resulted from not having sales of our Exer-Rest platform units. Exer-Rest platform unit sales for the 2018 fiscal year decreased 100% over the 2017 fiscal year.

Cost of sales. There was no cost of sales for the year ended July 31, 2018, as compared to $100,000 for the year ended July 31, 2017. This $100,000 net decrease was primarily attributed a $99,000 inventory impairment adjustment that included the write-off of spare parts and Exer-Rest units for the year ended July 31, 2017.

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses was $225,000 for the year ended July 31, 2018, as compared to $201,000 for the year ended July 31, 2017. This $24,000 net increase was primarily from professional fees and insurance expense. There was no stock-based compensation expense for the years ended July 31, 2018 and 2017.

Total operating costs and expenses. Total operating costs and expenses was $225,000 for the year ended July 31, 2018, as compared to $301,000 for the year ended July 31, 2017. This $76,000 decrease is primarily attributable to the inventory impairment adjustments noted above.

Interest expense. Interest expense was $220,000 for the year ended July 31, 2018, as compared to $193,000 for the year ended July 31, 2017. This $27,000 increase was primarily attributable to the increase in net interest expense resulting from the additional promissory notes entered into during the year ended July 31, 2018 as described in Note 5.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us. We currently do not have any additional borrowing capacity under our $1.0 million revolving credit facility, described below. In September 2011, we issued two promissory notes in the aggregate principal amount of $100,000, in May 2012 we issued an additional promissory note in the principal amount of $50,000, in February 2013 we issued an additional promissory note in the principal amount of $50,000, in September 2014 we issued an additional promissory note in the principal amount of $50,000, in February 2015 we issued an additional promissory note in the principal amount of $50,000, in April 2015 we issued an additional promissory note in the principal amount of $100,000, in August 2015 we issued an additional promissory note in the principal amount of $25,000, in October 2015 we issued two promissory notes in the aggregate principal amount of $100,000, in June 2016 we issued two promissory notes in the aggregate principal amount of $200,000, in April 2017 we issued two promissory notes in the aggregate principal amount of $100,000, in September 2017 we issued two promissory notes in the aggregate principal amount of $100,000 and most recently in February 2018 we issued two promissory notes in the aggregate principal amount of $200,000 for a total aggregate principal amount of $1,125,000 from promissory notes.

At July 31, 2018, we had cash of $90,000 and negative working capital of approximately $1,553,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. We anticipate that we will require additional external financing to continue operations beyond December 2018. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $221,000 for the year ended July 31, 2018 as compared to $176,000 for the year ended July 31, 2017. This $45,000 increase was principally due to increased accounts payable and accrued expenses during the year ended July 31, 2018.

Net cash provided by financing activities increased to $300,000 for the year ended July 31, 2018 as compared to $100,000 for the year ended July 31, 2017. This $200,000 increase was principally due to a decrease in proceeds from promissory notes in 2018 (see Note 5 to the accompanying audited consolidated financial statements).

At July 31, 2018, the Company had available Federal and State net operating loss carry forwards of approximately $16.4 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2019. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

2010 Credit Facility. On March 31, 2010, we entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of our common stock, and Hsu Gamma Investments, LP, an entity controlled by our Chairman (together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of our personal property. We are permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2020 (the “Credit Facility Maturity Date”). The Company received a waiver from the lenders relating to the covenant prohibiting aggregate borrowings in excess of $100,000. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2018, we had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, we entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2020 (the “Promissory Notes Maturity Date”). We may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, we entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by our Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “Hsu Gamma Note”). The interest rate payable by the Company on the Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2020. The Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2013 Promissory Note. On February 22, 2013, we entered into a promissory note in the amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer (the “2013 Hsiao Note”). The interest rate payable by the Company on the 2013 Hsiao Note is 11% per annum, originally payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2020. The 2013 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2014 Promissory Note. On September 24, 2014, we entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2020. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

2015 Promissory Notes. On February 2, 2015, we entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2020. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Note”) in the amount of $100,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to July 31, 2020. The April 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On August 12, 2015, we entered into a promissory note in the principal amount of $25,000 with Frost Gamma (the “August 2015 Frost Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the August 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2020. The August 2015 Frost Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “October 2015 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the October 2015 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2020. The October 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On October 27, 2015, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer (the “October 2015 Hsiao Note”). The interest rate payable by the Company on the October 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2020. The October 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2016 Promissory Notes. On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma (the “June 2016 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the June 2016 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2020. The June 2016 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by NIMS on the June 2016 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2020. The June 2016 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2017 Promissory Notes. On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “April 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2020. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “April 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to July 31, 2020. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “September 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2017 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2020. The 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by NIMS’ Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “September 2017 Hsu Gamma Note”). The interest rate payable by NIMS on the 2017 Hsu Gamma Note is 11% per annum, payable on the maturity date of July 31, 2020. The 2017 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2018 Promissory Notes. On February 15, 2018, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma Investments Trust (the “2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2018 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2020. The 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On February 15, 2018, NIMS entered into a promissory note in the principal amount of $100,000 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “2018 Hsu Gamma Note”). The interest rate payable by NIMS on the 2018 Hsu Gamma Note is 11% per annum, payable on the maturity date of July 31, 2020. The 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

As of October 19, 2018, we had cash and cash equivalents of approximately $40,000 and did not have any further funding available under the Credit Facility. We do not expect to generate significant revenues from sales of Exer-Rest platforms and anticipate that we will not have sufficient funds to repay debt and continue operations without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Non-Invasive Monitoring Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Non-Invasive Monitoring Systems, Inc. and subsidiaries (the “Company”) as of July 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended July 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2018, and the consolidated results of their operations and their cash flows for the year ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses, cash outflows from operating activities, has an accumulated deficit and substantial purchase commitment that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP

Fort Lauderdale, FL

November 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Non-Invasive Monitoring Systems, Inc.

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2017, and the related consolidated comprehensive statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Non-Invasive Monitoring Systems, Inc. and subsidiaries as of July 31, 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morrison, Brown Argiz & Farra, LLC

Morrison, Brown Argiz & Farra, LLC

Miami, Florida

October 30, 2017

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2018	July 31, 2017
ASSETS
Current assets
Cash	$90	$11
Prepaid expenses, deposits, and other current assets	20	10

Total current assets	110	21

Total assets	$110	$21

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Notes payable – Related party	$-	$1,775
Notes Payable – other	-	50
Accounts payable and accrued expenses	1,659	1,425
Customer deposits	4	4

Total current liabilities	1,663	3,254

Long Term liabilities
Notes payable – Related party	2,075	-
Notes Payable – other	50	-

Total long term liabilities	2,125	-

Total liabilities	3,788	3,254

Commitments and Contingencies (Note 9)

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding as of July 31, 2018 and 2017, respectively; liquidation preference $10	–	–
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding as of July 31, 2018 and 2017, respectively; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding as of July 31, 2018 and 2017, respectively; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding as of July 31, 2018 and 2017	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(26,463)	(26,018)
Total shareholders’ deficit	(3,678)	(3,233)
Total liabilities and shareholders’ deficit	$110	$21

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS

Years ended July 31, 2018 and 2017

(In thousands, except per share data)

	2018	2017
Revenues
Product sales, net	$–	$6

Operating costs and expenses

Cost of sales (including inventory provision of $99 for 2017)	–	100
Selling, general and administrative	225	201

Total operating costs and expenses	225	301

Operating loss	(225)	(295)

Interest expense	(220)	(193)

Net loss	$(445)	$(488)

Weighted average number of common shares outstanding - basic and diluted	79,007	79,007

Basic and diluted loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2018 and 2017

(Dollars in Thousands)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2016	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(25,530)	$(2,745)
Net loss	–	–	–	–	–	–	–	–	–	(488)	(488)
Balance at July 31, 2017	100	–	62,048	62	2,782	3	79,007,423	790	21,930	(26,018)	(3,233)
Net loss	–	–	–	–	–	–	–	–	–	(445)	(445)
Balance at July 31, 2018	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,463)	$(3,678)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2018 and 2017

(Dollars in Thousands)

	2017	2016
Operating Activities
Net loss	$(445)	$(488)
Adjustments to reconcile net loss to net cash used in operating activities:

Write down of inventory	–	99
Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	(10)	46
Accounts payable and accrued expenses	234	167
Net cash used in operating activities	(221)	(176)

Financing Activities
Proceeds from note payable – related party	300	100
Net cash provided by financing activities	300	100

Net (decrease) increase in cash	79	(76)
Cash, beginning of year	11	87
Cash, end of year	$90	$11

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

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

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses in the amount of $0.4 and $0.5 million for the years ended July 31, 2018 and 2017, respectively, and has experienced negative cash outflows from operating activities. The Company also has an accumulated deficit of $26.5 million as of July 31, 2018, and has purchase commitments at July 31, 2018 (see Note 9). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

As further discussed in Note 9, the Company in 2010 terminated its agreement with Sing Lin. As of July 31, 2018, the Company has payables due to Sing Lin of approximately $41,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements for the years ended July 31, 2018 and 2017 include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation, which has no current operations. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $90,000 and $11,000 in checking accounts at July 31, 2018 and 2017, respectively.

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

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2018 and 2017 had been written down to zero.

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

Segments The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Taxes Assessed on Revenue-Producing Transactions. The Company presents sales taxes assessed on revenue-producing transactions between a seller and customer using the net presentation; thus, sales and cost of revenues are not affected by such taxes.

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2015 to 2018 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

Revenue Recognition. The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. The Company’s revenue consists of product sales and parts. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.

Advertising Costs. The Company expenses all costs of advertising and promotions as incurred. There were no advertising and promotional costs for the years ended July 31, 2018 and 2017.

Research and Development Costs. Research and development costs are expensed as incurred, and primarily consist of payments to third parties for research and development of the Exer-Rest device and regulatory testing costs to obtain FDA approval.

Warranties. The Company’s warranties are two years on all Exer-Rest products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred for the years ended July 31, 2018 and 2017, and management estimates that the Company’s accrued warranty expense at July 31, 2018 will be sufficient to offset claims made for units under warranty. Warranty accruals of approximately $12,000 are included in accounts payable and accrued expenses at July 31, 2018 and 2017.

Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, as operating expenses, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying stock options and is included in selling, general and administrative costs and expenses in the consolidated comprehensive statements of operations for all periods presented. Forfeitures are accounted for when they occur.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments such as cash and cash equivalents, royalties and other receivables, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

As of July 31, 2018 and 2017, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations. There were no transactions that resulted in comprehensive income or losses during the years ended July 31, 2018 or 2017.

Loss Contingencies. We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. In regard to legal costs, we record such costs as incurred.

Recent Accounting Pronouncements.

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated balance sheets or consolidated comprehensive statement of operations.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended and codified into Topic 606, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. As required, we adopted ASU 2014-09 using the modified retrospective approach on January 1, 2018.

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09 – Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Changes introduced by this relates to the timing of when unrecognized tax benefits are recognized, minimum statutory withholding requirements, and forfeitures, The Company implemented this ASU on August 1, 2017. The adoption of this update did not impact on the Company’s consolidated financial statements.

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

3. INVENTORIES

The Company’s inventory valuation is zero as of July 31, 2018. The Company recorded an inventory valuation adjustment of $99,000 during the year ended July 31, 2017. The $99,000 inventory valuation adjustment during the year ended July 31, 2017 resulted from management’s business review and related assessment of the net realizable value of the Exer-Rest units. Factors in this determination included the age of inventory, recent historical sales, and the uncertainty of when the Company would have a sales team, either internal or through an alliance or collaboration, for the Exer-Rest. In light of the change in circumstances in connection with management’s business review which included a decision to not pursue re-hiring a sales force or such other alternatives in the foreseeable future, management reassessed its inventory valuation and recorded a provision on inventory.

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record any stock based compensation expense for the years ended July 31, 2018 and 2017.

In November 2010, the Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2018.

The Company did not grant any stock options for the years ended July 31, 2018 and 2017.

A summary of the Company’s stock option activity for the years ended July 31, 2018 and 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Options outstanding, July 31, 2016	200,000	$0.430	.75	–
Options granted	–	$0.000
Options exercised	–	$0.000
Options expired	200,000	$0.430	–	–
Options outstanding, July 31, 2017	–	$0.000
Options granted	–	$–
Options exercised	–	$–
Options expired	–	$–
Options outstanding, July 31, 2018	–	$–	–	$–
Options expected to vest, July 31, 2018	–	$–	–	$–
Options exercisable, July 31, 2018	–	$–	–	$–

As of July 31, 2018, there were no unrecognized costs related to outstanding stock options.

5. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by the Company’s Chairman and Interim CEO(together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2020 (the “Credit Facility Maturity Date”). The Company received a waiver from the lenders relating to the covenant prohibiting aggregate borrowings in excess of $100,000. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2018 and 2017, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the 2011 Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2020 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by the Company’s Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “2012 Hsu Gamma Note”). The interest rate payable by the Company on the 2012 Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2012 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

2014 Promissory Note. On September 24, 2014, we entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

2015 Promissory Notes. On February 2, 2015, we entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Gamma Note”) in the amount of $100,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to the Promissory Notes Maturity Date. The April 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by the Company’s Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by the Company on the June 2016 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to the Promissory Notes Maturity Date. The June 2016 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2017 Promissory Notes. On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “April 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2017 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to the Promissory Notes Maturity Date. The April 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer, (the “September 2017 Hsiao Note”). The interest rate payable by the Company on the September 2017 Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date. The September 2017 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2018 Promissory Notes.

On February 15, 2018, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma Investments Trust (the “2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2018 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On February 15, 2018, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “2018 Hsu Gamma Note”). The interest rate payable by the Company on the 2018 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

As of the date these financial statements are issued, the Company was obligated under the above described Credit Facility and Promissory Notes to make future principal payments (excluding interest) as follows:

Year Ending July 31,

2020	$2,125,000

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

The Company did not convert any Preferred Stock and did not issue any shares of the Company’s common stock for the years ended July 31, 2018 and 2017. No preferred stock dividends have been declared as of July 31, 2018 or 2017.

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2018 and 2017, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2018	July 31, 2017
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,461,200	15,461,200

8. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrytal Pharma, Inc., a clinical stage biotechnology company, and in which Steve Rubin and Jane Hsiao, serve on the Board. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $5,000 for the years ended July 31, 2018 and 2017, respectively. Aggregate accounts payable to TransEnterix totaled approximately $800 and $800 at July 31, 2018 and 2017, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2018 and 2017, the Company did not record any rent expense related to the Miami lease. At July 31, 2018 and 2017, approximately $76,000 in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. The Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not record any rent expense related to the Hialeah lease for the years ended July 31, 2018 and 2017, respectively. At July 31, 2018 and 2017, approximately $115,000 in rent was payable under the previous Hialeah lease.

The Company has the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 5 to these consolidated financial statements. The Company incurred interest expense related to the Credit Facility of approximately $110,000 for the years ended July 31, 2018 and 2017, respectively. The Company also incurred interest expense related to the promissory notes of approximately $110,000 and $83,000 for the years ended July 31, 2018 and 2017, respectively. A total of $1.2 million and $1.0 million in accumulated interest payable on the Credit Facility and promissory notes remained outstanding as of July 31, 2018 and July 31, 2017, respectively, and is included in accounts payable and accrued expenses.

The Company is under common control with multiple entities and the existence of that control could result in operating results or financial position of each individual entity significantly different from those that would have been obtained if the entities were autonomous. One of those related parties, OPKO Health, Inc. (“OPKO”) and the Company are under common control and OPKO has a one percent ownership interest in the Company that OPKO has accounted for as an equity method investment due to the ability to significantly influence the Company.

9. COMMITMENTS AND CONTINGENCIES

Leases.

The Company is under an operating lease agreement for our corporate office space that expired in 2012. The lease currently continues on a month to month basis at no cost.

We house our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we exercised our option to renew the lease and extended the expiration to September 15, 2017. Following the expiration, we have remained on a month-to-month term.

The Pembroke Park lease agreement requires the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $45,000 and $44,000 for the years ended July 31, 2018 and 2017, respectively.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2018, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2018, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2018, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2018, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 24, 2018, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies.

10. ACCOUNTS PAYABLE AND ACCCRUED EXPENSES

Accounts payable and accrued expenses are summarized in the following table (in thousands):

	July 31, 2018	July 31, 2017
Accounts Payable	$417	$403
Accrued Interest	1,223	1,003
Accrued Warranty	12	12
Accrued Other	7	7
Total	$1,659	$1,425

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not affect the Company’s financial position, results of operations or cash flows for the years ended July 31, 2018 and 2017.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province of Canada. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2015 to 2018 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2014 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

On December 22, 2017, the “Tax Cuts and Jobs Act” (Tax Reform), was signed into law. In addition to changes or limitations to certain tax deductions, the Tax Cuts and Jobs Act permanently lowered the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, the Company reduced the amount of its net deferred tax assets by $2 million, with a corresponding decrease in the valuation allowance, which resulted in no net tax adjustment.

The difference between income taxes at the statutory federal income tax rate of 21% in 2018 and 34% in 2017 and income taxes reported in the consolidated comprehensive statements of operations are attributable to the following (in thousands):

	July 31, 2018	July 31, 2017
Income tax benefit at the federal statutory rate	$(95)	$(166)
State and local income taxes, net of effect of federal taxes	(20)	10
Stock-based compensation	-	272
Tax Reform – Reduction in tax rate	2,013	-
Decrease in valuation allowance	(1,898)	(116)
Provision for income tax	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2018	July 31, 2017
Federal and State net operating loss	$4,146	$5,988
Foreign net operating loss	18	18
Stock-based compensation and other	116	173
	4,281	6,179
Less: Valuation allowance	(4,281)	(6,179)
Net deferred tax asset	$–	$–

At July 31, 2018, the Company had available Federal and State net operating loss carry forwards of approximately $16.4 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2019. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $4.3 million valuation allowance at July 31, 2018 ($6.2 million at July 31, 2017) was necessary. The decrease in the valuation allowance for the years ended July 31, 2018 and 2017 were approximately $1.9 million (which includes a reduction of $2 million resulting from the change in federal tax rate from Tax Reform) and $116,000, respectively. The Company paid no taxes for the years 2018 or 2017.

12. RISKS AND UNCERTAINTIES AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of cash and purchases and advances to contract manufacturer.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2018. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the period ended July 31, 2018, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2018, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm EisnerAmper LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	71
Marvin A. Sackner, M.D.	86
Morton J. Robinson, M.D.	86
Steven D. Rubin	58
Subbarao V. Uppaluri, Ph.D.	69
Taffy Gould (former director)	76

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

Taffy Gould. Ms. Gould has served as a Director of the Company from December, 2000 to April 23, 2018 and served as Vice Chairman of the Board from April 2002 to October 2008. Since 1977, she has been the President of Housing Engineers of Florida, Inc., a Florida real estate management company. Since 2002 she has served as Chairman of the Oceania University of Medicine, an internationally accredited medical school located in Apia, Samoa. Additionally, she has served since March 2002 as the managing member of e-Medical Education, LLC, a company founded in 2002 that creates and delivers online medical education and administers the Oceania University of Medicine.

On April 23, 2018, Taffy Gould notified the Company of her resignation as a director.

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

Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President – Administration since May 2007 and as a director of the OPKO (NASDAQ: OPKO) since February 2007. Mr. Rubin currently serves on the board of directors of VBI Vaccines, Inc. (NASDAQ CM:VBIV), a commercial-stage biopharmaceutical company which develops, produces and markets next generation of vaccines to address unmet needs in infectious disease and immuno-oncology, Red Violet, Inc. (NASDAQ CM:RDVT), a software and services company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Cocrystal Pharma, Inc. (NASDAQ GM:COCP), a publicly traded biotechnology company developing new treatments for viral diseases, Eloxx Pharmaceuticals, Inc. (OTC US:ELOX), a clinical stage biopharmaceutical company dedicated to treating patients suffering from rare and ultra-rare disease caused by premature termination codon nonsense mutations, Castle Brands, Inc. (NYSE American:ROX), a developer and marketer of premium brand spirits, Neovasc, Inc. (NASDAQ CM:NVCN), a company that develops and markets medical specialty vascular devices, and ChromaDex Corp. (NASDAQ CM:CDXC), a science-based, integrated nutraceutical company devoted to improving the way people age. Mr. Rubin previously served as a director of Cogint, Inc. (NASDAQ GM:COGT), an information solutions provider focused on the data-fusion market, prior to the spin-off of its data and analytics operations and assets into Red Violet, Inc., Sevion Therapeutics, Inc., prior to its merger with Eloxx Pharmaceuticals, Inc., Dreams, Inc. (NYSE American:DRJ), a vertically integrated sports licensing and products company, Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc., SciVac Therapeutics, Inc. prior to its merger with VBI Vaccines, Inc., Tiger X Medical, Inc. prior to its merger with BioCardia, Inc., and PROLOR Biotech, Inc., prior to its acquisition by the OPKO in August 2013. Mr. Rubin also served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006.

Mr. Rubin brings extensive leadership, business, and legal experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally, to the Board. He has advised pharmaceutical companies in several aspects of business, regulatory, transactional, and legal affairs for more than 25 years. His experience as a practicing lawyer, general counsel, management executive and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.

Subbarao V. Uppaluri, Ph.D. Dr. Uppaluri has served as a Director of the Company since October 2008. Dr. Uppaluri served as Senior Vice President and Chief Financial Officer of OPKO from May 2007 until July 2012 and as a consultant of OPKO until February 2014. Dr. Uppaluri is a member of The Frost Group. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri previously served on the boards of OPKO, Winston Pharmaceuticals Inc., Ideation Acquisition Corp., Tiger X Medical, Inc. and Kidville.

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

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	71	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	51	Chief Financial Officer and Treasurer

Each of our officers serves until the earlier of her or his resignation, removal by the Board or death.

Biographical information for Jane H. Hsiao is set forth above.

James J. Martin. Mr. Martin, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller. Since February 2017, Mr. Martin has served as the Chief Financial Officer of Cocrystal Pharma, Inc (NASDAQ: COCP), a clinical stage biotechnology company. From January 2011 to October 2, 2013, Mr. Martin served as Chief Financial Officer of SafeStitch prior to its merger with TransEnterix, Inc. Since September 2014 Mr. Martin has served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (NASDAQ: VBIV), pharmaceutical development and manufacturing company. From April 2014 to September 2015, Mr. Martin served as Chief Financial Officer of Vapor Corp, Inc. (NASDAQ: VPCO), a vaporizer retail and wholesale company. From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero Pharmaceuticals, Inc. (“Aero”). Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. Mr. Martin previously has served as Vice President of Finance of Aero, a privately held pharmaceutical distributor.

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to Fiscal 2018, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.

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

Audit Committee

We have a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is composed of the following non-employee directors: Dr. Subbarao V. Uppaluri, Chairman and Steven D. Rubin. Our Board has determined that Dr. Uppaluri is an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2018 and 2017 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2018	–	–	–	–	–
	2017	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of July 31, 2018

The following table sets forth information with respect to outstanding option awards as of July 31, 2018 for our named executive officers(“NEO”). Our NEO’s do not have any outstanding stock options. We did not grant any stock awards in Fiscal 2018 or 2017.

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

We did not grant any stock awards in the year ended July 31, 2018 and we did not have any outstanding. As of July 31, 2018, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Marvin Sackner, M.D.	–
Morton J. Robinson, M.D.	–
Steven D. Rubin	–
Subbarao V. Uppaluri, Ph.D.	–

Director Compensation

For the year ended July 31, 2018, our Directors did not receive any compensation for their respective service on our Board or any committee thereof. Our Directors do not have any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 16, 2018 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)	No. of Shares Beneficially Owned(2)	Percent of Class (4)	No. of Shares Beneficially Owned(2)	Percent of Class (5)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (6)	16,220,000	19.1%	–	*	1,164	41.8%
Marvin A. Sackner, M.D., Director (7)	15,000	*	–	*	–	*
Morton Robinson, M.D., Director (8)	1,020,320	1.3%	1,073	1.7%	–	*
Steven D. Rubin, Director	100,000	*	–	*	–	*
Subbarao V. Uppaluri, Ph.D., Director	–	*	–	*	–	*
James J. Martin, Chief Financial Officer	25,000	*	–	*	–	*
All Directors and Executive Officers as a group (6 Persons) (9)	17,380,320	20.5%	1,073	1.7%	1,164	41.8%
Phillip Frost, M.D. (10)	21,348,125	25.0%	525	*	1,267	45.5%
Frost Gamma Investments Trust (11)	21,348,125	25.0%	500	*	1,267	45.5%
Hsu Gamma Investments, L.P. (12)	3,670,000	4.4%	–	*	734	26.4%
Richard Rosenstock (13)	5,535,556	7.0%	–	*	–	*

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2018 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 79,007,423 shares of common stock issued and outstanding as of July 31, 2018. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Based on 62,048 shares of Series C Convertible Preferred Stock issued and outstanding as of July 31, 2018. Each share of Series C Convertible Preferred Stock converts into 25 shares of common stock upon payment of a $4.20 per share of common stock conversion premium. Holders of Series C Convertible Stock are entitled to one vote for each share of Series C Convertible Stock.

(5)	Based on 2,782 shares of Series D Convertible Preferred Stock issued and outstanding as of July 31, 2018. Each share of Series D Convertible Preferred Stock converts into 5,000 shares of common stock. Holders of Series D Convertible Stock are entitled to one vote for each share of Series D Convertible Stock.

(6)	Common stock holdings include 2,150,000 shares of common stock that may be acquired upon conversion of 430 shares of Series D Convertible Preferred Stock held by the Chin Hsiung Hsiao Family Trust A, and 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock held by Hsu Gamma Investments, L.P. Dr. Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(7)	Common stock holdings.

(8)	Includes186,159 shares held jointly with Dr. Robinson’s spouse and 26,250 shares owned by Dr. Robinson’s spouse. Includes 26,829 shares of common stock which may be acquired upon conversion of 1,073 shares of Series C Convertible Preferred Stock.

(9)	Common stock holdings include 26,829 shares of common stock which may be acquired upon conversion of 1,073 Series C Convertible Preferred Stock and 5,820,000 shares of common stock which may be acquired upon conversion of 1,164 shares of Series D Convertible Preferred Stock.

(10)	Common stock holdings include 625 shares of common stock that may be acquired upon conversion of 25 shares of Series C Convertible Preferred Stock. Common stock and Preferred Stock holdings include beneficial ownership of shares held by Frost Gamma Investments Trust.

(11)	Common stock holdings include 12,500 shares of common stock that may be acquired upon conversion of 500 shares of Series C Convertible Preferred Stock and 6,335,000 shares of common stock that may be acquired upon conversion of 1,267 shares of Series D Convertible Preferred Stock. Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(12)	Common stock holdings include 3,670,000 shares of common stock that may be acquired upon conversion of 734 shares of Series D Convertible Preferred Stock. Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(13)

Common stock holdings include 1,387,916 shares held directly, 166,200 shares held in a retirement account for the benefit of Richard J. Rosenstock, 10,000 shares held by Mr. Rosenstock’s spouse, 3,200,000 shares owned by Mr. Rosenstock’s spouse as trustee for Mr. Rosenstock’s spouse, 65,900 shares owned in an IRA for the benefit of Mr. Rosenstock’s spouse, 65,000 shares owned in an IRA for the benefit of Mr. Rosenstock and 640,540 shares owned by the Rosenstock Family partnership. Based on Schedule 13G/A filing on May 26, 2015.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2018, no options have been granted under the 2011 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2018:

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

In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2018.

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

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrytal Pharma, Inc., a clinical stage biotechnology company, and in which Steve Rubin and Jane Hsiao, serve on the Board. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Company recorded additions to selling, general and administrative costs and expenses to account for the sharing of costs under these arrangements of $5,000 for the years ended July 31, 2018 and 2017, respectively. Aggregate accounts payable to TransEnterix totaled approximately $800 and $800 at July 31, 2018 and 2017, respectively.

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust (“Frost Gamma”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and Hsu Gamma Investments, LP (“Hsu Gamma”), an entity controlled by the Company’s Chairman and Interim CEO(together, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2013 and subsequently the date was extended to July 31, 2020 (the “Credit Facility Maturity Date”). The Company received a waiver from the lenders relating to the covenant prohibiting aggregate borrowings in excess of $100,000. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum, and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date, and amounts outstanding are prepayable at any time. As of July 31, 2018 and 2017, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by the Company on both the 2011 Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to July 31, 2020 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

2012 Promissory Note. On May 30, 2012, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma, an entity controlled by the Company’s Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “2012 Hsu Gamma Note”). The interest rate payable by the Company on the 2012 Hsu Gamma Note is 11% per annum, payable on the maturity date of September 12, 2014 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2012 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

2014 Promissory Note. On September 24, 2014, we entered into a promissory note (the “2014 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2014 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2014 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

2015 Promissory Notes. On February 2, 2015, we entered into a promissory note (the “2015 Hsiao Note”) in the principal amount of $50,000 with Jane Hsiao, our Chairman of the Board and Interim Chief Executive Officer. The interest rate payable by the Company on the 2015 Hsiao Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to the Promissory Notes Maturity Date. The 2015 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without penalty.

On April 16, 2015, we entered into a promissory note (“April 2015 Frost Gamma Note”) in the amount of $100,000 with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2015 Frost Note is 11% per annum, originally payable on the maturity date of July 31, 2015 and subsequently the date was extended to the Promissory Notes Maturity Date. The April 2015 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

On June 1, 2016, the Company entered into a promissory note in the principal amount of $100,000 with Hsu Gamma, an entity controlled by the Company’s Chairman of the Board and Interim Chief Executive Officer, Jane H. Hsiao, (the “June 2016 Hsu Gamma Note”). The interest rate payable by the Company on the June 2016 Hsu Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to the Promissory Notes Maturity Date. The June 2016 Hsu Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2017 Promissory Notes. On April 6, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma (the “April 2017 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the April 2017 Frost Gamma Note is 11% per annum, originally payable on the maturity date of July 31, 2017 and subsequently the date was extended to the Promissory Notes Maturity Date. The April 2017 Frost Gamma Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

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

On September 22, 2017, the Company entered into a promissory note in the principal amount of $50,000 with Jane Hsiao, the Company’s Chairman of the Board and Interim Chief Executive Officer, (the “September 2017 Hsiao Note”). The interest rate payable by the Company on the September 2017 Hsiao Note is 11% per annum, payable on the Promissory Notes Maturity Date. The September 2017 Hsiao Note may be prepaid in advance of the Promissory Notes Maturity Date without premium or penalty.

2018 Promissory Notes.

On February 15, 2018, the Company entered into a promissory note in the principal amount of $100,000.00 with Frost Gamma Investments Trust (the “2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by the Company on the 2018 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On February 15, 2018, the Company entered into a promissory note in the principal amount of $100,000.00 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “2018 Hsu Gamma Note”). The interest rate payable by the Company on the 2018 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

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

Director Independence

The Board of Directors, in the exercise of its reasonable business judgment, has determined that each of the Company’s directors qualifies as an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations, with the exception of Dr. Marvin Sackner, who previously was employed as the Company’s CEO. Dr. Subbarao V. Uppaluri and Steven D. Rubin comprise our Audit Committee, and each such person is “independent” for audit committee purposes as defined by the more stringent standard contained in Nasdaq Stock Market Rule 5605(c)(2).

Item 14. Principal Accountant Fees and Services.

Principal Accountant

Morrison, Brown, Argiz and Farra, LLC (“MBAF”) had served as our independent registered public accounting firm since May 14, 2009. On October 4, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company approved the engagement of EisnerAmper LLP (“EisnerAmper”) as the Company’s new independent registered public accounting firm for the fiscal year ending July 31, 2018. In connection with the selection of EisnerAmper, the Audit Committee dismissed MBAF as the Company’s independent registered public accounting firm on October 4, 2018.

Fees and Services

The following table sets forth the total fees billed to us by MBAF and EisnerAmper for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2018 and 2017.

	2018	2017
Audit Fees	$49,000	$49,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$49,000	$49,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2018 and 2017, 100% of the audit related services, tax services and all other services provided by MBAF for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: November 13, 2018	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	November 13, 2018
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Marvin A. Sackner, M.D	Director	November 13, 2018
Marvin A. Sackner, M.D

/s/ Morton J. Robinson, M.D.	Director	November 13, 2018
Morton J. Robinson, M.D.

/s/ Steven D. Rubin	Director	November 13, 2018
Steven D. Rubin

/s/ Subbarao V. Uppaluri	Director	November 13, 2018
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	November 13, 2018
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 18, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19	Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20	Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22	Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23	2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

10.24	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated February 22, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 28, 2013).

10.25	Form of Stock Purchase Agreements dated as of April 8, 2013 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2013).

10.26	Fourth Amendment dated April 8, 2013 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 10, 2013).

10.27	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.28	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2013).

10.29	First Amendment dated July 31, 2013 to Promissory Note dated May 30, 2012 between the Company and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 6, 2013).

10.30	First Amendment dated July 31, 2013 to Promissory Note dated February 22, 2013 between the Company and Jane Hsiao (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 6, 2013).

10.31	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 26, 2014).

10.32	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2015).

10.33	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 20, 2015).

10.34	Fifth Amendment dated July 27, 2015 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 30, 2015).

10.35	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011(incorporated by reference from Exhibit 10.2 to Form 8-K filed July 30, 2015).

10.36	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor or Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 30, 2015

10.37	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 30, 2015).

10.38	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 30, 2015).

10.39	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 30, 2015).

10.40	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 30, 2015).

10.41	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 30, 2015).

10.42	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 14, 2015).

10.43	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated October 27, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2015).

10.44	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Jane Hsiao dated October 27, 2015 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2015).

10.45	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated June 1, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 3, 2016).

10.46	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Hsu Gamma Investments, L.P. dated June 1, 2016 (incorporated by reference from Exhibit 10.2 to Form 8-K filed June 3, 2016).

10.47	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated April 6, 2017, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 10, 2017).

10.48	Non-Invasive Monitoring Systems, Inc. Promissory Note in favor of Hsu Gamma Investments, L.P. dated April 6, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 10, 2017).

10.49	Sixth Amendment dated July 20, 2017 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 26, 2017).

10.50	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.2 to Form 8-K filed July 26, 2017).

10.51	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 26, 2017).

10.52	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 26, 2017).

10.53	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 26, 2017).

10.54	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 26, 2017).

10.55	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 26, 2017).

10.56	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 26, 2017).

10.57	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.9 to Form 8-K filed July 26, 2017).

10.58		First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 27, 2015 (incorporated by reference from Exhibit 10.10 to Form 8-K filed July 26, 2017).

10.59		First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated October 27, 2015 (incorporated by reference from Exhibit 10.11 to Form 8-K filed July 26, 2017).

10.60		First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated June 1, 2016 (incorporated by reference from Exhibit 10.12 to Form 8-K filed July 26, 2017).

10.61		First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated June 1, 2016 (incorporated by reference from Exhibit 10.13 to Form 8-K filed July 26, 2017).

10.62		First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 6, 2017 (incorporated by reference from Exhibit 10.14 to Form 8-K filed July 26, 2017).

10.63		First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated April 6, 2017 (incorporated by reference from Exhibit 10.15 to Form 8-K filed July 26, 2017).

10.64		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 22, 2017 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 27, 2017).

10.65		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 22, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 27, 2017).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

