Form 10-Q
period 2018-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2018-12-17
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2018

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

79,007,423 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 17, 2018.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of October 31, 2018 (unaudited) and July 31, 2018	3

	Condensed Consolidated Comprehensive Statements of Operations for the three months ended October 31, 2018 and 2017 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the year ended July 31, 2018 and the three months ended October 31, 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2018 and 2017 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4.	MINE SAFETY DISCLOSURES	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

	SIGNATURES	24

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2018	July 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$39	$90
Prepaid expenses, deposits, and other current assets	26	20
Total current assets	65	110

Total assets	$65	$110

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,821	$1,659
Customer deposits	4	4
Total current liabilities	1,825	1,663

Long Term liabilities
Notes payable – Related Parties	2,075	2,075
Notes payable – Other	50	50
Total long term liabilities	2,125	2,125

Total liabilities	3,950	3,788

Commitments and Contingencies (Note 8)

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 79,007,423 shares issued and outstanding	790	790
Additional paid in capital	21,930	21,930
Accumulated deficit	(26,670)	(26,463)

Total shareholders’ deficit	(3,885)	(3,678)
Total liabilities and shareholders’ deficit	$65	$110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended October 31,
	2018	2017
Operating costs and expenses
Selling, general and administrative	$148	$76

Total operating costs and expenses	148	76

Operating loss	(148)	(76)

Interest expense, net	(59)	(52)

Net loss	$(207)	$(128)

Weighted average number of common shares outstanding - Basic and diluted	79,007	79,007

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

For the year ended July 31, 2018 and the three months ended October 31, 2018

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2017	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,018)	$(3,233)
Net loss	–	–	–	–	–	–	–	–	–	(445)	(445)
Balance at July 31, 2018	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,463)	$(3,678)
Net loss	–	–	–	–	–	–	–	–	–	(207)	(207)
Balance at October 31, 2018	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,670)	$(3,885)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2018 and 2017

	2018	2017
Operating activities
Net Loss	$(207)	$(128)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	(6)	-
Accounts payable and accrued expenses	162	93
Net cash used in operating activities	(51)	(35)

Financing activities
Proceeds from note payable – related parties	-	100
Net cash provided by financing activities	-	100

Net decrease in cash	(51)	65
Cash, beginning of period	90	11
Cash, end of period	$39	$76
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2018

The following (a) condensed consolidated balance sheet at July 31, 2018 was derived from audited annual financial statements, but do not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2018, and results of operations and cash flows for the interim periods ended October 31, 2018 and 2017. The results of operations for the three months ended October 31, 2018, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2018.

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

The Company’s condensed financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $207,000 and $128,000 for the three month periods ended October 31, 2018 and 2017, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $26.7 million as of October 31, 2018 and has potential purchase obligations at October 31, 2018 (see note 8). The Company had $39,000 of cash at October 31, 2018 and negative working capital of approximately $1,760,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as warranty accrual and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $39,000 and $90,000, on deposit in bank operating accounts at October 31, 2018 and July 31, 2018, respectively.

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at October 31, 2018 and July 31, 2018 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. The Company had fully written down its inventory during the year ended July 31, 2018 and had no inventory value at October 31, 2018 and July 31, 2018.

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

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The utilization of the loss carryforward is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to the Internal Revenue Code Section 382 (see note 10).

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2015 to 2018 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

As a result of the valuation allowance, the enactment of the Tax Cuts and Jobs Act of 2017 had no effect on the statement of operations. Due to the timing of the enactment and complexity involved in applying the provisions of the Tax Act, the Company based our provisions on reasonable estimates of the Act’s effects in our financial statements as of October 31, 2018.

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

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations. There were no transactions that resulted in comprehensive income or losses during the three months ended October 31, 2018 or 2017.

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. Warranty accrual of approximately $12,000 is included in accounts payable and accrued liabilities as of October 31, 2018 and July 31, 2018. There were no material warranty costs incurred during the three months ended October 31, 2018 and 2017, and management estimates that the Company’s accrued warranty expense at October 31, 2018 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2018 and July 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 — quoted prices in active markets for identical assets or liabilities.

Level 2 — other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

Level 3 — significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

Financial instruments recognized in the consolidated balance sheet consist of cash, prepaid expenses, deposits, and other current assets. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

As of October 31, 2018, the respective carrying value of the notes payable – related party and notes payable – other approximate our current borrowing rate for similar debt instruments of comparable maturity and are considered Level 3 measurements within the fair value hierarchy.

The following table presents changes in Level 3 financial liabilities measured at fair value on a recurring basis:

Level 3
Fair value of promissory notes at July 31, 2018	$2,125,000
Additions:	-
Reductions:	-
Changes in fair value	-
Fair value of contingent consideration at October 31, 2018	$2,125,000

Recent Accounting Pronouncements. The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated balance sheets or consolidated comprehensive statement of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This standard addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company implemented this ASU on October 1, 2018. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09 – Compensation – Stock Compensation (Topic 718). The amendments in this update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Changes introduced by this relates to the timing of when unrecognized tax benefits are recognized, minimum statutory withholding requirements, and forfeitures. The Company accounts for forfeitures as they occur. The Company implemented this ASU on August 1, 2017. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

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

3. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record stock-based compensation for the three months ended October 31, 2018 and 2017.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan `authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of October 31, 2018.

As of October 31, 2018, there were no outstanding stock options and there were no unrecognized costs related to outstanding stock options. The Company did not grant any stock options during the three months ended October 31, 2018 or 2017.

4. NOTES PAYABLE

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2020 (the “Credit Facility Maturity Date”). The Company received a waiver from the lenders relating to the covenant prohibiting aggregate borrowings in excess of $100,000. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date and amounts outstanding are prepayable at any time without premium or penalty. As of October 31, 2018, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of July 31, 2020 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

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

2018 Promissory Notes.

On February 15, 2018, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma Investments Trust (the “February 2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the February 2018 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The February 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On February 15, 2018, NIMS entered into a promissory note in the principal amount of $100,000 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “February 2018 Hsu Gamma Note”). The interest rate payable by NIMS on the February 2018 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The February 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

At October 31, 2018, the Company was obligated under the above described Credit Facility and promissory notes to make future principal payments (excluding interest) as follows:

Period Ending October 31,

2020	$2,125,000

5. SHAREHOLDERS’ EQUITY

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

The Company did not issue any shares of the Company’s common stock for the three months ended October 31, 2018 and 2017.

No preferred stock dividends were declared for the three months ended October 31, 2018 and 2017.

6. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2018 and 2017, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2018	October 31, 2017
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,461,200	15,461,200

7. RELATED PARTY TRANSACTIONS

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

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three months ended October 31, 2018 and 2017, the Company did not record any rent expense related to the Miami lease. At October 31, 2018 and July 31, 2018, approximately $76,000 in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. The Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not record any rent expense related to the Hialeah lease for the three months ended October 31, 2018 and 2017, respectively. At October 31, 2018 and July 31, 2018, approximately $115,000 in rent was payable under the previous Hialeah lease.

The Company has the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 4 to these consolidated financial statements. The Company incurred interest expense related to the Credit Facility and notes payable of approximately $59,000 and $52,000 for the three months ended October 31, 2018 and 2017, respectively. A total of $1.3 million and $1.2 million in accumulated interest payable on the Credit Facility and promissory notes remained outstanding as of October 31, 2018 and July 31, 2017, respectively, and is included in accounts payable and accrued expenses.

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

8. COMMITMENTS AND CONTINGENCIES

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

The Pembroke Park lease agreement requires the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $11,400 and $11,100 for the three months ended October 31, 2018 and 2017, respectively.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through October 31, 2018, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. Of this amount, $90,000 was previously included as advances to contract manufacturer. As of October 31, 2018, the Company has approximately $41,000 of payables due to Sing Lin. As of October 31, 2018, and July 31, 2018, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of October 31, 2018, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010 and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of October 31, 2018, Sing Lin has not followed up on its July 2010 demand. The Company believes this matter is likely beyond the statute of limitations to enforce. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement or pursue other potential remedies.

9. RISKS AND UNCERTAINTIES AND CONCENTRATIONS OF RISK

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

Accounts payable and accrued expenses are summarized in the following table (in thousands):

	October 31, 2018	July 31, 2018
Accounts Payable	$498	$417
Accrued Interest	1,282	1,223
Accrued Warranty	12	12
Accrued Other	29	7
Total	$1,821	$1,659

10. SUBSEQUENT EVENTS

On November 16, 2018, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma Investments Trust (the “November 2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the November 2018 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On November 16, 2018, the Company entered into a promissory note in the principal amount of $50,000 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “November 2018 Hsu Gamma Note”). The interest rate payable by NIMS on the November 2018 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The November 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On December 3, 2018, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”) with IRA Financial Trust Company, a South Dakota trust corporation (“IRA Trust”), IRA Financial Group LLC, a Florida limited liability company (“IRAFG” and, together with IRA Trust, “IRA Financial”), and their respective equity holders (the “Equityholders”). Upon the terms and subject to the conditions contained in the Exchange Agreement, the Company will issue to the Equityholders shares of a newly-designated series of its convertible preferred stock (the “Exchange Shares”) in exchange for 100% of the issued and outstanding equity in IRA Financial (the “Exchange”). In addition, the Company’s name is expected to become IRA Financial, Inc. upon completion of the Exchange.

Upon consummation of the Exchange, the Exchange Shares, on an as-converted basis, will comprise 85% of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, on a fully-diluted basis, after giving effect to the conversion or exchange of substantially all of the Company’s issued and outstanding preferred stock (other than the Exchange Shares) and all of the Company’s indebtedness, in each case for shares of the Company’s common stock, together with the Company’s consummation of $1.25 million in private equity financing, all as contemplated by the terms of the Exchange Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; immediate need for additional financing; the Company’s inability to repay the Credit Facility currently due on July 31, 2020 or Promissory Notes due on July 31, 2020, dependence on future sales of the Exer-Rest® motion platforms; current and future purchase commitments; competition; dependence on management; changes in healthcare rules and regulations; risks related to proprietary rights; government regulation, including regulatory approvals; other factors described herein as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2018. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under “Results of Operations” and “Liquidity and Capital Resources” should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory, tooling and equipment and contingencies. The Company’s accounting policy for loss contingencies complies with ASC 450-20-25-2. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Condensed Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2018. Actual results may materially differ from these estimates.

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

Three months ended October 31, 2018 Compared to Three months Ended October 31, 2017

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were $148,000 for the three months ended October 31, 2018 as compared to $76,000 for the three months ended October 31, 2017. The $72,000 increase was primarily due to legal expense related to the Company’s exploration of strategic alternatives.

Total operating costs and expenses. Total operating costs and expenses were $148,000 for the three months ended October 31, 2018 as compared to $76,000 for the three months ended October 31, 2017. The $72,000 increase is explained above in SG&A.

Interest expense. Net interest expense was $59,000 for the three months ended October 31, 2018 and net interest expense was $52,000 for the three months ended October 31, 2017. The $7,000 increases for the three month periods were related to increased balances outstanding under the Note and Security Agreement and Promissory Notes described in Note 4 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At October 31, 2018, we had approximately $39,000 of cash and negative working capital of approximately $1,760,000. We believe that the cash on hand at October 31, 2018 is not sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months.

We expect to incur losses from operations for the foreseeable future. It is likely that we will not be able to generate significant additional revenue and we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations. No assurance can be given that such additional financing will be available on acceptable terms or at all. We are also examining strategic alternatives and on December 3, 2018, entered into an Equity Exchange Agreement (the “Exchange Agreement”) with IRA Financial Trust Company, a South Dakota trust corporation (“IRA Trust”), IRA Financial Group LLC, a Florida limited liability company (“IRAFG” and, together with IRA Trust, “IRA Financial”), and their respective equity holders (the “Equityholders”). Upon the terms and subject to the conditions contained in the Exchange Agreement, the Company will issue to the Equityholders shares of a newly-designated series of its convertible preferred stock (the “Exchange Shares”) in exchange for 100% of the issued and outstanding equity in IRA Financial (the “Exchange”). Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities or to successfully examine strategic alternatives. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders.

Net cash used in operating activities was $51,000 and $35,000 for three months ended October 31, 2018 and 2017, respectively. This $16,000 increase was primarily due to an increase in net loss and accounts payable, offset by a decrease in prepaid expenses and other current assets.

2010 Credit Facility. On March 31, 2010, the Company entered into a new Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2020 (the “Credit Facility Maturity Date”). The Company received a waiver from the lenders relating to the covenant prohibiting aggregate borrowings in excess of $100,000. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. All amounts owing under the Credit Facility are required to be repaid by the Credit Facility Maturity Date and amounts outstanding are prepayable at any time without premium or penalty. As of October 31, 2018, the Company had drawn an aggregate of $1,000,000 under the Credit Facility and there is no available balance remaining.

2011 Promissory Notes. On September 12, 2011, the Company entered into two promissory notes in the principal amount of $50,000 each with Frost Gamma, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock, and with an unrelated third party for a total of $100,000. The interest rate payable by NIMS on both the Frost Gamma Note and the unrelated third party note is 11% per annum, payable on the maturity date of July 31, 2020 (the “Promissory Notes Maturity Date”). The Company may prepay either or both notes in advance of the Promissory Notes Maturity Date without premium or penalty.

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

2018 Promissory Notes.

On February 15, 2018, the Company entered into a promissory note in the principal amount of $100,000 with Frost Gamma Investments Trust (the “February 2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the February 2018 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The February 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On February 15, 2018, NIMS entered into a promissory note in the principal amount of $100,000 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “February 2018 Hsu Gamma Note”). The interest rate payable by NIMS on the February 2018 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The February 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

Subsequently, on November 16, 2018, the Company entered into a promissory note in the principal amount of $50,000 with Frost Gamma Investments Trust (the “November 2018 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the November 2018 Frost Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The 2018 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

Subsequently, on November 16, 2018, NIMS entered into a promissory note in the principal amount of $50,000 with Hsu Gamma Investments, L.P., an entity controlled by the Company’s Chairman and Interim CEO, Jane Hsiao (the “November 2018 Hsu Gamma Note”). The interest rate payable by NIMS on the November 2018 Hsu Gamma Note is 11% per annum, payable on the Promissory Notes Maturity Date. The November 2018 Hsu Gamma Note may be prepaid in advance of the Maturity Date without penalty.

As of October 31, 2018, the Company had cash and cash equivalents of approximately $39,000 and did not have any further funding available under the Credit Facility. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to repay our existing debt and continue operations without raising additional capital. We are also examining strategic alternatives and on December 3, 2018, entered into the Equity Exchange Agreement. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. This uncertainty, along with the Company’s limited remaining cash balances, raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

October 31, 2018

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2018	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 17, 2018	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

