Form 10-Q
period 2019-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2019-03-18
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2019

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of March 14, 2019.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of January 31, 2019 (unaudited) and July 31, 2018	3

	Condensed Consolidated Comprehensive Statements of Operations for the three and six months ended January 31, 2019 and 2018 (unaudited)	4

	Condensed Consolidated Statement of Interim Changes in Shareholders’ Equity (Deficit) for the three and six months ended January 31, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2019 and 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	MINE SAFETY DISCLOSURES	19

ITEM 5.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19

	SIGNATURES	20

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2019	July 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$611	$90
Prepaid expenses, deposits, and other current assets	25	20
Total current assets	636	110

Total assets	$636	$110

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$296	$1,659
Customer deposits	4	4
Total current liabilities	300	1,663

Long term liabilities
Notes payable – related parties	-	2,075
Notes payable – other	-	50
Total long term liabilities	-	2,125

Total liabilities	300	3,788

Commitments and contingencies (Note 8)

Shareholders’ equity (deficit)
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Series C Convertible Preferred Stock, par value $1.00 per share; 62,048 shares authorized, issued and outstanding; liquidation preference $62	62	62
Series D Convertible Preferred Stock, par value $1.00 per share; 5,500 shares authorized; 2,782 shares issued and outstanding; liquidation preference $4,173	3	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 140,900,655 and 79,007,423 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	1,409	790
Additional paid in capital	26,710	21,930
Accumulated deficit	(27,848)	(26,463)

Total shareholders’ equity (deficit)	336	(3,678)
Total liabilities and shareholders’ equity (deficit)	$636	$110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Operating costs and expenses
Selling, general and administrative	78	46	226	122

Total operating costs and expenses	78	46	226	122

Operating loss	(78)	(46)	(226)	(122)

Other expense
Loss on extinguishment of debt	(1,066)	-	(1,066)	-
Interest expense, net	(34)	(53)	(93)	(105)
Total other expense	(1,100)	(53)	(1,159)	(105)

Net loss	$(1,178)	$(99)	$(1,385)	$(227)

Weighted average number of common shares outstanding - Basic and diluted	107,263	79,007	93,290	79,007

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF INTERIM CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) - Unaudited

For the three and six months ended January 31, 2018 and 2019

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional	Accumulated
	Series B		Series C		Series D		Common Stock		Paid-in-	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at July 31, 2017	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,018)	$(3,233)
Net loss	-	-	-	-	-	-	-	-	-	(128)	(128)
Balance at October 31, 2017	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,146)	$(3,361)
Net loss	-	-	-	-	-	-	-	-	-	(99)	(99)
Balance at January 31, 2018	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,245)	$(3,460)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2018	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,463)	$(3,678)
Net loss	-	-	-	-	-	-	-	-	-	(207)	(207)
Balance at October 31, 2018	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,670)	$(3,885)
Issuance of common stock for cash	-	-	-	-	-	-	8,571,428	86	514	-	600
Issuance of common stock in exchange for extinguishment of debt, accrued interest and accounts payable	-	-	-	-	-	-	53,321,804	533	4,266	-	4,799
Net loss	-	-	-	-	-	-	-	-	-	(1,178)	(1,178)
Balance at January 31, 2019	100	$-	62,048	$62	2,782	$3	140,900,655	$1,409	$26,710	$(27,848)	$336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Six months ended January 31, 2019 and 2018

	2019	2018
Operating activities
Net loss	$(1,385)	$(227)
Loss on extinguishment of debt	1,066
Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	(5)	1
Accounts payable and accrued expenses	145	127
Net cash used in operating activities	(179)	(99)

Financing activities
Proceeds from issuance of common stock	600	-
Proceeds from note payable – related party	100	100
Net cash provided by financing activities	700	100

Net increase in cash	521	1
Cash, beginning of period	90	11
Cash, end of period	$611	$12

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Supplemental disclosure of non-cash financing activity
Accounts payable and accrued expenses extinguished for issuance of common stock	$1,508	$-
Notes payable extinguished for issuance of common stock	$2,225	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2019

The following (a) condensed consolidated balance sheet at January 31, 2019 was derived from audited annual financial statements, but do not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2019, and results of operations and changes in stockholders’ equity (deficit) for the three and six months ended January 31, 2019,and cash flows for the six months ended January 31, 2019 and 2018. The results of operations for the three and six months ended January 31, 2019, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2018.

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

The Company’s condensed financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of $1,385,000 and $227,000 for the six month periods ended January 31, 2019 and 2018, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $27.8 million as of January 31, 2019. The Company had $611,000 of cash at January 31, 2019 and working capital of approximately $336,000.

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

Equity Exchange Agreement. On December 3, 2018, the Company entered into an Equity Exchange Agreement with IRA Financial Trust Company, a South Dakota trust corporation (“IRA Trust”), IRA Financial Group LLC, a Florida limited liability company (“IRAFG” and, together with IRA Trust, “IRA Financial”), and their respective equity holders (the “Equityholders”). Upon the terms and subject to the conditions contained in the Exchange Agreement, the Company will issue to the Equityholders shares of a newly-designated series of its convertible preferred stock (the “Exchange Shares”) in exchange for 100% of the issued and outstanding equity in IRA Financial (the “Exchange”).

Upon consummation of the Exchange, the Exchange Shares, on an as-converted basis, will comprise 85% of the issued and outstanding shares of the Company’s common stock.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $611,000 and $90,000, on deposit in bank operating accounts at January 31, 2019 and July 31, 2018, respectively.

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at January 31, 2019 and July 31, 2018 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. The Company had fully written down its inventory during the year ended July 31, 2018 and had no inventory value at January 31, 2019 and July 31, 2018.

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

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations. There were no transactions that resulted in comprehensive income or losses during the three and six months ended January 31, 2019 or 2018.

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. Warranty accrual of approximately $12,000 is included in accounts payable and accrued liabilities as of January 31, 2019 and July 31, 2018. There were no material warranty costs incurred during the three and six months ended January 31, 2019 and 2018, and management estimates that the Company’s accrued warranty expense at January 31, 2019 will be sufficient to offset claims made for units under warranty.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2019 and July 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table presents changes in Level 3 financial liabilities measured at fair value on a recurring basis:

Level 3
Fair value of promissory notes at July 31, 2018	$2,125,000
Additions:	100,000
Reductions:	2,225,000
Changes in fair value	-
Fair value at January 31, 2019	$0

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

3. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record stock-based compensation for the three and six months ended January 31, 2019 and 2018.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of January 31, 2019.

As of January 31, 2019, there were no outstanding stock options and there were no unrecognized costs related to outstanding stock options. The Company did not grant any stock options during the three and six months ended January 31, 2019 or 2018.

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

As discussed further in Note 5, on December 21, 2018, the Company issued 50,584,413 shares of Common Stock in exchange for the extinguishment of debt and related accrued interest totaling approximately $3,541,000. The Company incurred interest expense related to the Credit Facility and notes payable of $33,715 and $93,000 for the three and six months ended January 31, 2019, respectively, and $53,373 and $105,000 for the three and six months ended January 31, 2018, respectively.

As a result of this transaction on January 31, 2019, the Company no longer has debt under the promissory notes and Credit Facility discussed above.

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

Series C Preferred Stock is redeemable by the Company at a price of $0.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $0.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events. In February 2019, all outstanding shares of Series C Preferred Stock were redeemed by the Company following 30 days written notice.

Series D Preferred Stock is not redeemable by the Company. This series has a liquidation value of $1,500 per share, plus declared and unpaid dividends, if any. Each share of Series D Preferred Stock is convertible into 5,000 shares of the Company’s common stock. The conversion rate is subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events. In February 2019, all holders of the 2,782 outstanding shares of Series D Preferred Stock converted their shares to common stock. As a result, the Company issued 13,910,000 common shares.

No preferred stock dividends were declared for the three and six months ended January 31, 2019 and 2018.

On December 21, 2018, the Company entered into stock purchase agreements (each, a “Purchase Agreement”) with Frost Gamma Investments Trust (“FGIT”), a trust controlled by Dr. Philip Frost, and Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO. As a result of the Purchase Agreements, the Company issued and sold to FGIT and Dr. Hsiao an aggregate of 8,571,428 shares of the Company’s common stock, par value $0.01 per share (at a purchase price of $0.07 per share for total aggregate amount of $600,000.

On December 21, 2018, the Company entered into a Debt Exchange Agreement with Frost Gamma Investments Trust, Dr. Jane Hsiao, Hsu Gamma Investments LP and Marie Wolf (collectively, the “Creditors”), pursuant to which the Company issued to the Creditors aggregate of 50,584,413 shares of Common Stock (the “Exchange Shares”) in exchange the extinguishment of the credit facility and notes payable totaling $2,225,000 and related accrued interest of approximately $1,316,000. In addition, the Company issued an additional 2,737,391 shares of common stock to Hsu Gamma Investments LP and Frost Gamma Investments Trust, for in exchange for the extinguishment of rent payable totaling approximately $192,000. The Company issued the Exchange Shares at a price of $0.07 per share. The fair value of the stock issued was based on the closing price of the Company’s stock on the day of the debt exchange which was $0.09 per share resulting in a $1,066,000 loss on the extinguishment of debt.

6. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon conversion of preferred stock. In computing diluted net loss per share for the three and six months ended January 31, 2019 and 2018, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	January 31, 2019	January 31, 2018
Series C Preferred Stock	1,551,200	1,551,200
Series D Preferred Stock	13,910,000	13,910,000
Total	15,461,200	15,461,200

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

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three and six months ended January 31, 2019 and 2018, the Company did not record any rent expense related to the Miami lease. On December 21, 2018, the Company issued common shares in exchange for the extinguishment of rent payable of $76,000 (see Note 5). At January 31, 2019 and July 31, 2018, approximately $0 and $76,000 respectively in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. The Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not record any rent expense related to the Hialeah lease for the three and six months ended January 31, 2019 and 2018, respectively. On December 21, 2018, the Company issued common shares in exchange for the extinguishment of rent payable of $115,000 (see Note 5). At January 31, 2019 and July 31, 2018, approximately $0 and $115,000 respectively in rent was payable under the previous Hialeah lease.

The Company had the Credit Facility and multiple notes payable outstanding to related parties, as more fully described in Note 4 to these consolidated financial statements.

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

The Pembroke Park lease agreement requires the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense for operating leases amounted to $11,000 and $22,000 for the three and six months ended January 31, 2019, respectively, and $11,000 and $22,000 for the three and six months ended January 31, 2018, respectively.

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

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized in the following table (in thousands):

	January 31, 2019	July 31, 2018
Accounts Payable	$252	$417
Accrued Interest	-	1,223
Accrued Warranty	12	12
Accrued Other	32	7
Total	$296	$1,659

11. SUBSEQUENT EVENTS

Conversion of Series D Preferred Stock

In connection with the transactions contemplated by the Exchange Agreement, on February 13, 2019, we converted all of our issued and outstanding shares of Series D Preferred Stock, par value $1.00 per share, at the stated conversion rate of 5,000 common shares for 1 Series D Preferred Stock. In total, we converted 2,782 shares of Series D Preferred Stock to 13,910,000 shares of common stock.

Redemption of Series C Preferred Stock

In connection with the transactions contemplated by the Exchange Agreement, on February 21, 2019, we redeemed all of our issued and outstanding shares of Series C Preferred Stock, par value $1.00 per share, at a redemption price of $0.40 per share. We effected this redemption in accordance with the terms of the Series C Preferred Stock set forth in our Articles of Incorporation, as amended. In total, we redeemed 62,048 shares of Series C Preferred Stock for aggregate consideration of $24,819.

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

Equity Exchange Agreement. On December 3, 2018, we entered into an Equity Exchange Agreement with IRA Financial Trust Company, a South Dakota trust corporation (“IRA Trust”), IRA Financial Group LLC, a Florida limited liability company (“IRAFG” and, together with IRA Trust, “IRA Financial”), and their respective equity holders (the “Equityholders”). Upon the terms and subject to the conditions contained in the Exchange Agreement, we will issue to the Equityholders shares of a newly-designated series of its convertible preferred stock (the “Exchange Shares”) in exchange for 100% of the issued and outstanding equity in IRA Financial (the “Exchange”).

Upon consummation of the Exchange, the Exchange Shares, on an as-converted basis, will comprise 85% of the issued and outstanding shares of our common stock.

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

Three and six months ended January 31, 2019 compared to three and six months ended January 31, 2018

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were $78,000 and $226,000 for the three and six months ended January 31, 2019, respectively, as compared to $46,000 and $122,000 for the three and six months ended January 31, 2018, respectively. The $32,000 and $104,000 increase were primarily due to legal expense related to the Company’s exploration of strategic alternatives.

Total operating costs and expenses. Total operating costs and expenses were $78,000 and $226,000 for the three and six months ended January 31, 2019, respectively, as compared to $46,000 and $122,000 for the three and six months ended January 31, 2018, respectively. The $32,000 and $104,000 increase is explained above in SG&A.

Interest expense. Net interest expense was $34,000 and $93,000 for the three and six months ended January 31, 2019, respectively, and net interest expense was $53,000 and $105,000 for the three and six months ended January 31, 2018. The $19,000 and $12,000 decrease for the three and six months were related to decreased balances outstanding following the common share exchange for the Note and Security Agreement and Promissory Notes as described in Note 4 to the accompanying unaudited condensed consolidated financial statements.

Loss on the extinguishment of debt. The loss on the extinguishment of debt was $1,066,000 and $1,066,000 for the three and six months ended January 31, 2019, respectively, and there was no loss on the extinguishment of debt for the three and six months ended January 31, 2018 (see note 5).

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At January 31, 2019, we had approximately $611,000 of cash and working capital of approximately $336,000. We believe that the cash on hand at January 31, 2019 is sufficient to meet our anticipated cash requirements for operations over the next 12 months.

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

Net cash used in operating activities was $179,000 and $99,000 for six months ended January 31, 2019 and 2018, respectively. This $80,000 increase was primarily due to an increase in legal expense and increase in accounts payable, offset by a increase prepaid expenses and other current assets.

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

On December 21, 2018, the Company entered into a Debt Exchange Agreement with Frost Gamma Investments Trust, Dr. Jane Hsiao, Hsu Gamma Investments LP and Marie Wolf (collectively, the “Creditors”), pursuant to which the Company issued to the Creditors or designees thereof an aggregate of 53,321,804 shares of Common Stock (the “Exchange Shares”) in exchange for aggregate indebtedness for borrowed money (as discussed above) and unpaid rent, including principal and accrued and unpaid interest thereon, of approximately $3,733,000 held by the Creditors, which indebtedness was cancelled by the Company upon its acquisition. The Company issued the Exchange Shares at a price of $0.07 per share. The fair value of the stock issued was based on the closing price of the Company’s stock on the day of the debt exchange which was $0.09 per share resulting in a $1,066,000 loss on the extinguishment of debt.

On December 21, 2018, the Company entered into stock purchase agreements (each, a “Purchase Agreement”) with Frost Gamma Investments Trust (“FGIT”), a trust controlled by Dr. Philip Frost, and Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO. As a result of the Purchase Agreements, the Company issued and sold to FGIT and Dr. Hsiao an aggregate of 8,571,428 shares of the Company’s common stock, par value $0.01 per share (at a purchase price of $0.07 per share for total aggregate amount of $600,000.

As of January 31, 2019, the Company no longer has debt under the promissory notes and Credit Facility discussed above.

As of January 31, 2019, the Company had cash and cash equivalents of approximately $611,000. If we are unable to generate significant revenues from sales of Exer-Rest platforms, we will have insufficient funds to continue operations without raising additional capital. We are also examining strategic alternatives and on December 3, 2018, entered into the Equity Exchange Agreement. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of January 31, 2019 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended January 31, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

January 31, 2019

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2019	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: March 18, 2019	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

