Form 10-Q
period 2019-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2019-06-14
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2019

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.01 par value per share	NIMU	OTC Pink

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 14, 2019.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of April 30, 2019 (unaudited) and July 31, 2018	3

	Condensed Consolidated Comprehensive Statements of Operations for the three and nine months ended April 30, 2019 and 2018 (unaudited)	4

	Condensed Consolidated Statements of Interim Changes in Shareholders’ Equity (Deficit) for the three, six and nine months ended April 30, 2018 and 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2019 and 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 1A.	RISK FACTORS	17

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4.	MINE SAFETY DISCLOSURES	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	19

	SIGNATURES	18

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2019	July 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$575	$90
Prepaid expenses, deposits, and other current assets	25	20
Total current assets	600	110

Total assets	$600	$110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$474	$1,659
Customer deposits	4	4
Total current liabilities	478	1,663

Long term liabilities
Notes payable – Related Party	-	2,075
Notes payable – Other	-	50
Total long term liabilities	-	2,125

Total liabilities	478	3,788

Shareholders’ equity (deficit)
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Series C Convertible Preferred Stock, par value $1.00 per share; 0 and 62,048 shares authorized, issued and outstanding as of April 30, 2019 and July 31, 2018, respectively; liquidation preference $62 at July 31, 2018	-	62
Series D Convertible Preferred Stock, par value $1.00 per share; 0 and 5,500 shares authorized as of April 30, 2019 and July 31, 2018, respectively; 0 and 2,782 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively; liquidation preference $4,173 at July 31, 2018	-	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 and 79,007,423 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	1,548	790
Additional paid in capital	26,574	21,930
Accumulated deficit	(28,000)	(26,463)

Total shareholders’ equity (deficit)	122	(3,678)
Total liabilities and shareholders’ equity	$600	$110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Operating costs and expenses
Selling, general and administrative	$189	$55	$415	$177

Total operating costs and expenses	189	55	415	177

Operating loss	(189)	(55)	(415)	(177)

Other expense
Loss on extinguishment of debt	-	-	(1,066)	-
Interest expense, net	-	(56)	(93)	(161)
Total other expense	-	(56)	(1,159)	(161)

Net loss	$(189)	$(111)	$(1,574)	$(338)

Weighted average number of common shares outstanding - Basic and diluted	152,935	79,007	112,630	79,007

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INTERIM CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) - Unaudited

For the three, six and nine months ended April 30, 2018 and 2019

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional	Accumulated
	Series B		Series C		Series D		Common Stock		Paid-in-	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at July 31, 2017	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,018)	$(3,233)
Net loss	-	-	-	-	-	-	-	-	-	(128)	(128)
Balance at October 31, 2017	100	-	62,048	62	2,782	3	79,007,423	790	21,930	(26,146)	(3,361)
Net loss	-	-	-	-	-	-	-	-	-	(99)	(99)
Balance at January 31, 2018	100	-	62,048	62	2,782	3	79,007,423	790	21,930	(26,245)	(3,460)
Net loss	-	-	-	-	-	-	-	-	-	(111)	(111)
Balance at April 30, 2018	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,356)	$(3,571)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2018	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,463)	$(3,678)
Net loss	-	-	-	-	-	-	-	-	-	(207)	(207)
Balance at October 31, 2018	100	-	62,048	62	2,782	3	79,007,423	790	21,930	(26,670)	(3,885)
Issuance of common stock for cash	-	-	-	-	-	-	8,571,428	86	514	-	600
Issuance of common stock in exchange for extinguishment of debt, accrued interest and accounts payable	-	-	-	-	-	-	53,321,804	533	4,266	-	4,799
Net loss	-	-	-	-	-	-	-	-	-	(1,178)	(1,178)
Balance at January 31, 2019	100	-	62,048	62	2,782	3	140,900,655	1,409	26,710	(27,848)	336
Redemption of Series C Preferred Stock	-	-	(62,048)	(62)	-	-	-	-	-	37	(25)
Conversion of Series D Preferred Stock	-	-	-	-	(2,782)	(3)	13,910,000	139	(136)	-	-
Net loss	-	-								(189)	(189)
Balance at April 30, 2019	100	$-	-	$-	-	$-	154,810,655	$1,548	$26,574	$(28,000)	$122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Nine months ended April 30, 2019 and 2018

	2019	2018
Operating activities
Net Loss	$(1,574)	$(338)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of debt	1,066	-
Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	(5)	1
Accounts payable and accrued expenses	298	183
Net cash used in operating activities	(215)	(154)
Financing activities
Proceeds from issuance of common stock	600	-
Proceeds from note payable – related party	100	300
Net cash provided by financing activities	700	300

Net increase in cash	485	146
Cash, beginning of period	90	11
Cash, end of period	$575	$157

Supplemental disclosure of non-cash financing activity
Accounts payable and accrued expenses extinguished for issuance of common stock	$1,508	$-
Notes payable extinguished for issuance of common stock	$2,225	$-
Accrued redemption for Series D Preferred Stock	$25	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2019

The following (a) condensed consolidated balance sheet as of April 30, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2019, and results of operations and cash flows for the interim periods ended April 30, 2019 and 2018. The results of operations for the three and nine months ended April 30, 2019, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2018.

1. ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”), began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the human body’s surface. It has ceased to operate in this market. The Company has developed and marketed its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology of which the Company maintains patents.

Business. During the calendar years 2005 to 2007, the Company designed, developed and manufactured the first Exer-Rest platform (now the Exer-Rest AT), a second generation acceleration therapeutics platform, and updated its operations to promote the Exer-Rest AT overseas as an aid to improve circulation and joint mobility and to relieve minor aches and pains. The Company then developed a third generation of Exer-Rest acceleration therapeutic platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700) that has been manufactured by Sing Lin Technologies Co. Ltd. (“Sing Lin”) based in Taichung, Taiwan (see Note 8).

The Company continues researching the development of a next generation Exer-Rest® line of acceleration therapeutic platforms. The goal for this fourth generation Exer-Rest model is to be more portable than the current models and reduce cost to manufacture.

The Company’s condensed financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net losses of approximately $1,574,000 and $338,000 for the nine month periods ended April 30, 2019 and 2018, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28.0 million as of April 30, 2019 and has potential purchase obligations at April 30, 2019 (see note 8). The Company had $575,000 of cash at April 30, 2019 and working capital of approximately $122,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Equity Exchange Agreement. On December 3, 2018, the Company entered into an Equity Exchange Agreement, as amended on April 17, 2019 by Amendment No. 1 and as amended on June 3, 2019 by Amendment No. 2,  with IRA Financial Trust Company, a South Dakota trust corporation (“IRA Trust”), IRA Financial Group LLC, a Florida limited liability company (“IRAFG” and, together with IRA Trust, “IRA Financial”), and their respective equity holders (the “Equityholders”). Upon the terms and subject to the conditions contained in the Exchange Agreement, the Company will issue to the Equityholders shares of a newly-designated series of its convertible preferred stock (the “Exchange Shares”) in exchange for 100% of the issued and outstanding equity in IRA Financial (the “Exchange”).

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $575,000 and $90,000, on deposit in bank operating accounts at April 30, 2019 and July 31, 2018, respectively.

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at April 30, 2019 and July 31, 2018 primarily consist of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. The Company had fully written down its inventory during the year ended July 31, 2018 and had no inventory value at April 30, 2019 and July 31, 2018.

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

Revenue Recognition. The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on July 1, 2018. The Company’s revenue consists of product sales and parts. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities.

Segments The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translations. There were no transactions that resulted in comprehensive income or losses during the three and nine months ended April 30, 2019 or 2018.

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. Warranty accrual of approximately $12,000 is included in accounts payable and accrued liabilities as of April 30, 2019 and July 31, 2018. There were no material warranty costs incurred during the three and nine months ended April 30, 2019 and 2018, and management estimates that the Company’s accrued warranty expense at April 30, 2019 will be sufficient to offset claims made for units under warranty.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2019 and July 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table presents changes in Level 3 financial liabilities measured at fair value on a recurring basis:

Level 3
Fair value of promissory notes at July 31, 2018	$2,125,000
Additions:	100,000
Reductions:	2,225,000
Changes in fair value	-
Fair value at April 30, 2019	$-

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company currently has no long-term leases. However, in the event that the Company should enter any long-term leases it would then evaluate the effect that the new guidance would have on its consolidated financial statements and related disclosures.

3. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record any stock-based compensation for the three and nine months ended April 30, 2019 and 2018.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of April 30, 2019.

As of April 30, 2019, there were no outstanding stock options. The Company did not grant any stock options during the three and nine months ended April 30, 2019 or 2018.

4. NOTES PAYABLE

The Company entered into various notes payable with related parties from 2010 to 2018 with an aggregate principal total of $2,175,000 and with an unrelated third party for $50,000 for total principal amount of $2,225,000. The interest rate was 11% and the maturity date was July 31, 2020. The Company could prepay these notes in advance of the maturity date without premium or penalty.

As discussed further in Note 5, on December 21, 2018, the Company issued 50,584,413 shares of Common Stock in exchange for the extinguishment of debt and related accrued interest totaling approximately $3,541,000. The Company incurred interest expense related to the Credit Facility and notes payable of $0 and $93,000 for the three and nine months ended April 30, 2019, respectively, and 56,000 and $161,000 for the three and nine months ended April 30, 2018, respectively.

As a result of this transaction on April 30, 2019, the Company no longer has debt under the promissory notes and Credit Facility discussed above.

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

Series C Preferred Stock is redeemable by the Company at a price of $0.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $0.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events. In February 2019, all outstanding shares of Series C Preferred Stock were redeemed by the Company following 30 days written notice. The redemption amount for the 62,048 Series C Preferred Stock was $24,819 at a rate of $0.40 per share and was included in accrued expenses at April 30, 2019. The redeemed Series C Preferred Stock were then cancelled following the redemption.

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

No preferred stock dividends were declared for the three and nine months ended April 30, 2019 and 2018.

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

6. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2019 and 2018, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential weighted average outstanding common shares not included in calculating diluted net loss per share are as follows:

	Three months ended April 30, 2019	Nine months ended April 30, 2019	Three months ended April 30, 2018	Nine months ended April 30, 2018
Series C Preferred Stock	366,013	1,164,821	1,551,200	1,551,200
Series D Preferred Stock	2,031,798	10,037,619	13,910,000	13,910,000
Total	2,397,811	11,202,440	15,461,200	15,461,200

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

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three and nine months ended April 30, 2019 and 2018, the Company did not record any rent expense related to the Miami lease. On December 21, 2018, the Company issued common shares in exchange for the extinguishment of rent payable of $76,000 (see Note 5). At April 30, 2019 and July 31, 2018, approximately $0 and $76,000 respectively in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. The Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not record any rent expense related to the Hialeah lease for the three and nine months ended April 30, 2019 and 2018, respectively. On December 21, 2018, the Company issued common shares in exchange for the extinguishment of rent payable of $115,000 (see Note 5). At April 30, 2019 and July 31, 2018, approximately $0 and $115,000 respectively in rent was payable under the previous Hialeah lease.

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

8. COMMITMENTS AND CONTINGENCIES

Leases.

The Company is under an operating lease agreement with a related party for our corporate office space that expired in 2012. The lease currently continues on a month to month basis at no cost.

We house a majority of our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we have exercised our option to renew the lease and extended the expiration to September 15, 2017. Following the expiration, we have remained on a month-to-month term.

The Pembroke Park lease agreement requires the payment of base rent. Rental expense for operating leases amounted to $34,000 and $33,000 for the nine months ended April 30, 2019 and 2018, respectively, and $11,300 and $11,000 for the three months ended April 30, 2019 and 2018, respectively. As discussed in Note 11, on May 3, 2019 the Company exchanged the inventory stored in the warehouse for forgiveness of the accrued rent.

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

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized in the following table (in thousands):

	April 30, 2019	July 31, 2018
Accounts Payable	$381	$417
Accrual Professional Fees	35	-
Accrued Interest	-	1,223
Accrued Warranty	12	12
Accrued Other	46	7
Total	$474	$1,659

11. SUBSEQUENT EVENTS

On May 3, 2019 the Company exchanged inventory for forgiveness of $16,000 of accrued unpaid rent. The Company had previously written off the value of this inventory resulting in a gain on the forgiveness of approximately $16,000.

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

Results of Operations

Our Exer-Rest AT3800 and AT4700, which we developed under our former agreement with Sing Lin, became available for sale in October 2008. In January 2009, the Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our U.S. and international sales activity with marketing and promotional pricing beginning in February 2009. We continue to explore development of a next generation Exer-Rest that is more portable than the current models and reduces cost to manufacture.

Three and Nine months ended April 30, 2019 Compared to Three and Nine months Ended April 30, 2018

Selling, general and administrative costs and expenses. Selling, general and administrative (“SG&A”) costs and expenses were $189,000 and $415,000 for the three and nine months ended April 30, 2019, respectively, as compared to $55,000 and $177,000 for the three and nine months ended April 30, 2018, respectively. The $134,000 and $238,000 increase were primarily due to legal expense and professional fees related to the Company’s exploration of strategic alternatives and entering into an equity exchange agreement.

Total operating costs and expenses. Total operating costs and expenses were $189,000 and $415,000 for the three and nine months ended April 30, 2019, respectively, as compared to $55,000 and $177,000 for the three months and nine ended April 30, 2018, respectively. The $134,000 and $238,000 increase is explained above in SG&A.

Interest expense. Net interest expense was $0 and $93,000 for the three and nine months ended April 30, 2019, respectively, and net interest expense was $56,000 and $161,000 for the three and nine months ended April 30, 2018, respectively. The $56,000 and $68,000 respective decreases for the three and nine month comparative periods were related to the extinguishment of debt (see note 5).

Loss on the extinguishment of debt. The loss on the extinguishment of debt was $0 and $1,066,000 for the three and nine months ended April 30, 2019, respectively, and there was no loss on the extinguishment of debt for the three and nine months ended April 30, 2018 (see note 5).

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At April 30, 2019, we had approximately $575,000 of cash and working capital of approximately $122,000. We believe that the cash on hand at April 30, 2019 is not sufficient to meet our anticipated cash requirements for operations for the next 12 months.

We expect to incur losses from operations for the foreseeable future. It is likely that we will not be able to generate significant additional revenue and we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations. No assurance can be given that such additional financing will be available on acceptable terms or at all. We are also examining strategic alternatives and on December 3, 2018, entered into an Equity Exchange Agreement (the “Exchange Agreement”), as amended on April 17, 2019 by Amendment No. 1 and as amended on June 3, 2019 by Amendment No. 2, with IRA Financial Trust Company, a South Dakota trust corporation (“IRA Trust”), IRA Financial Group LLC, a Florida limited liability company (“IRAFG” and, together with IRA Trust, “IRA Financial”), and their respective equity holders (the “Equityholders”). Upon the terms and subject to the conditions contained in the Exchange Agreement, the Company will issue to the Equityholders shares of a newly-designated series of its convertible preferred stock (the “Exchange Shares”) in exchange for 100% of the issued and outstanding equity in IRA Financial (the “Exchange”). Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the current climate in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities or to successfully examine strategic alternatives. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders.

Net cash used in operating activities was $215,000 and $154,000 for nine months ended April 30, 2019 and 2018, respectively. This $61,000 increase was primarily due to increased legal expense.

Net cash provided by financing activities was $700,000 and $300,000 for the nine months ended April 30, 2019 and 2018, respectively, from proceeds from the Private Placement and Promissory Notes described below.

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

As of April 30, 2019, the Company no longer has debt under the promissory notes and Credit Facility discussed above.

As of April 30, 2019, the Company had cash and cash equivalents of approximately $575,000. It is likely we will be unable to develop a next generation Exer-Rest platform to generate significant revenues based on our current cash position. Therefore, we will have insufficient funds to continue current operations without raising additional capital. There can be no assurance that we will be able to raise such additional capital on terms acceptable to us or at all or that we will be successful in our examination of strategic alternatives. We are also examining strategic alternatives and on December 3, 2018, as amended on April 17, 2019 by Amendment No. 1 and as amended on June 3, 2019 by Amendment No. 2, we entered into the Equity Exchange Agreement as discussed above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2019 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Non-Invasive Monitoring Systems, Inc, IRA Financial Trust Company, Financial Group LLC, Adam Bergman and Fred Horner Equity Exchange Agreement (filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on December 4, 2018 and incorporated by reference herein).

10.2	Stock Purchase Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 28, 2018 and incorporated by reference herein).

10.3	Debt Exchange Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on December 28, 2018 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

NON-INVASIVE MONITORING SYSTEMS, INC

April 30, 2019

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2019	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: June 14, 2019	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

