Form 10-K
period 2019-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2019-11-13
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2019

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.01 par value per share	NIMU	OTC Pink

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of October 25, 2019 was: $3.9 million.

As of November 8, 2019, there were 154,810,655 shares of common stock, $0.01 par value outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

●	We have a history of operating losses, we do not expect to become profitable in the near future and absent additional equity or debt financing, we may be unable to continue as a going concern.

●	We will require additional funding, which may not be available to us on acceptable terms, or at all.

●	We do not anticipate paying dividends on our common stock in the foreseeable future.

●	Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our common stock may be adversely affected.

●	Our stock price has been volatile and there may not be an active, liquid trading market for our common stock.

●	Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

●	Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

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

Our operations of WBPA platforms began to slow down in recent years. We have not had any material sales for the years 2019 and 2018. We previously written off the value of our inventory and on May 3, 2019 we exchanged our inventory for forgiveness of $15,000 of accrued unpaid rent. In May 2019, we effectively discontinued operations. The Company is a shell company as defined in Rule 12b-2 of the Exchange Act.

Products

We currently have no inventory and do not have any of our products available for sale.

Equity Exchange Agreement

As previously reported, on December 3, 2018, Non-Invasive Monitoring Systems, Inc., a Florida corporation (the “Company”), entered into an Equity Exchange Agreement (the “Exchange Agreement”) with IRA Financial Trust Company, a South Dakota trust corporation (“IRA Trust”), IRA Financial Group LLC, a Florida limited liability company (“IRAFG” and, together with IRA Trust, “IRA Financial”), and their respective equity holders (together, the “Equityholders”). Upon the terms and subject to the conditions contained in the Exchange Agreement, the Company had agreed to issue to the Equityholders shares of a newly-designated series of its convertible preferred stock in exchange for 100% of the issued and outstanding equity in IRA Financial (the “Exchange”). The Company, IRA Financial and the Equityholders subsequently amended the Exchange Agreement on three occasions to extend the outside date for consummation of the Exchange, with the last such extension expiring on July 3, 2019 (the “Outside Date”). A description of the material terms of the Exchange Agreement is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2019, which description is incorporated by reference in this Item 1.02 of this Current Report on Form 8-K.

On August 4, 2019, IRAFG delivered to the Company notice of termination of the Exchange Agreement pursuant to Section 8.01(b)(i) thereof due to the failure of the Exchange to have closed on or prior to the Outside Date. No termination fees, penalties or other amounts are payable by the Company in respect of such termination.

Intellectual Property

We currently hold four United States patents with respect to both overall design and specific features of our present and proposed products, with corresponding foreign patents issued or pending in multiple jurisdictions. No assurance can be given as to the scope of protection afforded by any patent issued, whether patents will be issued with respect to any pending or future patent application, that patents issued will not be designed around, infringed or successfully challenged by others, that we will have sufficient resources to enforce any proprietary protection afforded by our patents or that our technology will not infringe on patents held by others. We believe that in the event our patent protection is materially impaired, an adverse effect could result as we believe these patents maintain value for a possible future business transaction. The following table lists our patents, along with their expiration dates (each of which is 20 years from the filing date):

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

Sales & Marketing

We have no product sales and marketing personnel.

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

Risks Relating to Our Business.

We have a history of operating losses, we do not expect to become profitable in the near future and absent additional equity or debt financing, we may be unable to continue as a going concern.

Our consolidated financial statements for the years ended July 31, 2019 and 2018 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2019 and 2018 were $1.6 and $0.4 million respectively. As of July 31, 2019, we had an accumulated deficit of $28.0 million. Absent additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

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

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology could be adversely affected.

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. To the extent that our consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages which could materially adversely affect our liquidity, business prospects and results of operations.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.04 and $0.14 for the 52-week period ended July 31, 2019. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 designated shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of November 11, 2019, there were outstanding 154,810,655 shares of our common stock, 100 shares of our Series B preferred stock and there were no outstanding options to purchase shares of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTCBB.

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

We previously housed our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and expired on September 31, 2015 and we have exercised our option to renew the lease and extended the expiration to September 15, 2017. Following the expiration, we have remained on a month-to-month term. On May 3, 2019 the Company exchanged inventory for forgiveness of $15,000 of accrued unpaid rent. The Company had previously written off the value of this inventory resulting in a gain on the forgiveness of approximately $15,000. The Company no longer leases this Pembroke Park warehouse following the exchange of inventory.

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

Quarter Ended	High	Low
October 31, 2017	$0.17	$0.14
January 31, 2018	$0.16	$0.09
April 30, 2018	$0.10	$0.06
July 31, 2018	$0.15	$0.08
October 31, 2018	$0.14	$0.04
January 31, 2019	$0.14	$0.07
April 30, 2019	$0.12	$0.07
July 31, 2019	$0.11	$0.07

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. Additionally, our current credit facility prohibits us from paying dividends on our capital stock at any time during which we have outstanding borrowings thereunder. At July 31, 2019, we had 1,392 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

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

Overview

We previously were engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively head to foot. The Company discontinued operations in May 2019, accordingly, certain assets, liabilities and expenses are classified as discontinued operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory, income taxes, contingencies and litigation. Regarding inventories, the provision is an estimate based on multiple factors as further described in Notes 2 and 3. The ultimate realization of the inventory amount may be materially different. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Results of Operations

In January 2009 our Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our sales activity with marketing and promotional pricing beginning in February 2009. We have discontinued those operations in May 2019. The Company is assessing potential mergers, acquisitions and strategic collaborations.

Year Ended July 31, 2019 Compared to Year Ended July 31, 2018

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses from continuing operations was $446,000 for the year ended July 31, 2019, as compared to $178,000 for the year ended July 31, 2018. This $268,000 net increase was primarily from professional fees and insurance expense. There was no stock-based compensation expense for the years ended July 31, 2019 and 2018.

Selling, general and administrative (“SG&A”). SG&A costs and expenses from discontinued operations was $37,000 for the year ended July 31, 2019, as compared to $47,000 for the year ended July 31, 2018. This $10,000 net decrease was primarily from rent expense for inventory warehouse.

Total operating costs and expenses. Total operating costs and expenses from continuing operations was $446,000 for the year ended July 31, 2019, as compared to $178,000 for the year ended July 31, 2018. This $268,000 increase is primarily attributable to G&A noted above.

Interest and other expense. Interest was $93,000 for the year ended July 31, 2019, as compared to $220,000 for the year ended July 31, 2018. This $127,000 decrease was primarily attributable to extinguishment of debt and related accrued interest as described in Note 6. In addition, the Company incurred a loss on the extinguishment of debt of $1,066,000 during the year ended July 31, 2019.

Loss from discontinued operations. Loss from discontinued operations was $10,000 for the year ended July 31, 2019, as compared to $47,000 for the year ended July 31, 2018. This $37,000 decrease is primarily attributable to other income as a result of an accrual reversal and a gain on the exchange of inventory (see note 3).

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities available to us.

At July 31, 2019, we had cash of $353,000 and working capital of approximately $81,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities increased to $437,000 for the year ended July 31, 2019 as compared to $221,000 for the year ended July 31, 2018. This $216,000 increase was principally due to the increase in the operating loss of approximately offset by an increase in cash provided by accounts payable and accrued expenses.

Net cash provided by financing activities increased to $700,000 for the year ended July 31, 2019 as compared to $300,000 for the year ended July 31, 2018. This $400,000 increase was principally due to an increase in proceeds from promissory notes in 2019 and the issuance of common stock (see Note 7 to the accompanying audited consolidated financial statements).

As of November 11, 2019, we had cash and cash equivalents of approximately $290,000. The Company plans include assessing potential mergers, acquisitions and strategic collaborations. We will need to raise additional capital. There can be no assurance that we will be able to raise additional capital on terms acceptable to us or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Non-Invasive Monitoring Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries (the “Company”) as of July 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years ended July 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years ended July 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP

Fort Lauderdale, FL

November 13, 2019

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2019	July 31, 2018

ASSETS
Current assets
Cash	$353	$90
Prepaid expenses, deposits, and other current assets	5	17
Current assets – discontinued operations	3	3
Total current assets	361	110

Total assets	$361	$110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities - discontinued operations
Accounts payable and accrued expenses	225	1,482
Current liabilities - discontinued operations	$55	$181
Total current liabilities	280	1,663
Long Term liabilities
Notes payable – Related party	-	2,075
Notes Payable – other	-	50
Total long term liabilities	-	2,125

Total liabilities	280	3,788

Commitments and Contingencies (Note 10)	-	-

Shareholders’ equity (deficit)
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Series C Convertible Preferred Stock, par value $1.00 per share; 0 and 62,048 shares authorized, issued and outstanding as of July 31, 2019 and 2018, respectively.	-	62
Series D Convertible Preferred Stock, par value $1.00 per share; 0 and 5,500 shares authorized as of July 31, 2019 and 2018, respectively; 0 and 2,782 shares issued and outstanding as of July 31, 2019 and 2018, respectively.	-	3
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 and 79,007,423 shares issued and outstanding as of July 31, 2019 and 2018, respectively	1,548	790
Additional paid in capital	26,574	21,930
Accumulated deficit	(28,041)	(26,463)

Total shareholders’ equity (deficit)	81	(3,678)
Total liabilities and shareholders’ equity	$361	$110

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended July 31, 2019 and 2018

(In thousands, except per share data)

	2019	2018
Operating costs and expenses
General and administrative	$446	$178

Total operating costs and expenses	446	178

Operating loss	(446)	(178)

Interest and other expense
Loss on extinguishment of debt	(1,066)	-
Interest expense	(93)	(220)
Total interest and other expense	(1,159)	(220)

Loss from continuing operations	(1,605)	(398)

Loss from discontinued operations	(10)	(47)

Net loss	$(1,615)	$(445)

Weighted average number of common shares outstanding - basic and diluted	123,262	79,007
Basic and diluted net loss from continuing operations	(0.01)	(0.01)
Basic and diluted net loss from discontinued operations	(0.00)	(0.00)

Basic and diluted loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended July 31, 2019 and 2018 (Dollars in thousands, except share amounts)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2017	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,018)	$(3,233)
Net loss	–	–	–	–	–	–	–	–	–	(445)	(445)
Balance at July 31, 2018	100	–	62,048	62	2,782	3	79,007,423	790	21,930	(26,463)	(3,678)
Issuance of common stock for cash	-	-	-	-	-	-	8,571,428	86	514	-	600
Issuance of common stock in exchange for extinguishment of debt, accrued interest and accounts payable	-	-	-	-	-	-	53,321,804	533	4,266	-	4,799
Redemption of Series C Preferred Stock	-	-	(62,048)	(62)	-	-	-	-	-	37	(25)
Conversion of Series D Preferred Stock	-	-	-	-	(2,782)	(3)	13,910,000	139	(136)	-	-
Net loss										(1,615)	(1,615)
Balance at July 31, 2019	100	$-	-	$-	-	$-	154,810,655	$1,548	$26,574	$(28,041)	$81

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
Operating activities
Net Loss	$(1,615)	$(445)
Add back: loss attributable to discontinued operations	10	47
Adjustments to reconcile net loss to net cash used in operating activities

Loss on extinguishment of debt	1,066	-
Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	12	(10)
Accounts payable and accrued expenses	111	234
Net cash used in continuing operations	(416)	(174)
Net cash used in discontinued operations	(21)	(47)
Net cash used in operating activities	(437)	(221)
Financing activities
Proceeds from issuance of common stock	600	-
Proceeds from note payable – related party	100	300
Net cash provided by financing activities	700	300

Net increase in cash from continuing operations	263	79
Cash, beginning of year	90	11
Net cash change from discontinued operations	-	-
Cash, end of year	$353	$90

Supplemental disclosure of non-cash financing activity
Accounts payable and accrued expenses extinguished for issuance of common stock	$1,508	$-
Notes payable extinguished for issuance of common stock	$2,225	$-
Accrued redemption for Series D Preferred Stock	$25	$-
Accrued expense exchanged for inventory	$15	$-

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”), began business as a medical diagnostic monitoring company to develop computer-aided continuous monitoring devices to detect abnormal respiratory and cardiac events using sensors on the human body’s surface. It has ceased to operate in this market. The Company has developed and marketed its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology of which the Company maintains patents. The Company currently does not have any operational inventory.

Business. The Company developed a third generation of Exer-Rest acceleration therapeutic platforms (designated the Exer-Rest AT3800 and the Exer-Rest AT4700). The Company is currently a shell company (as defined in Rule 12b-2 of the Exchange Act).

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $1.6 million and $0.4 million for the year ended July 31, 2019 and 2018, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28.0 million as of July 31, 2019. The Company had $353,000 of cash at July 31, 2019 and working capital of approximately $81,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking potential mergers, acquisitions and strategic collaborations. There is no assurance that the Company will be successful in this regard, and, if not successful, that it will be able to continue its business activities. The accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Discontinued Operations. On May 3, 2019 the Company exchanged inventory for forgiveness of accrued unpaid rent. The Company has no inventory, no immediate plans to replenish inventory and has no current plans to develop or market new products.

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at July 31, 2019. See Discontinued Operations Note 4.

Equity Exchange Agreement. On December 3, 2018, the Company entered into an Equity Exchange Agreement with IRA Financial Trust Company, a South Dakota trust corporation, IRA Financial Group LLC, a Florida limited liability company (collectively “IRA Financial”), and their respective equity holders. The Company, IRA Financial and the equity holders subsequently amended the Exchange Agreement on three occasions to extend the outside date for consummation of the Exchange, with the last such extension expiring on July 3, 2019.

On August 4, 2019, IRAFG delivered to the Company notice of termination of the Exchange Agreement pursuant to Section 8.01(b)(i) of that agreement due to the failure of the Exchange to have closed on or prior to the Outside Date. No termination fees, penalties or other amounts are payable by the Company in respect of such termination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Non-Invasive Monitoring Systems of Florida, Inc., which has no current operations, and NIMS of Canada, Inc., a Canadian corporation, which has no current operations. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as warranty accrual and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $353,000 and $90,000, on deposit in bank operating accounts at July 31, 2019 and July 31, 2018, respectively.

Inventories. Inventories are stated at lower of cost or net realizable value using the first-in, first-out method, and are evaluated at least annually for impairment. Inventories at July 31, 2018 primarily consisted of finished Exer-Rest units, spare parts and accessories. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical obsolescence and future sales forecasts. The Company had fully written down its inventory during the year ended July 31, 2018 and had no inventory value at July 31, 2019 and July 31, 2018.

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

Warranties. The Company’s warranties are two years on all Exer-Rest® products sold domestically and one year for products sold outside of the U.S. and are accrued based on management’s estimates and the history of warranty costs incurred. There were no material warranty costs incurred during the twelve months ended July 31, 2019 and 2018.Warranty accrual of approximately $12,000 is included in accounts payable and accrued liabilities as of July 31, 2018. The warranty accrual approximately $12,000 was reversed in 2019 based on management’s determination of likelihood of warranty claim and accordingly there is no warranty accrual as of July 31, 2019.

Stock-based compensation. The Company recognizes all share-based payments, including grants of stock options, as operating expenses, based on their grant date fair values. Stock-based compensation expense is recognized over the vesting life of the underlying stock options and is included in general and administrative costs and expenses in the consolidated comprehensive statements of operations for all periods presented. Forfeitures are accounted for when they occur.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2019 and July 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table presents changes in Level 3 financial liabilities measured at fair value on a recurring basis:

Level 3
Fair value of promissory notes at July 31, 2018	$2,125,000
Additions:	100,000
Reductions:	(2,225,000)
Changes in fair value	-
Fair value at July 31, 2019	$-

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This standard addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company implemented this ASU on August 1, 2018. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

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

3. INVENTORIES

On May 3, 2019 the Company exchanged inventory for forgiveness of $15,000 of accrued unpaid rent. The Company had previously written off the value of this inventory resulting in a gain on the forgiveness of approximately $15,000.

4. DISCONTINUED OPERATIONS

On May 3, 2019 the Company exchanged its inventory for forgiveness of accrued unpaid rent. Concurrent with the exchange management with the appropriate level of authority determined to discontinue the operations of the product segment.

The detail of the consolidated balance sheets, the consolidated statement of operations and consolidated cash flows for the discontinued operations is as stated below:

	As of July 31, 2019	As of July 31, 2018

Current assets – discontinued operations
Prepaid expenses	$3	$3
Total current assets – discontinued operations	3	3
Total assets – discontinued operations	$3	$3

Current liabilities – discontinued operations
Accounts payable and accrued expenses	$55	$181
Total current liabilities – discontinued operations	55	181
Total liabilities – discontinued operations	$55	$181

	For the year ended 2019	For the year ended 2018
Selling, general and administrative expenses	$(37)	$(47)
Other income	12	-
Gain on exchange of inventory	15	-

Loss from discontinued operations	(10)	(47)

Basic and diluted loss per common share	$(0.00)	$(0.00)

	For the year ended 2019	For the year ended 2018
Cash used in operations for discontinued operations:
Loss from discontinued operations	$(10)	$(47)

Gain on exchange of inventory	(15)	-
Accounts payable and accrued expenses	4	-
Cash used in discontinued operations	$(21)	$(47)

The Company plans to realize or collect prepaid expense and resolve any remaining accounts payable and accrued expenses from discontinued operations during the next six months.

5. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record any stock-based compensation during the twelve months ended July 31, 2019 and 2018.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2019.

The Company did not grant any stock options during the twelve months ended July 31, 2019 or 2018. As of July 31, 2019, there were no outstanding stock options and there were no unrecognized costs related to outstanding stock options.

6. NOTES PAYABLE

The Company entered into various notes payable with related parties from 2010 to 2018 with an aggregate principal total of $2,175,000 and with an unrelated third party for $50,000 for total principal amount of $2,225,000. The interest rate was 11% and the maturity date was July 31, 2020. The Company could prepay these notes in advance of the maturity date without premium or penalty.

On December 21, 2018, the Company issued 50,584,413 shares of Common Stock in exchange for the extinguishment of debt and related accrued interest totaling approximately $3,541,000 resulting in a loss on the extinguishment of $1,066,000. The Company incurred interest expense related to the Credit Facility and notes payable of $93,000 and $220,000 for the year ended July 31, 2019 and 2018, respectively.

The Company maintains a Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2020 (the “Credit Facility Maturity Date”). The balance of the principal due under the Credit Facility was $0 and $1,000,000 at July 31, 2019 and 2018, respectively.

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

Series C Preferred Stock is redeemable by the Company at a price of $0.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $0.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events. In February 2019, all outstanding shares of Series C Preferred Stock were redeemed by the Company following 30 days written notice. The redemption amount for the 62,048 Series C Preferred Stock was approximately $25,000 at a rate of $0.40 per share of which approximately $15,000 was paid and approximately $10,000 is included in accrued expenses at July 31, 2019. The redeemed Series C Preferred Stock were then cancelled following the redemption.

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

No preferred stock dividends were declared for the years ended July 31, 2019 and 2018.

On December 21, 2018, the Company entered into stock purchase agreements with Frost Gamma Investments Trust, a trust controlled by Dr. Philip Frost, and Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO. As a result of the Purchase Agreements, the Company issued and sold to FGIT and Dr. Hsiao an aggregate of 8,571,428 shares of the Company’s common stock, par value $0.01 per share (at a purchase price of $0.07 per share for total aggregate amount of $600,000).

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

8. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2019 and 2018, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	July 31, 2019	July 31, 2018
Series C Preferred Stock	-	1,551,200
Series D Preferred Stock	-	13,910,000
Total	-	15,461,200

9. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrytal Pharma, Inc., a clinical stage biotechnology company, and in which Steve Rubin and Jane Hsiao, serve on the Board. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Company recorded additions to general and administrative costs and expenses to account for the sharing of costs under these arrangements of $5,000 and $5,000 for the years ended July 31, 2019 and 2018, respectively. Aggregate accounts payable to TransEnterix totaled approximately $1,600 and $800 at July 31, 2019 and 2018, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2019 and 2018, the Company did not record any rent expense related to the Miami lease. At July 31, 2019 and 2018, approximately $0 and $76,000 in rent was payable.

The Company signed a three year lease for warehouse space in Hialeah, Florida with a company jointly controlled by Dr. Frost and Dr. Jane Hsiao, the Company’s Chairman and Interim CEO. The rental payments under the Hialeah warehouse lease, which commenced February 1, 2009 and expired on January 31, 2012, were approximately $5,000 per month for the first year and were subsequently on a month-to-month basis following the expiration of the lease. The Company vacated the Hialeah warehouse in September 2014 and entered into a new lease with an unrelated third party. The Company did not record any rent expense related to the Hialeah lease for the years ended July 31, 2019 and 2018, respectively. At July 31, 2019 and 2018, approximately $0 and $115,000 in rent was payable under the previous Hialeah lease.

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

10. COMMITMENTS AND CONTINGENCIES

Leases.

The Company was under an operating lease agreement for our corporate office space that expired in 2012. The lease currently continues on a month to month basis at no cost.

We housed our inventory in approximately 4,000 square feet of warehouse space in Pembroke Park, Florida. The lease commenced September 15, 2014 and originally expired on September 30, 2015 and we exercised our option to renew the lease and extended the expiration to September 15, 2017. Following the expiration, we have remained on a month-to-month term. On May 3, 2019 the Company exchanged inventory for forgiveness of $15,000 of accrued unpaid rent. The Company had previously written off the value of this inventory resulting in a gain on the forgiveness of approximately $15,000.

The Company no longer leases this Pembroke Park warehouse following the sale of inventory.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2019, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2019, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2019, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2019, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of November 11, 2019, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies. The Company believes that Sing Lin in no longer in business.

11. RISKS AND UNCERTAINTIES AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to risk consist principally of purchases and advances to contract manufacturer.

12. ACCOUNTS PAYABLE AND ACCCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations are summarized in the following table (in thousands):

	July 31, 2019	July 31, 2018
Accounts payable	$198	$252
Accrued interest	-	1,223
Accrued redemption	10	-
Accrued other	17	7
Total	$225	$1,482

13. INCOME TAXES

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not affect the Company’s financial position, results of operations or cash flows for the years ended July 31, 2019 and 2018.

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

The difference between income taxes at the statutory federal income tax rate of 21% in 2019 and 2018 and income taxes reported in the consolidated comprehensive statements of operations are attributable to the following (in thousands):

	July 31, 2019%		July 31, 2018%
Income tax benefit at the federal statutory rate from continuing operations	$(337)	21.0	$(85)	21.0
State income taxes, net of effect of federal taxes	(23)	1.5	(17)	4.0
Loss from extinguishment of debt	224	(13.9)	-	-
Expired net operating losses	138	(8.6)	-	-
Tax Reform – Reduction in tax rate	-	-	2,011	(505)
Change in valuation allowance	(2)	-	(1,909)	479
Provision for income tax – continuing operations	-	-	-	-

Income tax benefit at the federal statutory rate for discontinued operations	(2)	21.0	(10)	21.0
State income taxes, net of effect of federal taxes	-	5.3	(3)	5.0
Change in valuation allowance	2	(26.3)	13	(26.0)
Provision for income tax – discontinued operations	-	-	-	-
Total	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2019	July 31, 2018
Federal and State net operating loss	$4,146	$4,146
Foreign net operating loss	18	18
Stock-based compensation and other	116	116
	4,280	4,280
Less: Valuation allowance	(4,280)	(4,280)
Net deferred tax asset	$–	$–

At July 31, 2019, the Company had available Federal and State net operating loss carry forwards of approximately $16.4 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2020. Net operating loss carry forwards generated in 2019 and later years never expire. However, these net operating losses can only be used to reduce taxable income by 80 percent. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $4.3 million valuation allowance at July 31, 2019 ($4.3 million at July 31, 2018) was necessary. The decrease in the valuation allowance for the years ended July 31, 2019 and 2018 were approximately $0.0 million and $1.9 million (which includes a reduction of $2.0 million resulting from the change in federal tax rate from Tax Reform), respectively. The Company paid no taxes for the years 2019 or 2018.

14. SUBSEQUENT EVENTS

Equity Exchange Agreement. On December 3, 2018, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”) with IRA Financial Trust Company, a South Dakota trust corporation, IRA Financial Group LLC, a Florida limited liability company, and their respective equity holders. The Company, IRA Financial and the equity holders subsequently amended the Exchange Agreement on three occasions to extend the outside date for consummation of the Exchange, with the last such extension expiring on July 3, 2019.

On August 4, 2019, IRA Financial Group delivered to the Company notice of termination of the Exchange Agreement pursuant to Section 8.01(b)(i) of that agreement due to the failure of the Exchange to have closed on or prior to the Outside Date. No termination fees, penalties or other amounts are payable by the Company in respect of such termination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2019. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the period ended July 31, 2019, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of July 31, 2019, our internal control over financial reporting was effective.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	72
Marvin A. Sackner, M.D.	87
Morton J. Robinson, M.D.	87
Steven D. Rubin	59
Subbarao V. Uppaluri, Ph.D.	70

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

Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President – Administration since May 2007 and as a director of the OPKO (NASDAQ: OPKO) since February 2007. Mr. Rubin currently serves on the board of directors of Red Violet, Inc. (NASDAQ CM:RDVT), a software and services company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Cocrystal Pharma, Inc. (NASDAQ GM:COCP), a publicly traded biotechnology company developing new treatments for viral diseases, Eloxx Pharmaceuticals, Inc. (OTC US:ELOX), a clinical stage biopharmaceutical company dedicated to treating patients suffering from rare and ultra-rare disease caused by premature termination codon nonsense mutations, Neovasc, Inc. (NASDAQ CM:NVCN), a company that develops and markets medical specialty vascular devices, and ChromaDex Corp. (NASDAQ CM:CDXC), a science-based, integrated nutraceutical company devoted to improving the way people age.

Mr. Rubin previously served as a director of VBI Vaccines, Inc. (NASDAQ CM:VBIV), a commercial-stage biopharmaceutical company which develops, produces and markets next generation of vaccines to address unmet needs in infectious disease and immuno-oncology, Castle Brands, Inc. (NYSE American:ROX), a developer and marketer of premium brand spirits, Cogint, Inc. (NASDAQ GM:COGT), an information solutions provider focused on the data-fusion market, prior to the spin-off of its data and analytics operations and assets into Red Violet, Inc., Sevion Therapeutics, Inc., prior to its merger with Eloxx Pharmaceuticals, Inc., Dreams, Inc. (NYSE American:DRJ), a vertically integrated sports licensing and products company, Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc., SciVac Therapeutics, Inc. prior to its merger with VBI Vaccines, Inc., Tiger X Medical, Inc. prior to its merger with BioCardia, Inc., and PROLOR Biotech, Inc., prior to its acquisition by the OPKO in August 2013. Mr. Rubin also served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006.

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

Dr. Morton Robinson, a director of the Company, passed away on May 21, 2019.

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	72	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	52	Chief Financial Officer and Treasurer

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2019 and 2018 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2019	–	–	–	–	–
	2018	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of July 31, 2019

The following table sets forth information with respect to outstanding option awards as of July 31, 2019 for our named executive officers(“NEO”). Our NEO’s do not have any outstanding stock options. We did not grant any stock awards in Fiscal 2019 or 2018.

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

We did not grant any stock awards in the year ended July 31, 2019 and we did not have any outstanding. As of July 31, 2019, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Marvin Sackner, M.D.	–
Steven D. Rubin	–
Subbarao V. Uppaluri, Ph.D.	–

Director Compensation

For the year ended July 31, 2019, our Directors did not receive any compensation for their respective service on our Board or any committee thereof. Our Directors do not have any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 18, 2019 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (4)	43,455,734	28.7%
Marvin A. Sackner, M.D., Director	15,000	*
Steven D. Rubin, Director	100,000	*
Subbarao V. Uppaluri, Ph.D., Director	–	*
James J. Martin, Chief Financial Officer	25,000	*
All Directors and Executive Officers as a group (5 Persons)	43,620,734	28.2%
Phillip Frost, M.D. (5)	54,690,325	35.3%
Frost Gamma Investments Trust (6)	54,690,325	35.3%
Hsu Gamma Investments, L.P. (7)	24,553,660	15.9%
Richard Rosenstock (8)	5,535,556	3.6%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2019 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 154,810,655 shares of common stock issued and outstanding as of July 31, 2019. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Common stock holdings include 24,553,660 shares of common stock held by Hsu Gamma Investments, L.P. and 2,150,000 common stock held by Chin Hsiung Hsiao Family Trust A. Dr. Jane Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(5)	Includes beneficial ownership of shares held by Frost Gamma Investments Trust.

(6)	Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(7)	Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(8)	Common stock holdings include 1,387,916 shares held directly, 166,200 shares held in a retirement account for the benefit of Richard J. Rosenstock, 10,000 shares held by Mr. Rosenstock’s spouse, 3,200,000 shares owned by Mr. Rosenstock’s spouse as trustee for Mr. Rosenstock’s spouse, 65,900 shares owned in an IRA for the benefit of Mr. Rosenstock’s spouse, 65,000 shares owned in an IRA for the benefit of Mr. Rosenstock and 640,540 shares owned by the Rosenstock Family partnership. Based on Schedule 13G/A filing on May 26, 2015.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2019, no options have been granted under the 2011 Plan. A more detailed summary of the 2000 Plan is contained in Note 5 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	-	$-	-
Equity compensation plans not approved by security holders(2)	-	-	-

Total	-	$-	-

(1)	Non-Invasive Monitoring Systems, Inc. 2011 Stock Option Plans. The 2011 Plan authorizes up to 4,000,000 shares of our common stock. No options have been granted under the 2011 Stock Option Plan.

(2)	There are no outstanding options that were not granted under shareholder approved plans.

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

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrytal Pharma, Inc., a clinical stage biotechnology company, and in which Steve Rubin and Jane Hsiao, serve on the Board. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Company recorded additions to general and administrative costs and expenses to account for the sharing of costs under these arrangements of $5,000 and $5,000 for the years ended July 31, 2019 and 2018, respectively. Aggregate accounts payable to TransEnterix totaled approximately $1,600 and $800 at July 31, 2019 and 2018, respectively.

The Company entered into various notes payable with related parties from 2010 to 2018 with an aggregate principal total of $2,175,000 and with an unrelated third party for $50,000 for total principal amount of $2,225,000. The interest rate was 11% and the maturity date was July 31, 2020. The Company could prepay these notes in advance of the maturity date without premium or penalty.

On December 21, 2018, the Company issued 50,584,413 shares of Common Stock in exchange for the extinguishment of debt and related accrued interest totaling approximately $3,541,000. The Company incurred interest expense related to the Credit Facility and notes payable of $93,000 and $220,000 for the year ended July 31, 2019 and 2018, respectively.

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant

EisnerAmper LLP (“EisnerAmper”) had served as our independent registered public accounting firm since October 4, 2018.

Fees and Services

The following table sets forth the total fees billed to us by EisnerAmper for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2019 and 2018.

	2019	2018
Audit Fees	$56,000	$49,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$56,000	$49,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2019 and 2018, 100% of the audit related services, tax services and all other services provided by EisnerAmper for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: November 13, 2019	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	November 13, 2019
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Marvin A. Sackner, M.D	Director	November 13, 2019
Marvin A. Sackner, M.D

/s/ Steven D. Rubin	Director	November 13, 2019
Steven D. Rubin

/s/ Subbarao V. Uppaluri	Director	November 13, 2019
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	November 13, 2019
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 18, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19	Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20	Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22	Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23	2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

10.24	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated February 22, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 28, 2013).

10.25	Form of Stock Purchase Agreements dated as of April 8, 2013 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2013).

10.26	Fourth Amendment dated April 8, 2013 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 10, 2013).

10.27	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.28	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2013).

10.29	First Amendment dated July 31, 2013 to Promissory Note dated May 30, 2012 between the Company and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 6, 2013).

10.30	First Amendment dated July 31, 2013 to Promissory Note dated February 22, 2013 between the Company and Jane Hsiao (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 6, 2013).

10.31	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 26, 2014).

10.32	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2015).

10.33	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 20, 2015).

10.34	Fifth Amendment dated July 27, 2015 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 30, 2015).

10.35	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011(incorporated by reference from Exhibit 10.2 to Form 8-K filed July 30, 2015).

10.36	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor or Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 30, 2015

10.37	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 30, 2015).

10.38	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 30, 2015).

10.39	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 30, 2015).

10.40	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 30, 2015).

10.41	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 30, 2015).

10.42	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 14, 2015).

10.43	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated October 27, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2015).

10.44	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Jane Hsiao dated October 27, 2015 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2015).

10.45	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated June 1, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 3, 2016).

10.46	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Hsu Gamma Investments, L.P. dated June 1, 2016 (incorporated by reference from Exhibit 10.2 to Form 8-K filed June 3, 2016).

10.47	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated April 6, 2017, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 10, 2017).

10.48	Non-Invasive Monitoring Systems, Inc. Promissory Note in favor of Hsu Gamma Investments, L.P. dated April 6, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 10, 2017).

10.49	Sixth Amendment dated July 20, 2017 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 26, 2017).

10.50	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.2 to Form 8-K filed July 26, 2017).

10.51	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 26, 2017).

10.52	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 26, 2017).

10.53	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 26, 2017).

10.54	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 26, 2017).

10.55	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 26, 2017).

10.56	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 26, 2017).

10.57	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.9 to Form 8-K filed July 26, 2017).

10.58	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 27, 2015 (incorporated by reference from Exhibit 10.10 to Form 8-K filed July 26, 2017).

10.59	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated October 27, 2015 (incorporated by reference from Exhibit 10.11 to Form 8-K filed July 26, 2017).

10.60	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated June 1, 2016 (incorporated by reference from Exhibit 10.12 to Form 8-K filed July 26, 2017).

10.61	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated June 1, 2016 (incorporated by reference from Exhibit 10.13 to Form 8-K filed July 26, 2017).

10.62	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 6, 2017 (incorporated by reference from Exhibit 10.14 to Form 8-K filed July 26, 2017).

10.63	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated April 6, 2017 (incorporated by reference from Exhibit 10.15 to Form 8-K filed July 26, 2017).

10.64	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 22, 2017 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 27, 2017).

10.65	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 22, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 27, 2017).

10.67	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated February 15, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 20, 2018).

10.68	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated February 15, 2018 (incorporated by reference from Exhibit 10.2 to Form 8-K filed February 20, 2018).

10.69	Seventh Amendment dated July 27, 2018 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 2, 2018).

10.70	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 2, 2018).

10.71	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed August 2, 2018).

10.72	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 2, 2018).

10.73	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 2, 2018).

10.74	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed August 2, 2018).

10.75	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed August 2, 2018).

10.76	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed August 2, 2018).

10.77	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.9 to Form 8-K filed August 2, 2018).

10.78	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 27, 2015 (incorporated by reference from Exhibit 10.10 to Form 8-K filed August 2, 2018).

10.79	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated October 27, 2015 (incorporated by reference from Exhibit 10.11 to Form 8-K filed August 2, 2018).

10.80	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated June 1, 2016 (incorporated by reference from Exhibit 10.12 to Form 8-K filed August 2, 2018).

10.81	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated June 1, 2016 (incorporated by reference from Exhibit 10.13 to Form 8-K filed August 2, 2018).

10.82	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 6, 2017 (incorporated by reference from Exhibit 10.14 to Form 8-K filed August 2, 2018).

10.83	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated April 6, 2017 (incorporated by reference from Exhibit 10.15 to Form 8-K filed August 2, 2018).

10.84	First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 22, 2017 (incorporated by reference from Exhibit 10.16 to Form 8-K filed August 2, 2018).

10.85	First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 22, 2017 (incorporated by reference from Exhibit 10.17 to Form 8-K filed August 2, 2018).

10.86		First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated February 15, 2018 (incorporated by reference from Exhibit 10.18 to Form 8-K filed August 2, 2018).

10.87		First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated February 15, 2018 (incorporated by reference from Exhibit 10.19 to Form 8-K filed August 2, 2018).

10.88		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated November 16, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 20, 2018).

10.89		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, Ph.D., dated November 16, 2018 (incorporated by reference from Exhibit 10.2 to Form 8-K filed November 20, 2018).

10.90		Form of Lock-Up and Voting Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2018).

10.91		Form of Stock Purchase Agreement, dated December 21, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.92		Debt Exchange Agreement, dated December 21, 2018, by and among the Company and the Creditors (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

