Form 10-Q
period 2019-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2019-12-13
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2019

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 13, 2019.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2019	July 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$333	$353
Prepaid expenses, deposits, and other current assets	4	5
Current assets – discontinued operations	-	3
Total current assets	337	361

Total assets	$337	$361

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$256	$225
Current liabilities – discontinued operations	55	55
Total current liabilities	311	280

Total liabilities	311	280

Commitments and contingencies (Note 9)

Shareholders’ equity (deficit)
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,096)	(28,041)

Total shareholders’ equity	26	81
Total liabilities and shareholders’ equity	$337	$361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended October 31,
	2019	2018
Operating costs and expenses
General and administrative	$52	$135

Total operating costs and expenses	52	135

Operating loss	(52)	(135)

Interest expense, net	-	(59)

Loss from continuing operations	(52)	(194)
Loss from discontinued operations	(3)	(13)

Net loss	$(55)	$(207)

Weighted average number of common shares outstanding - Basic and diluted	154,811	79,007

Basic and diluted net loss per common share from continuing operations	$(0.00)	$(0.00)
Basic and diluted net income (loss) per common share from discontinued operations	$0.00	$(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) - Unaudited

Three months ended October 31, 2019

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2019	100	$-	154,810,655	$1,548	$26,574	$(28,041)	$81
Net loss	-	-	-	-	-	(55)	(55)
Balance at October 31, 2019	100	$-	154,810,655	$1,548	$26,574	$(28,096)	$26

Three months ended October 31, 2018

(Dollars in thousands, except share amounts)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2018	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,463)	$(3,678)
Net loss	–	–	–	–	–	–	–	–	–	(207)	(207)
Balance at October 31, 2018	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,670)	$(3,885)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2019 and 2018

	2019	2018
Operating activities
Net Loss	$(55)	$(207)
Add back: loss attributable to discontinued operations	3	13
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	1	(6)
Accounts payable and accrued expenses	31	162
Net cash used in continuing operations	(20)	(38)
Net cash used in discontinued operations	-	(13)
Net cash used in operating activities	(20)	(51)

Net decrease in cash from continuing operations	(20)	(51)
Cash, beginning of period	353	90
Cash, end of period	$333	$39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2019

The following (a) condensed consolidated balance sheet at July 31, 2019 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2019, and results of operations and cash flows for the interim periods ended October 31, 2019 and 2018. The results of operations for the three months ended October 31, 2019, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2019. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2019.

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

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at October 31, 2019 and July 31, 2019 and for the three months ended October 31, 2019 and 2018.

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $52,000 and $194,000 for the three months ended October 31, 2019 and 2018, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28.1 million as of October 31, 2019. The Company had $333,000 of cash at October 31, 2019 and working capital of approximately $26,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations. For the three months ended October 31, 2019 and 2018, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations.

Discontinued operations expense allocations, consisting of warehouse rent and other inventory related expenses incurred by us, are directly attributed to discontinued operations (see Note 3).

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $333,000 and $353,000, on deposit in bank operating accounts at October 31, 2019 and July 31, 2019, respectively.

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

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2015 to 2019 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2019 and July 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company currently has no long-term leases. However, in the event that the Company should enter any long-term leases it would then evaluate the effect that the new guidance would have on its consolidated financial statements and related disclosures

3. DISCONTINUED OPERATIONS

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

The detail of the consolidated balance sheets, the consolidated statement of operations and consolidated cash flows for the discontinued operations is as stated below:

	As of October 31, 2019	As of July 31, 2019

Current assets – discontinued operations
Prepaid expenses	$-	$3
Total current assets – discontinued operations	-	3
Total assets – discontinued operations	$-	$3

Current liabilities – discontinued operations
Accounts payable and accrued expenses	$55	$55
Total current liabilities – discontinued operations	55	55
Total liabilities – discontinued operations	$55	$55

	For the three months ended October 31, 2019	For the three months ended October 31, 2018
Selling, general and administrative expenses	$(3)	$(13)

Loss from discontinued operations	$(3)	$(13)

Basic and diluted loss per common share	$(0.00)	$(0.00)

	For the three months ended October 31, 2019	For the three months ended October 31, 2018
Cash used in operations for discontinued operations:
Loss from discontinued operations	$(3)	$(13)
Prepaid expenses	3	-
Cash used in discontinued operations	$-	$(13)

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record stock-based compensation for the three months ended October 31, 2019 and 2018.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan `authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of October 31, 2019.

As of October 31, 2019, there were no outstanding stock options and there were no unrecognized costs related to outstanding stock options. The Company did not grant any stock options during the three months ended October 31, 2019 or 2018.

5. NOTES PAYABLE

The Company entered into various notes payable with related parties from 2010 to 2018 with an aggregate principal total of $2,175,000 and with an unrelated third party for $50,000 for total principal amount of $2,225,000. The interest rate was 11% and the maturity date was July 31, 2020. The Company could prepay these notes in advance of the maturity date without premium or penalty.

On December 21, 2018, the Company issued 50,584,413 shares of Common Stock in exchange for the extinguishment of debt and related accrued interest totaling approximately $3,541,000. The Company incurred interest expense related to the Credit Facility and notes payable of $59,000 for the three months ended October 31, 2018 and $0 for the three months ended October 31, 2019.

The Company maintains a Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2020 (the “Credit Facility Maturity Date”). The balance of the principal due under the Credit Facility was $0 at July 31, 2019 and October 31, 2019.

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

Series C Preferred Stock is redeemable by the Company at a price of $0.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $0.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events. In February 2019, all outstanding shares of Series C Preferred Stock were redeemed by the Company following 30 days written notice. The redemption amount for the 62,048 Series C Preferred Stock was approximately $25,000 at a rate of $0.40 per share of which approximately $15,000 was paid and approximately $10,000 is included in accrued expenses at October 31, 2019. The redeemed Series C Preferred Stock were then cancelled following the redemption.

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

No preferred stock dividends were declared for the three months ended October 31, 2019 and 2018.

The Company did not issue any shares of the Company’s common stock during the three months ended October 31, 2019 and 2018.

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended October 31, 2019 and 2018, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed exercise of outstanding options and warrants and the conversion of preferred stock would be anti-dilutive. There are no options or warrants outstanding as of October 31, 2019 and 2018.

Potential common shares not included in calculating diluted net loss per share are as follows:

	October 31, 2019	October 31, 2018
Series C Preferred Stock	-	1,551,200
Series D Preferred Stock	-	13,910,000
Total	-	15,461,200

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

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three months ended October 31, 2019 and 2018, the Company did not record any rent expense related to the Miami lease. At October 31, 2019 and 2018, approximately $0 and $76,000 in rent was payable, respectively.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through October 31, 2019, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of October 31, 2019, the Company has approximately $41,000 of payables due to Sing Lin. As of October 31, 2019, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of October 31, 2019, the Company had not placed orders sufficient to meet the first-year or second-year minimum purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of December 13, 2019, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies. The Company believes that Sing Lin in no longer in business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; need for additional financing; dependence on management;; risks related to proprietary rights; other factors described herein as well as the factors contained in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2019. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

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

Three months ended October 31, 2019 Compared to Three months Ended October 31, 2018

General and administrative costs and expenses from continuing operations. General and administrative (“G&A”) costs and expenses from continuing operations were $52,000 for the three months ended October 31, 2019 as compared to $135,000 for the three months ended October 31, 2018. The $83,000 decrease was primarily due to legal expense related to the Company’s exploration of a strategic target in 2018.

Selling, general and administrative costs and expenses from discontinued operations. Selling, general and administrative (“SG&A”) costs and expenses from discontinued operations were $3,000 for the three months ended October 31, 2019 as compared to $13,000 for the three months ended October 31, 2018. The $10,000 decrease was primarily due to discontinued rent.

Total operating costs and expenses from continuing operations. Total operating costs and expenses from continuing operations were $52,000 for the three months ended October 31, 2019 as compared to $135,000 for the three months ended October 31, 2018. The $83,000 decrease is explained above in G&A.

Interest expense. Net interest expense was $0 and $59,000 for the three months ended October 31, 2019 and 2018, respectively. The $59,000 decrease was related to the Debt Exchange further described in Note 7 to the accompanying unaudited condensed consolidated financial statements that satisfied outstanding principal.

Loss from discontinuing operations. Loss from discontinuing operations was $3,000 for the three months ended October 31, 2019 as compared to a loss of $13,000 for the three months ended October 31, 2018. The $10,000 decrease was primarily due to discontinued rent.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At October 31, 2019, we had approximately $333,000 of cash and working capital of approximately $26,000. We believe that the cash on hand at October 31, 2019 is sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months.

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

Net cash used in operating activities was $20,000 and $51,000 for three months ended October 31, 2019 and 2018, respectively. This $31,000 decrease was primarily due to reduced legal expense related to the Company’s exploration of strategic alternatives during the three months ended October 31, 2019 when compared to the three months ended October 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 31, 2019 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended October 31, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

October 31, 2019

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2019	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 13, 2019	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

