Form 10-Q
period 2020-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2020-06-15
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2020

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 15, 2020.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2020	July 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$213	$353
Prepaid expenses	5	5
Current assets – discontinued operations	-	3
Total current assets	218	361

Total assets	$218	$361

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$193	$198
Accrued expenses	31	27
Current liabilities – discontinued operations	51	55
Total current liabilities	275	280

Total liabilities	275	280

Shareholders’ (deficit) equity
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of April 30, 2020 and July 31, 2019	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,179)	(28,041)

Total shareholders’ (deficit) equity	(57)	81
Total liabilities and shareholders’ (deficit) equity	$218	$361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Operating costs and expenses
Selling, general and administrative	$40	$177	$139	$378

Total operating costs and expenses	40	177	139	378

Operating loss	(40)	(177)	(139)	(378)

Other expense
Loss on extinguishment of debt	-	-	-	(1,066)
Interest expense, net	-	-	-	(93)
Total other expense	-	-	-	(1,159)

Loss continuing operations	(40)	(177)	(139)	(1,537)
Gain (loss) discontinued operations	-	(12)	1	(37)

Net loss	$(40)	$(189)	$(138)	$(1,574)

Weighted average number of common shares outstanding - Basic and diluted	154,811	152,935	154,811	112,630

Basic and diluted net loss per common share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and diluted net loss per common share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INTERIM CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) - Unaudited

For the three, six and nine months ended April 30, 2020 and 2019

(Dollars in thousands, except share amounts)

					Additional
	Series B		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2019	100	$-	154,810,655	$1,548	$26,574	$(28,041)	$81
Net loss	-	-	-	-	-	(55)	(55)
Balance at October 31, 2019	100	-	154,810,655	1,548	26,574	(28,096)	26
Net loss	-	-	-	-	-	(43)	(43)
Balance at January 31, 2020	100	-	154,810,655	1,548	26,574	(28,139)	(17)
Net loss	-	-				(40)	(40)
Balance at April 30, 2020	100	$-	154,810,655	$1,548	$26,574	$(28,179)	$(57)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2018	100	$-	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,463)	$(3,678)
Net loss	-	-	-	-	-	-	-	-	-	(207)	(207)
Balance at October 31, 2018	100	-	62,048	62	2,782	3	79,007,423	790	21,930	(26,670)	(3,885)
Issuance of common stock for cash	-	-	-	-	-	-	8,571,428	86	514	-	600
Issuance of common stock in exchange for extinguishment of debt, accrued interest and accounts payable	-	-	-	-	-	-	53,321,804	533	4,266	-	4,799
Net loss	-	-	-	-	-	-	-	-	-	(1,178)	(1,178)
Balance at January 31, 2019	100	-	62,048	62	2,782	3	140,900,655	1,409	26,710	(27,848)	336
Redemption of Series C Preferred Stock	-	-	(62,048)	(62)	-	-	-	-	-	37	(25)
Conversion of Series D Preferred Stock	-	-	-	-	(2,782)	(3)	13,910,000	139	(136)	-	-
Net loss	-	-								(189)	(189)
Balance at April 30, 2019	100	$-	-	$-	-	$-	154,810,655	$1,548	$26,574	$(28,000)	$122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Nine months ended April 30, 2020 and 2019

	2020	2019
Operating activities
Net Loss	$(138)	$(1,574)
Loss on extinguishment of debt	-	1,066
Add back: (gain) loss attributable to discontinued operations	(1)	37
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	-	(5)
Accounts payable	(5)	261
Accrued expenses	4	-
Net cash used in continuing operations	(140)	(178)
Net cash used in discontinued operations	-	(37)
Net cash used in operating activities	(140)	(215)
Financing activities
Proceeds from issuance of common stock	-	600
Proceeds from note payable – related party	-	100
Net cash provided by financing activities	-	700

Net (decrease) increase in cash	(140)	485
Cash, beginning of period	353	90
Cash, end of period	$213	$575

Supplemental disclosure of non-cash financing activity
Accounts payable and accrued expenses extinguished for issuance of common stock	$-	$1,508
Notes payable extinguished for issuance of common stock	$-	$2,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2020

The following (a) condensed consolidated balance sheet as of July 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2020, and results of operations and cash flows for the interim periods ended April 30, 2020 and 2019. The results of operations for the three and nine months ended April 30, 2020, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2019. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2019.

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

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at April 30, 2020 and July 31, 2019 and for the three and nine months ended April 30, 2020 and 2019.

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $139,000 and $1,537,000 for the nine months ended April 30, 2020 and 2019, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28,179,000 as of April 30, 2020. The Company had approximately $213,000 of cash at April 30, 2020 and working capital deficit of approximately ($57,000). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking potential mergers, acquisitions and strategic collaborations. There is no assurance that the Company will be successful in this regard, and, if not successful, that it will be able to continue its business. The accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

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

On August 4, 2019, IRA Financial delivered to the Company notice of termination of the Exchange Agreement pursuant to Section 8.01(b)(i) of that agreement due to the failure of the Exchange to have closed on or prior to the Outside Date. No termination fees, penalties or other amounts are payable by the Company in respect of such termination.

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

Discontinued Operations. For the three and nine months ended April 30, 2020 and 2019, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations.

Discontinued operations expense allocations, consisting of warehouse rent and other inventory related expenses incurred by us, are directly attributed to discontinued operations (see Note 3).

Reclassifications. Certain amounts in the condensed consolidated balance sheet as of July 31, 2019 and condensed consolidated cash flows statement for the nine months ended April 30, 2019 have been reclassified to conform to the current presentation.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $213,000 and $353,000, on deposit in bank operating accounts at April 30, 2020 and July 31, 2019, respectively.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2020 and July 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

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

The detail of the consolidated balance sheets, the consolidated statement of operations and consolidated cash flows for the discontinued operations is as stated below:

	As of April 30, 2020	As of July 31, 2019

Current assets – discontinued operations
Prepaid expenses	$-	$3
Total current assets – discontinued operations	-	3
Total assets – discontinued operations	$-	$3

Current liabilities – discontinued operations
Accounts payable and accrued expenses	$51	$55
Total current liabilities – discontinued operations	51	55
Total liabilities – discontinued operations	$51	$55

	For the three months ended April 30, 2020	For the three months ended April 30, 2019	For the nine months ended April 30, 2020	For the nine months ended April 30, 2019
Selling, general and administrative expenses	$-	$(12)	$(3)	$(37)
Gain on write off of accounts payable	-	-	4	-
Gain (loss) from discontinued operations	$-	$(12)	$1	$(37)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	For the three months ended April 30, 2020	For the three months ended April 30, 2019	For the nine months ended April 30, 2020	For the nine months ended April 30, 2019
Cash used in operations for discontinued operations:
Gain (loss) from discontinued operations	$-	$(12)	$1	$(37)
Gain on write off of accounts payable	-	-	(4)	-
Prepaid expenses	-	(12)	3	(37)
Cash used in discontinued operations	$-	$(12)	$-	$(37)

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record stock-based compensation for the three and nine months ended April 30, 2020 and 2019.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of April 30, 2020.

As of April 30, 2020, there were no outstanding stock options and there were no unrecognized costs related to outstanding stock options. The Company did not grant any stock options during the three and nine months ended April 30, 2020 or 2019.

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

On December 21, 2018, the Company issued 50,584,413 shares of Common Stock in exchange for the extinguishment of debt and related accrued interest totaling approximately $3,541,000. The Company incurred interest expense related to the Credit Facility and notes payable of $0 for the three and nine months ended April 30, 2020, and $0 and $93,000 for the three and nine months ended April 30, 2019.

The Company maintains a Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders have provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The interest rate payable on amounts outstanding under the Credit Facility is 11% per annum and increases to 16% per annum after the Credit Facility Maturity Date or after an event of default. The Company is permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2020 (the “Credit Facility Maturity Date”). The balance of the principal due under the Credit Facility was $0 at April 30, 2020 and July 31, 2019.

6. SHAREHOLDERS’ EQUITY

As of April 30, 2020, the Company has authorized 400,000,000 shares of common stock, $0.01 par value per share. The Company had 154,810,655 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

The Company has one class of Series B Preferred Stock. Series B Preferred Stock is not redeemable by the Company and has a liquidation value of $100 per share, plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $10 per share, if declared.

Series C Preferred Stock is redeemable by the Company at a price of $0.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $0.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events. In February 2019, all outstanding shares of Series C Preferred Stock were redeemed by the Company following 30 days written notice. The redemption amount for the 62,048 Series C Preferred Stock was approximately $25,000 at a rate of $0.40 per share of which approximately $15,000 was paid and approximately $10,000 is included in accrued expenses at April 30, 2020. The redeemed Series C Preferred Stock were then cancelled following the redemption.

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

No preferred stock dividends were declared for the three and nine months ended April 30, 2020 and 2019.

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended April 30, 2020 and 2019, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive. There are no options or warrants outstanding as of April 30, 2020 and 2019.

Potential weighted average outstanding common shares not included in calculating diluted net loss per share are as follows:

	Three months ended April 30, 2020	Nine months ended April 30, 2020	Three months ended April 30, 2019	Nine months ended April 30, 2019
Series C Preferred Stock	-	-	366,013	1,164,821
Series D Preferred Stock	-	-	2,031,798	10,037,619
Total	-	-	2,397,811	11,202,440

8. RELATED PARTY TRANSACTIONS

Dr. Jane Hsiao, Dr. Phillip Frost and directors Mr. Steven Rubin and Mr. Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. Since December 2009, the Company’s Chief Legal Officer has served under a cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrystal Pharma, Inc., a clinical stage biotechnology company, and in which Dr. Phillip Frost and Mr. Steven Rubin , serve on the Board.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three and nine months ended April 30, 2020 and 2019, the Company did not record any rent expense related to the Miami lease. At April 30, 2020 and July 31, 2019, there was no rent payable.

The Company is under common control with OPKO Health, Inc. (“OPKO”) and OPKO has a percentage of ownership less than one percent in the Company that OPKO has accounted for as an equity method investment due to the ability to significantly influence the Company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Results of Operations

In January 2009 our Exer-Rest line of therapeutic platforms was registered by the FDA in the United States as Class I (Exempt) Medical Devices. We began our sales activity with marketing and promotional pricing beginning in February 2009. In May 2019, we have discontinued those operations. The Company is now assessing potential mergers, acquisitions and strategic collaborations.

Three and Nine months ended April 30, 2020 Compared to Three and Nine months Ended April 30, 2019

General and administrative costs and expenses from continuing operations. General and administrative (“G&A”) costs and expenses from continuing operations were $40,000 and $139,000 for the three and nine months ended April 30, 2020, respectively, as compared to $177,000 and $378,000 for the three and nine months ended April 30, 2019, respectively. The $137,000 and $239,000 decrease for the three and nine months was primarily due to legal and professional services related to the Company’s exploration of a strategic target in 2019.

Selling, general and administrative costs and expenses from discontinued operations. Selling, general and administrative (“SG&A”) costs and expenses from discontinued operations were $0 and $3,000 for the three and nine months ended April 30, 2020, as compared to $12,000 and $37,000 for the three and nine months ended April 30, 2019. The $12,000 and $34,000 decrease were primarily due to the winding down of operations.

Total operating costs and expenses from continuing operations. Total operating costs and expenses were $40,000 and $139,000 for the three and nine months ended April 30, 2020, respectively, as compared to $177,000 and $378,000 for the three and nine months ended April 30, 2019, respectively. The $137,000 and $239,000 decrease are explained above in G&A.

Interest expense. Net interest expense was $0 for the three and nine months ended April 30, 2020, respectively, and was $0 and $93,000 for the three and nine months ended April 30, 2019. The $93,000 decrease for the nine months ended was related to the Debt Exchange further described in Note 5 to the accompanying unaudited condensed consolidated financial statements that satisfied outstanding principal.

Gain (loss) from discontinuing operations. Gain from discontinuing operations was $0 and $1,000 for the three and nine months ended April 30, 2020 as compared to a loss of ($12,000) and ($37,000) for the three and nine months ended April 30, 2019. The $12,000 and $38,000 decrease were primarily due to winding down of operations.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At April 30, 2020, we had approximately $213,000 of cash and working capital deficit of approximately ($57,000).

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

Net cash used in operating activities was $140,000 and $215,000 for nine months ended April 30, 2020 and 2019, respectively. This $75,000 decrease was primarily due to reduced legal expense related to the Company’s exploration of strategic alternatives during the nine months ended April 30, 2020 as compared to the nine months ended April 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 30, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

April 30, 2020

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 15, 2020	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: June 15, 2020	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

