Form 10-K
period 2020-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2020-10-29
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2020

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of October 23, 2020 was: $1.1 million.

As of October 23, 2020, there were 154,810,655 shares of common stock, $0.01 par value outstanding.

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

Company Overview

Our primary business previously consisted of research, development, manufacturing, marketing and sales of non-invasive, motorized, whole body periodic acceleration (“WBPA”) platforms. These therapeutic acceleration platforms are intended as aids to temporarily increase local circulation for temporary relief of minor aches and pains, produce local muscle relaxation and reduce morning stiffness.

Our operations of WBPA platforms slowed down. In May 2019, we effectively discontinued operations. The Company is a shell company as defined in Rule 12b-2 of the Exchange Act.

Products

We currently have no inventory and do not have any of our products available for sale.

Equity Exchange Agreement

As previously reported, on December 3, 2018, Non-Invasive Monitoring Systems, Inc., a Florida corporation (the “Company”), entered into an Equity Exchange Agreement (the “Exchange Agreement”) with IRA Financial Trust Company, a South Dakota trust corporation (“IRA Trust”), IRA Financial Group LLC, a Florida limited liability company (“IRAFG” and, together with IRA Trust, “IRA Financial”), and their respective equity holders (together, the “Equityholders”). Upon the terms and subject to the conditions contained in the Exchange Agreement, the Company had agreed to issue to the Equityholders shares of a newly-designated series of its convertible preferred stock in exchange for 100% of the issued and outstanding equity in IRA Financial (the “Exchange”). The Company, IRA Financial and the Equityholders subsequently amended the Exchange Agreement on three occasions to extend the outside date for consummation of the Exchange, with the last such extension expiring on July 3, 2019 (the “Outside Date”). A description of the material terms of the Exchange Agreement is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2019.

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

Our consolidated financial statements for the years ended July 31, 2020 and 2019 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2020 and 2019 were $0.2 and $1.6 million respectively. As of July 31, 2020, we had an accumulated deficit of $28.2 million. Absent additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.03 and $0.09 for the 52-week period ended July 31, 2020. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or elsewhere.

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

Quarter Ended	High	Low
October 31, 2018	$0.14	$0.04
January 31, 2019	$0.14	$0.07
April 30, 2019	$0.12	$0.07
July 31, 2019	$0.11	$0.07
October 31, 2019	$0.09	$0.06
January 31, 2020	$0.07	$0.03
April 30, 2020	$0.07	$0.03
July 31, 2020	$0.05	$0.03

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2020, we had 1,389 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Results of Operations

We have discontinued operations in May 2019. The Company is assessing potential mergers, acquisitions and strategic collaborations.

Year Ended July 31, 2020 Compared to Year Ended July 31, 2019

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses from continuing operations was $165,000 for the year ended July 31, 2020, as compared to $446,000 for the year ended July 31, 2019. This $281,000 net decrease was primarily associated with professional fees incurred in the year ended July 31, 2019. There was no stock-based compensation expense for the years ended July 31, 2020 and 2019.

Total operating costs and expenses. Total operating costs and expenses from continuing operations was $165,000 for the year ended July 31, 2020, as compared to $446,000 for the year ended July 31, 2019. This $281,000 increase is primarily attributable to G&A noted above.

Interest and other expense. Interest was $0 for the year ended July 31, 2020, as compared to $93,000 for the year ended July 31, 2019. This $93,000 decrease was primarily attributable to extinguishment of debt and related accrued interest as described in Note 5. In addition, the Company incurred a loss on the extinguishment of debt of $1.1 million during the year ended July 31, 2019.

Income (Loss) from discontinued operations. Income from discontinued operations was $2,000 for the year ended July 31, 2020, as compared to a loss of $10,000 for the year ended July 31, 2019. This $12,000 increase is primarily attributable to other income as a result of an accrual reversal and a gain on the exchange of inventory (see note 3).

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities previously available to us.

At July 31, 2020, we had cash of $203,000 and negative working capital of approximately $82,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $150,000 for the year ended July 31, 2020 as compared to $437,000 for the year ended July 31, 2019. This $287,000 decrease was principally due to the decrease in the operating loss offset by an increase in cash provided by accounts payable and accrued expenses. In addition, there was a $1.07 million loss on the extinguishment of debt that was added back to net loss to determine cash used for the year ended July 31, 2019.

Net cash provided by financing activities decreased to $0 for the year ended July 31, 2020 as compared to $700,000 for the year ended July 31, 2019. The $700,000 composed of proceeds from promissory notes and the issuance of common stock during 2019 (see Note 5 and 6 to the accompanying audited consolidated financial statements). There were not financing activities in 2020.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Non-Invasive Monitoring Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and subsidiaries (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years ended July 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years ended July 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP

Fort Lauderdale, FL

October 29, 2020

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2020	July 31, 2019

ASSETS
Current assets
Cash	$203	$353
Prepaid expenses, deposits, and other current assets	3	5
Current assets – discontinued operations	-	3
Total current assets	206	361

Total assets	$206	$361

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$238	$225
Current liabilities - discontinued operations	50	55
Total current liabilities	288	280

Total liabilities	288	280

Commitments and Contingencies (Note 9)	-	-

Shareholders’ equity (deficit)
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of July 31, 2020 and 2019, respectively	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,204)	(28,041)

Total shareholders’ equity (deficit)	(82)	81
Total liabilities and shareholders’ equity (deficit)	$206	$361

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended July 31, 2020 and 2019

(In thousands, except per share data)

	2020	2019
Operating costs and expenses
General and administrative	$165	$446

Total operating costs and expenses	165	446

Operating loss	(165)	(446)

Interest and other expense
Loss on extinguishment of debt	-	(1,066)
Interest expense	-	(93)
Total interest and other expense	-	(1,159)

Loss from continuing operations	(165)	(1,605)

Income (loss) from discontinued operations	2	(10)

Net loss	$(163)	$(1,615)

Weighted average number of common shares outstanding - basic and diluted	$154,811	$123,262
Basic and diluted net loss from continuing operations	(0.00)	(0.01)
Basic and diluted net income (loss) from discontinued operations	$0.00	$(0.00)

Basic and diluted loss per common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended July 31, 2020 and 2019 (Dollars in thousands, except share amounts)

	Preferred Stock								Additional
	Series B		Series C		Series D		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2018	100	$–	62,048	$62	2,782	$3	79,007,423	$790	$21,930	$(26,463)	$(3,678)
Issuance of common stock for cash	-	-	-	-	-	-	8,571,428	86	514	-	600
Issuance of common stock in exchange for extinguishment of debt, accrued interest and accounts payable	-	-	-	-	-	-	53,321,804	533	4,266	-	4,799
Redemption of Series C Preferred Stock	-	-	(62,048)	(62)	-	-	-	-	-	37	(25)
Conversion of Series D Preferred Stock	-	-	-	-	(2,782)	(3)	13,910,000	139	(136)	-	-
Net loss										(1,615)	(1,615)
Balance at July 31, 2019	100	-	-	-	-	-	154,810,655	1,548	26,574	(28,041)	81
Net loss	-	-	-	-	-	-	-	-	-	(163)	(163)
Balance at July 31, 2020	100	$-	-	$-	-	$-	154,810,655	$1,548	$26,574	$(28,204)	$(82)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Operating activities
Net loss	$(163)	$(1,615)
Add back: (Gain) loss attributable to discontinued operations	(2)	10
Adjustments to reconcile net loss to net cash used in operating activities
Loss on extinguishment of debt	-	1,066
Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	2	12
Accounts payable and accrued expenses	13	111
Net cash used in continuing operations	(150)	(416)
Net cash used in discontinued operations	-	(21)
Net cash used in operating activities	(150)	(437)
Financing activities
Proceeds from issuance of common stock	-	600
Proceeds from note payable – related party	-	100
Net cash provided by financing activities	-	700

Net (decrease) increase in cash from continuing operations	(150)	263
Cash, beginning of year	353	90
Cash, end of year	$203	$353

Supplemental disclosure of non-cash financing activity
Accounts payable and accrued expenses extinguished for issuance of common stock	$-	$1,508
Notes payable extinguished for issuance of common stock	$-	$2,225
Accrued redemption for Series D Preferred Stock	$-	$25
Accrued expense exchanged for inventory	$-	$15

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Organization. Non-Invasive Monitoring Systems, Inc., a Florida corporation (together with its consolidated subsidiaries, the “Company” or “NIMS”). The Company previously developed and marketed its Exer-Rest® line of acceleration therapeutic platforms based upon unique, patented whole body periodic acceleration (“WBPA”) technology of which the Company maintains patents. The Company maintains limited administration, but does not have any operations or inventory.

Business. The Company is currently a shell company (as defined in Rule 12b-2 of the Exchange Act).

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $0.2 million and $1.6 million for the year ended July 31, 2020 and 2019, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28.2 million as of July 31, 2020. The Company had $203,000 of cash at July 31, 2020 and negative working capital of approximately $82,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at May 3, 2019. See Discontinued Operations Note 3.

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

Discontinued Operations. For the years ended July 31, 2020 and 2019, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $203,000 and $353,000, on deposit in bank operating accounts at July 31, 2020 and July 31, 2019, respectively.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

Loss Contingencies. We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. In regard to legal costs, we record such costs as incurred.

Recent Accounting Pronouncements. The Company considers the applicability and impact of all relevant Accounting Standard Updates (“ASU’s”). Our conclusion was that they did not have any material effect on the consolidated financial statements.

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

The detail of the consolidated balance sheets, the consolidated statement of operations and consolidated cash flows for the discontinued operations is as stated below:

	As of July 31, 2020	As of July 31, 2019

Current assets – discontinued operations
Prepaid expenses	$-	$3
Total current assets – discontinued operations	-	3
Total assets – discontinued operations	$-	$3

Current liabilities – discontinued operations
Accounts payable and accrued expenses	$50	$55
Total current liabilities – discontinued operations	50	55
Total liabilities – discontinued operations	$50	$55

	For the year ended 2020	For the year ended 2019
Selling, general and administrative expenses	$2	$(37)
Other income	-	12
Gain on exchange of inventory	-	15

Gain (Loss) from discontinued operations	2	(10)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

	For the year ended 2020	For the year ended 2019
Cash used in operations for discontinued operations:
Gain (loss) from discontinued operations	$2	$(10)

Gain on exchange of inventory	-	(15)
Accounts payable and accrued expenses	-	4
Cash provided by discontinued operations	$2	$(21)

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record any stock-based compensation during the twelve months ended July 31, 2020 and 2019.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2020.

The Company did not grant any stock options during the twelve months ended July 31, 2020 or 2019. As of July 31, 2020, there were no outstanding stock options and there were no unrecognized costs related to outstanding stock options.

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

On December 21, 2018, the Company issued 50,584,413 shares of Common Stock in exchange for the extinguishment of the various notes discussed above and related accrued interest totaling approximately $3,541,000 resulting in a loss on the extinguishment of $1,066,000. The Company incurred interest expense related to the Credit Facility and notes payable of $0 and $93,000 for the year ended July 31, 2020 and 2019, respectively.

The Company maintained a Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders had provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The interest rate payable on amounts outstanding under the Credit Facility was 11% per annum and would increase to 16% per annum after the Credit Facility Maturity Date or after an event of default. The Company was permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2020 (the “Credit Facility Maturity Date”). The Credit Facility was not renewed. The balance of the principal due under the Credit Facility was $0 at July 31, 2020 and 2019.

6. SHAREHOLDERS’ EQUITY

The Company has one class of Preferred Stock. Holders of Series B Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters.

Series B Preferred Stock is not redeemable by the Company and has a liquidation value of $100 per share, plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $10 per share, if declared.

Series C Preferred Stock is redeemable by the Company at a price of $0.10 per share upon 30 days prior written notice. This series has a liquidation value of $1.00 per share plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $0.10 per share, if declared. Each share of Series C Preferred Stock is convertible into 25 shares of the Company’s common stock upon payment of a conversion premium of $4.20 per share of common stock. The conversion rate and the conversion premium are subject to adjustments in the event of stock splits, stock dividends, reverse stock splits and certain other events. In February 2019, all outstanding shares of Series C Preferred Stock were redeemed by the Company following 30 days written notice. The redemption amount for the 62,048 Series C Preferred Stock was approximately $25,000 at a rate of $0.40 per share of which approximately $15,000 was paid and approximately $10,000 is included in accrued expenses at July 31, 2020. The redeemed Series C Preferred Stock were then cancelled following the redemption.

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

No preferred stock dividends were declared for the years ended July 31, 2020 and 2019.

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

7. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2020 and 2019, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

8. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrystal Pharma, Inc., a clinical stage biotechnology company, and in which Steve Rubin serves on the Board. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Company recorded additions to general and administrative costs and expenses to account for the sharing of costs under these arrangements of $5,000 for the years ended July 31, 2020 and 2019. Aggregate accounts payable to TransEnterix totaled approximately $400 and $1,600 at July 31, 2020 and 2019, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2020 and 2019, the Company did not record any rent expense related to the Miami lease. At July 31, 2020 and 2019, approximately $0 in rent was payable.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2020, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2020, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2020, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2020, the Company had not placed orders sufficient to meet the purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of the date of this filing, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies. The Company believes that Sing Lin in no longer in business.

10. ACCOUNTS PAYABLE AND ACCCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations are summarized in the following table (in thousands):

	July 31, 2020	July 31, 2019
Accounts payable	$210	$198
Accrued redemption	10	10
Accrued other	18	17
Total	$238	$225

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not affect the Company’s financial position, results of operations or cash flows for the years ended July 31, 2020 and 2019.

The Company files its tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction and with various U.S. states and the Ontario province of Canada. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2016 to 2019 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2015 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate of 21% in 2020 and 2019 and income taxes reported in the consolidated statements of operations are attributable to the following (in thousands):

	July 31, 2020%		July 31, 2019%
Income tax benefit at the federal statutory rate from continuing operations	$(35)	21.0	$(337)	21.0
State income taxes, net of effect of federal taxes	(7)	4.2	(23)	1.5
Loss from extinguishment of debt	-	-	224	(13.9)
Expired net operating losses	7	(4.2)	138	(8.6)
Change in valuation allowance	35	(21.0)	(2)	-
Provision for income tax – continuing operations	-	-	-	-
Income tax benefit at the federal statutory rate for discontinued operations	-	-	(2)	21.0
State income taxes, net of effect of federal taxes	-	-	-	5.3
Change in valuation allowance	-	-	2	(26.3)
Provision for income tax – discontinued operations	-	-	-	-
Total	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2020	July 31, 2019
Federal and State net operating loss	$4,295	$4,146
Foreign net operating loss	18	18
Other	2	116
	4,315	4,280
Less: Valuation allowance	(4,315)	(4,280)
Net deferred tax asset	$–	$–

At July 31, 2020, the Company had available Federal and State net operating loss carry forwards of approximately $16.9 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2020. Net operating loss carry forwards generated in 2019 and later years never expire. However, these net operating losses can only be used to reduce taxable income by 80 percent. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions. The Company has not conducted a study to determine if any changes in ownership has occurred.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $4.3 million valuation allowance at July 31, 2020 ($4.2 million at July 31, 2019) was necessary. There was no decrease in the valuation allowance for the years ended July 31, 2020 and 2019. The Company paid no taxes for the years 2020 or 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2020. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Prepaid expenses, accounts payable and expenses – We have experienced a rapid decline in our business including transaction frequency and amounts as compared to prior periods. While we have continued to execute our internal controls, they were not modified from prior periods to operate at the appropriate level of precision to match the current size of our business. Due to this improper level of precision, our controls were ineffective at detecting expenses that were improperly recorded and classified within our accounting records.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Notwithstanding the existence of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Remedial Actions to Address Material Weaknesses

Management has actively implemented a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. Consistent with the remediation plan we have conducted internal control training to address the lower levels of materiality in order to maintain internal control effectively against a material weakness as reported in Item 9A of our Annual Report on Form 10-K for the year ended July 31, 2020.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	73
Steven D. Rubin	60
Subbarao V. Uppaluri, Ph.D.	71

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a Director and Chairman of the Board of Directors (the “Board”) of the Company since October 2008 and as Interim Chief Executive Officer since February 2012. Dr. Hsiao has served as Vice Chairman and Chief Technical Officer of OPKO Health, Inc. (NASDAQ GS:OPK), a specialty healthcare company, since May 2007 and as a director since February 2007. Dr. Hsiao is also a director of each of TransEnterix, Inc. (NYSE: TRXC), a medical device company. Dr. Hsiao previously served as a director of Cocrystal Pharma, Inc. (NASDAQ GM:COCP), a biotechnology company developing antiviral therapeutics for human diseases, Neovasc, Inc. (NASDAQ CM:NVCN), a company developing and marketing medical specialty vascular devices. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006.

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

Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin has served as Executive Vice President – Administration since May 2007 and as a director of the OPKO (NASDAQ: OPKO) since February 2007. Mr. Rubin currently serves on the board of directors of Red Violet, Inc. (NASDAQ CM:RDVT), a software and services company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Eloxx Pharmaceuticals, Inc. (OTC US:ELOX), a clinical stage biopharmaceutical company dedicated to treating patients suffering from rare and ultra-rare disease caused by premature termination codon nonsense mutations, Neovasc, Inc. (NASDAQ CM:NVCN), a company that develops and markets medical specialty vascular devices, and ChromaDex Corp. (NASDAQ CM:CDXC), a science-based, integrated nutraceutical company devoted to improving the way people age.

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

Former Director

Marvin A. Sackner, M.D., 88, Dr. Sackner had served as a Director since he was first elected as our Chairman of the Board, Chief Executive Officer and Director in November 1989 and served as Chairman of the Board from November 1989 until October 2008. He served as our CEO from 1989 until 2002 and from December 2007 to February 2012. In 1977, Dr. Sackner co-founded Respitrace Corporation, a predecessor to the Company, and was the Chairman of its board of directors from 1981 until October 1989. Dr. Sackner served as a director of Continucare Corporation (“Continucare”), a provider of outpatient healthcare services, until October 2011. From 1974 until October 1991, Dr. Sackner was the Director of Medical Services at Mount Sinai in Miami Beach, Florida. From 1973 through 1996, he served as Professor of Medicine, University of Miami at Mount Sinai. Since 2004, he has been Voluntary Professor of Medicine, Leonard Miller Medical School of University of Miami. From 1979 to 1980, Dr. Sackner was the President of the American Thoracic Society. Dr. Sackner was the Chairman of the Pulmonary Disease Subspecialty Examining Board of the American Board of Internal Medicine from 1977 to 1980. In 2007, he was awarded an Honorary Doctorate Degree for “outstanding work in the entire field of pulmonology and sleep disorders,” by the University of Zurich (Switzerland). Dr. Sackner holds more than 30 U.S. patents and has published four books and more than 200 scientific papers.

Dr. Sackner’s experience as the Company’s former CEO, as a medical doctor and as the primary inventor of the Company’s products enabled him to provide valuable board leadership and insight into the development of our products.

The Company was notified on October 27, 2020 that Dr. Marvin A. Sackner had passed away on September 29, 2020.

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	73	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	53	Chief Financial Officer and Treasurer

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2020 and 2019 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2020	–	–	–	–	–
	2019	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of July 31, 2020

The following table sets forth information with respect to outstanding option awards as of July 31, 2020 for our named executive officers(“NEO”). Our NEO’s do not have any outstanding stock options. We did not grant any stock awards in Fiscal 2020 or 2019.

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

We did not grant any stock awards in the year ended July 31, 2020 and we did not have any outstanding. As of July 31, 2020, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Marvin Sackner, M.D.	–
Steven D. Rubin	–
Subbarao V. Uppaluri, Ph.D.	–

Director Compensation

For the year ended July 31, 2020, our Directors did not receive any compensation for their respective service on our Board or any committee thereof. Our Directors do not have any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 18, 2020 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (4)	43,455,734	28.1%
Marvin A. Sackner, M.D., Director (9)	15,000	*
Steven D. Rubin, Director	100,000	*
Subbarao V. Uppaluri, Ph.D., Director	–	*
James J. Martin, Chief Financial Officer	25,000	*
All Directors and Executive Officers as a group (5 Persons)	43,620,734	28.2%
Phillip Frost, M.D. (5)	54,690,325	35.3%
Frost Gamma Investments Trust (6)	54,690,325	35.3%
Hsu Gamma Investments, L.P. (7)	24,553,660	15.9%
Richard Rosenstock (8)	5,535,556	3.6%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2020 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 154,810,655 shares of common stock issued and outstanding as of July 31, 2020. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Common stock holdings include 24,553,660 shares of common stock held by Hsu Gamma Investments, L.P. and 2,150,000 common stock held by Chin Hsiung Hsiao Family Trust A. Dr. Jane Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(5)	Includes beneficial ownership of shares held by Frost Gamma Investments Trust.

(6)	Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(7)	Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(8)	Common stock holdings include 1,387,916 shares held directly, 166,200 shares held in a retirement account for the benefit of Richard J. Rosenstock, 10,000 shares held by Mr. Rosenstock’s spouse, 3,200,000 shares owned by Mr. Rosenstock’s spouse as trustee for Mr. Rosenstock’s spouse, 65,900 shares owned in an IRA for the benefit of Mr. Rosenstock’s spouse, 65,000 shares owned in an IRA for the benefit of Mr. Rosenstock and 640,540 shares owned by the Rosenstock Family partnership. Based on Schedule 13G/A filing on May 26, 2015.

(9)	The Company was notified on October 27, 2020 that Dr. Marvin A. Sackner had passed away on September 29, 2020.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2020, no options have been granted under the 2011 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2020:

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

In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2020.

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

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrytal Pharma, Inc., a clinical stage biotechnology company, and in which Steve Rubin serves on the Board. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Company recorded additions to general and administrative costs and expenses to account for the sharing of costs under these arrangements $5,000 for the years ended July 31, 2020 and 2019. Aggregate accounts payable to TransEnterix totaled approximately $400 and $1,600 at July 31, 2020 and 2019, respectively.

On December 21, 2018, the Company issued 50,584,413 shares of Common Stock in exchange for the extinguishment of debt and related accrued interest totaling approximately $3,541,000. The Company incurred interest expense related to the Credit Facility and notes payable of $0 and $93,000 for the year ended July 31, 2020 and 2019, respectively.

Director Independence

The Board of Directors, in the exercise of its reasonable business judgment, has determined that each of the Company’s directors qualifies as an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations, with the exception of Dr. Marvin Sackner, who previously was employed as the Company’s CEO. Dr. Subbarao V. Uppaluri and Steven D. Rubin comprise our Audit Committee, and each such person is “independent” for audit committee purposes as defined by the more stringent standard contained in Nasdaq Stock Market Rule 5605(c)(2). On October 26, 2020, the Company was advised that Dr. Sackner passed away on September 29, 2020.

Item 14. Principal Accountant Fees and Services.

Principal Accountant

EisnerAmper LLP (“EisnerAmper”) had served as our independent registered public accounting firm since October 4, 2018.

Fees and Services

The following table sets forth the total fees billed to us by EisnerAmper for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2020 and 2019.

	2020	2019
Audit Fees	$41,000	$56,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$41,000	$56,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2020 and 2019, 100% of the audit related services, tax services and all other services provided by EisnerAmper for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 29, 2020	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 29, 2020
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Steven D. Rubin	Director	October 29, 2020
Steven D. Rubin

/s/ Subbarao V. Uppaluri	Director	October 29, 2020
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 29, 2020
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.2	Letter of Agreement dated April 21, 1999 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 18, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19	Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20	Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22	Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23	2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

10.24	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated February 22, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 28, 2013).

10.25	Form of Stock Purchase Agreements dated as of April 8, 2013 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2013).

10.26	Fourth Amendment dated April 8, 2013 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 10, 2013).

10.27	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.28	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2013).

10.29	First Amendment dated July 31, 2013 to Promissory Note dated May 30, 2012 between the Company and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 6, 2013).

10.30	First Amendment dated July 31, 2013 to Promissory Note dated February 22, 2013 between the Company and Jane Hsiao (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 6, 2013).

10.31	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 26, 2014).

10.32	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2015).

10.33	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 20, 2015).

10.34	Fifth Amendment dated July 27, 2015 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 30, 2015).

10.35	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011(incorporated by reference from Exhibit 10.2 to Form 8-K filed July 30, 2015).

10.36	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor or Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 30, 2015

10.37	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 30, 2015).

10.38	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 30, 2015).

10.39	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 30, 2015).

10.40	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 30, 2015).

10.41	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 30, 2015).

10.42	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 14, 2015).

10.43	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated October 27, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2015).

10.44	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Jane Hsiao dated October 27, 2015 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2015).

10.45	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated June 1, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 3, 2016).

10.46	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Hsu Gamma Investments, L.P. dated June 1, 2016 (incorporated by reference from Exhibit 10.2 to Form 8-K filed June 3, 2016).

10.47	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated April 6, 2017, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 10, 2017).

10.48	Non-Invasive Monitoring Systems, Inc. Promissory Note in favor of Hsu Gamma Investments, L.P. dated April 6, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 10, 2017).

10.49	Sixth Amendment dated July 20, 2017 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 26, 2017).

10.50	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.2 to Form 8-K filed July 26, 2017).

10.51	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 26, 2017).

10.52	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 26, 2017).

10.53	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 26, 2017).

10.54	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 26, 2017).

10.55	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 26, 2017).

10.56	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 26, 2017).

10.57	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.9 to Form 8-K filed July 26, 2017).

10.58	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 27, 2015 (incorporated by reference from Exhibit 10.10 to Form 8-K filed July 26, 2017).

10.59	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated October 27, 2015 (incorporated by reference from Exhibit 10.11 to Form 8-K filed July 26, 2017).

10.60	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated June 1, 2016 (incorporated by reference from Exhibit 10.12 to Form 8-K filed July 26, 2017).

10.61	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated June 1, 2016 (incorporated by reference from Exhibit 10.13 to Form 8-K filed July 26, 2017).

10.62	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 6, 2017 (incorporated by reference from Exhibit 10.14 to Form 8-K filed July 26, 2017).

10.63	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated April 6, 2017 (incorporated by reference from Exhibit 10.15 to Form 8-K filed July 26, 2017).

10.64	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 22, 2017 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 27, 2017).

10.65	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 22, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 27, 2017).

10.67	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated February 15, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 20, 2018).

10.68	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated February 15, 2018 (incorporated by reference from Exhibit 10.2 to Form 8-K filed February 20, 2018).

10.69	Seventh Amendment dated July 27, 2018 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 2, 2018).

10.70	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 2, 2018).

10.71	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed August 2, 2018).

10.72	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 2, 2018).

10.73	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 2, 2018).

10.74	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed August 2, 2018).

10.75	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed August 2, 2018).

10.76	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed August 2, 2018).

10.77	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.9 to Form 8-K filed August 2, 2018).

10.78	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 27, 2015 (incorporated by reference from Exhibit 10.10 to Form 8-K filed August 2, 2018).

10.79	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated October 27, 2015 (incorporated by reference from Exhibit 10.11 to Form 8-K filed August 2, 2018).

10.80	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated June 1, 2016 (incorporated by reference from Exhibit 10.12 to Form 8-K filed August 2, 2018).

10.81	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated June 1, 2016 (incorporated by reference from Exhibit 10.13 to Form 8-K filed August 2, 2018).

10.82	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 6, 2017 (incorporated by reference from Exhibit 10.14 to Form 8-K filed August 2, 2018).

10.83	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated April 6, 2017 (incorporated by reference from Exhibit 10.15 to Form 8-K filed August 2, 2018).

10.84	First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 22, 2017 (incorporated by reference from Exhibit 10.16 to Form 8-K filed August 2, 2018).

10.85	First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 22, 2017 (incorporated by reference from Exhibit 10.17 to Form 8-K filed August 2, 2018).

10.86		First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated February 15, 2018 (incorporated by reference from Exhibit 10.18 to Form 8-K filed August 2, 2018).

10.87		First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated February 15, 2018 (incorporated by reference from Exhibit 10.19 to Form 8-K filed August 2, 2018).

10.88		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated November 16, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 20, 2018).

10.89		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, Ph.D., dated November 16, 2018 (incorporated by reference from Exhibit 10.2 to Form 8-K filed November 20, 2018).

10.90		Form of Lock-Up and Voting Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2018).

10.91		Form of Stock Purchase Agreement, dated December 21, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.92		Debt Exchange Agreement, dated December 21, 2018, by and among the Company and the Creditors (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

