Form 10-Q
period 2020-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2020-12-14
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2020

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 14, 2020.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2020	July 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$139	$203
Prepaid expenses, deposits, and other current assets	38	3
Total current assets	177	206

Total assets	$177	$206

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$268	$238
Current liabilities – discontinued operations	50	50
Total current liabilities	318	288

Total liabilities	318	288

Commitments and contingencies (Note 8)

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,263)	(28,204)

Total shareholders’ deficit	(141)	(82)
Total liabilities and shareholders’ deficit	$177	$206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended October 31,
	2020	2019
Operating costs and expenses
General and administrative	$59	$52

Total operating costs and expenses	59	52

Operating loss	(59)	(52)

Loss from continuing operations	(59)	(52)
Loss from discontinued operations	-	(3)

Net loss	$(59)	$(55)

Weighted average number of common shares outstanding - basic and diluted	154,811	154,811

Basic and diluted net loss per common share from continuing operations	$(0.00)	$(0.00)
Basic and diluted net loss per common share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) - Unaudited

Three months ended October 31, 2020

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2020	100	$-	154,810,655	$1,548	$26,574	$(28,204)	$(82)
Net loss	-	-	-	-	-	(59)	(59)
Balance at October 31, 2020	100	$-	154,810,655	$1,548	$26,574	$(28,263)	$(141)

Three months ended October 31, 2019

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2019	100	$-	154,810,655	$1,548	$26,574	$(28,041)	$81
Net loss	-	-	-	-	-	(55)	(55)
Balance at October 31, 2019	100	$-	154,810,655	$1,548	$26,574	$(28,096)	$26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2020 and 2019

	2020	2019
Operating activities
Net Loss	$(59)	$(55)
Add back: loss attributable to discontinued operations	-	3
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	(35)	1
Accounts payable and accrued expenses	30	31
Net cash used in continuing operations	(64)	(20)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(64)	(20)

Net decrease in cash from continuing operations	(64)	(20)
Cash, beginning of period	203	353
Cash, end of period	$139	$333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2020

The following (a) condensed consolidated balance sheet at July 31, 2020 was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2020, and results of operations and cash flows for the interim periods ended October 31, 2020 and 2019. The results of operations for the three months ended October 31, 2020, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2020. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2020.

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

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at October 31, 2020 and July 31, 2020 and for the three months ended October 31, 2020 and 2019.

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $59,000 and $52,000 for the three months ended October 31, 2020 and 2019, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28.3 million as of October 31, 2020. The Company had $139,000 of cash at October 31, 2020 and negative working capital of approximately $141,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking potential mergers, acquisitions and strategic collaborations. The Company is also exploring obtaining a promissory note. There is no assurance that the Company will be successful in this regard, and, if not successful, that it will be able to continue its business activities. The accompanying consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

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

Discontinued Operations. For the three months ended October 31, 2020 and 2019, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $139,000 and $203,000, on deposit in bank operating accounts at October 31, 2020 and July 31, 2020, respectively. At October 31, 2020 and 2019, the Company had no cash equivalents.

Income Taxes. The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The deferred tax asset for loss carryforwards and other potential future tax benefits has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The utilization of the loss carryforward is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to the Internal Revenue Code Section 382. Tax years ranging from 2016 to 2019 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2020 and July 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

Loss Contingencies. We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. In regard to legal costs, we record such costs as incurred.

Related Parties. The Company follows ASC 850 “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

The detail of the consolidated balance sheets, the consolidated statements of operations and cash flows for the discontinued operations is as stated below:

	As of October 31, 2020	As of July 31, 2020

Current liabilities – discontinued operations
Accounts payable and accrued expenses	$50	$50
Total current liabilities – discontinued operations	50	50
Total liabilities – discontinued operations	$50	$50

	For the three months ended October 31, 2020	For the three months ended October 31, 2019
Selling, general and administrative expenses	$-	$3

Loss from discontinued operations	$-	$(3)

Basic and diluted loss per common share	$(0.00)	$(0.00)

	For the three months ended October 31, 2020	For the three months ended October 31, 2019
Cash used in operations for discontinued operations:
Loss from discontinued operations	$-	$3
Cash provided by discontinued operations	$-	$3

4. STOCK-BASED COMPENSATION

The Company measures the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of the Company’s stock option awards is expensed over the vesting life of the underlying stock options using the graded vesting method, with each tranche of vesting options valued separately. The Company did not record stock-based compensation for the three months ended October 31, 2020 and 2019.

In November 2010, the Company’s Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. Subject to adjustment in certain circumstances, the 2011 Plan authorizes up to 4,000,000 shares of the Company’s common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of October 31, 2020.

As of October 31, 2020, there were no outstanding stock options and there were no unrecognized costs related to outstanding stock options. The Company did not grant any stock options during the three months ended October 31, 2020 or 2019.

5. SHAREHOLDERS’ EQUITY

The Company has a single class of Preferred Stock. Holders of Series B Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters.

Series B Preferred Stock is not redeemable by the Company and has a liquidation value of $100 per share, plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $10 per share, if declared.

No preferred stock dividends were declared for the three months ended October 31, 2020 and 2019.

The Company did not issue any shares of the Company’s common stock during the three months ended October 31, 2020 and 2019.

6. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the periods ended October 31, 2020 and 2019, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

7. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until October 2, 2013. The Company’s Chief Financial Officer continued as an employee of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrytal Pharma, Inc., a clinical stage biotechnology company, and in which Steve Rubin and Jane Hsiao, serve on the Board. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Company expensed $1,200 under the cost sharing arrangement during the three months ended October 31, 2020 and 2019. At October 31, 2020 and July 31, 2020, the Company had an accounts payable liability of $1,600 and $400 under the cost sharing arrangement, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three months ended October 31, 2020 and 2019, the Company did not record any rent expense related to the Miami lease. At October 31, 2020 and 2019 there was no rent was payable.

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

COVID-19

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through October 31, 2020, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of October 31, 2020, the Company has approximately $41,000 of payables due to Sing Lin. As of October 31, 2020, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of October 31, 2020, the Company had not placed orders sufficient to meet the purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of the date of this filing, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies. The Company believes that Sing Lin in no longer in business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Results of Operations

We have discontinued operations in May 2019. The Company is assessing potential mergers, acquisitions and strategic collaborations.

Three months ended October 31, 2020 Compared to Three months Ended October 31, 2019

General and administrative costs and expenses from continuing operations. General and administrative (“G&A”) costs and expenses from continuing operations were $59,000 for the three months ended October 31, 2020 as compared to $52,000 for the three months ended October 31, 2019. The $7,000 increase was primarily due to professional fees.

Total operating costs and expenses from continuing operations. Total operating costs and expenses from continuing operations were $59,000 for the three months ended October 31, 2020 as compared to $52,000 for the three months ended October 31, 2019. The $7,000 increase is explained above in G&A.

Loss from discontinued operations. Loss from discontinued operations was $0 for the three months ended October 31, 2020 as compared to a loss of $3,000 for the three months ended October 31, 2019. The $3,000 decrease was primarily due to discontinued rent.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under promissory notes. At October 31, 2020, we had approximately $139,000 of cash and negative working capital of approximately $141,000. We believe that the cash on hand at October 31, 2020 is not sufficient to meet our anticipated cash requirements for the next 12 months. We are currently exploring promissory notes for additional capital.

We expect to incur losses for the foreseeable future. It is likely that we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements. No assurance can be given that such additional financing will be available on acceptable terms or at all.

Current economic conditions have been, and continue to be, volatile and continued instability in these market conditions may limit our ability to access the capital in a timely manner. Additionally, the sales of equity or convertible debt securities may result in dilution to our stockholders.

Net cash used in operating activities was $64,000 and $20,000 for three months ended October 31, 2020 and 2019, respectively. This $44,000 increase was primarily due to increases in prepaid expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2020. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Notwithstanding the existence of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Remedial Actions to Address Material Weaknesses

Management has actively implemented a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. Consistent with the remediation plan we have conducted internal control training to address the lower levels of materiality in order to maintain internal control effectively against a material weakness as first reported in Item 9A of our Annual Report on Form 10-K for the year ended July 31, 2020.

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

October 31, 2020

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2020	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 14, 2020	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

