Form 10-Q
period 2021-04-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2021-06-11
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2021

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 11, 2021.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2021	July 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$61	$203
Prepaid expenses	15	3
Total current assets	76	206

Total assets	$76	$206

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$235	$238
Current liabilities – discontinued operations	50	50
Total current liabilities	285	288

Total liabilities	285	288

Commitments and contingencies (Note 7)

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,331)	(28,204)

Total shareholders’ deficit	(209)	(82)
Total liabilities and shareholders’ deficit	$76	$206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Operating costs and expenses
General and administrative	$29	$40	$127	$139

Total operating costs and expenses	29	40	127	139

Operating loss	(29)	(40)	(127)	(139)

Loss from continuing operations	(29)	(40)	(127)	(139)
Gain from discontinued operations	-	-	-	1

Net loss	$(29)	$(40)	$(127)	$(138)

Weighted average number of common shares outstanding - Basic and diluted	154,811	154,811	154,811	154,811

Basic and diluted loss per common share from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per common share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) - Unaudited

For the three, six and nine months ended April 30, 2021 and 2020

(Dollars in thousands, except share amounts)

					Additional
	Series B		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2020	100	$-	154,810,655	$1,548	$26,574	$(28,204)	$(82)
Net loss	-	-	-	-	-	(59)	(59)
Balance at October 31, 2020	100	-	154,810,655	1,548	26,574	(28,263)	(141)
Net loss	-	-	-	-	-	(39)	(39)
Balance at January 31, 2021	100	-	154,810,655	1,548	26,574	(28,302)	(180)
Net loss	-	-				(29)	(29)
Balance at April 30, 2021	100	$-	154,810,655	$1,548	$26,574	$(28,331)	$(209)

					Additional
	Series B		Common Stock		Paid-in-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2019	100	$-	154,810,655	$1,548	$26,574	$(28,041)	$81
Net loss	-	-	-	-	-	(55)	(55)
Balance at October 31, 2019	100	-	154,810,655	1,548	26,574	(28,096)	26
Net loss	-	-	-	-	-	(43)	(43)
Balance at January 31, 2020	100	-	154,810,655	1,548	26,574	(28,139)	(17)
Net loss	-	-				(40)	(40)
Balance at April 30, 2020	100	$-	154,810,655	$1,548	$26,574	$(28,179)	$(57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Nine months ended April 30, 2021 and 2020

	2021	2020
Operating activities
Net Loss	$(127)	$(138)
Add back: (gain) loss attributable to discontinued operations	-	(1)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities
Prepaid expenses	(12)	-
Accounts payable and accrued expenses	(3)	(1)
Net cash used in continuing operations	(142)	(140)
Net cash used in operating activities	(142)	(140)

Net decrease in cash	(142)	(140)
Cash, beginning of period	203	353
Cash, end of period	$61	$213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2021

The following (a) condensed consolidated balance sheet at July 31, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of April 30, 2021, and results of operations and cash flows for the interim periods ended April 30, 2021 and 2020. The results of operations for the three and nine months ended April 30, 2021, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2020. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2020.

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

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at April 30, 2021 and July 31, 2020 and for the three and nine months ended April 30, 2021 and 2020.

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses from continuing operations of approximately $127,000 and $139,000 for the nine months ended April 30, 2021 and 2020, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28,331,000 as of April 30, 2021. The Company had approximately $61,000 of cash at April 30, 2021 and working capital deficit of approximately ($209,000). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations. For the three and nine months ended April 30, 2021 and 2020, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations.

Discontinued operations expense allocations, consisting of warehouse rent and other inventory related expenses incurred by us, are directly attributed to discontinued operations (see Note 3).

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accrued expenses and deferred taxes as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $62,000 and $203,000, on deposit in bank operating accounts at April 30, 2021 and July 31, 2020, respectively. At April 30, 2021 and July 31, 2020, the Company had no cash equivalents.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2021 and July 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

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

3. DISCONTINUED OPERATIONS

On May 3, 2019 the Company exchanged its inventory for forgiveness of accrued unpaid rent. Concurrent with the inventory exchange, management with the appropriate level of authority determined to discontinue the operations of the product segment.

The detail of the consolidated balance sheets, the consolidated statement of operations and cash flows for the discontinued operations is as stated below (in thousands):

	As of April 30, 2021	As of July 31, 2020
Current liabilities – discontinued operations
Accounts payable and accrued expenses	$50	$50
Total current liabilities – discontinued operations	50	50
Total liabilities – discontinued operations	$50	$50

	For the three months ended April 30, 2021	For the three months ended April 30, 2020	For the nine months ended April 30, 2021	For the nine months ended April 30, 2020
General and administrative expenses	$-	$-	$-	$(3)
Gain on write off of accounts payable	-	-	-	4
Gain from discontinued operations	$-	$-	$-	$1

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	For the three months ended April 30, 2021	For the three months ended April 30, 2020	For the nine months ended April 30, 2021	For the nine months ended April 30, 2020
Cash used in operations for discontinued operations:
Gain from discontinued operations	$-	$-	$-	$1
Gain on write off of accounts payable	-	-	-	(4)
Prepaid expenses	-	-	-	3
Cash used in discontinued operations	$-	$-	$-	$-

4. SHAREHOLDERS’ EQUITY

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

No preferred stock dividends were declared for the three and nine months ended April 30, 2021 and 2020.

The Company did not issue any shares of the Company’s common stock during the three and nine months ended April 30, 2021 and 2020.

5. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the periods ended April 30, 2021 and 2020, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

6. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of TransEnterix, Inc. (formerly SafeStitch Medical, Inc.) (“TransEnterix”), a publicly-traded medical device company. The Company’s Chief Financial Officer also served as the Chief Financial Officer of TransEnterix until March 3, 2014, during which he supervised the Miami based accounting staff of TransEnterix under a cost sharing arrangement whereby the total salaries of the Miami based accounting staff was shared by the Company and TransEnterix. The Chief Financial Officer continues to serve as the Chief Financial Officer of Cocrystal Pharma, Inc., a clinical stage biotechnology company, and in which Steve Rubin, serves on the Board. Since December 2009, the Company’s Chief Legal Officer has served under a similar cost sharing arrangement as the Chief Legal Officer of TransEnterix. The Company expensed $1,200 during the three months ended April 30, 2021 and 2020 and $3,600 during the nine months ended April 30, 2021 and 2020 under the cost sharing arrangement. At April 30, 2021 and July 31, 2020, the Company had an accounts payable liability of $400 and $400 under the cost sharing arrangement, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three and nine months ended April 30, 2021 and 2020, the Company did not record any rent expense related to the Miami lease. At April 30, 2021 and July 31, 2020 there was no rent payable.

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

7. COMMITMENTS AND CONTINGENCIES

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through April 30, 2021, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of April 30, 2021, the Company has approximately $41,000 of payables due to Sing Lin. As of April 30, 2021, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of April 30, 2021, the Company had not placed orders sufficient to meet the purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of the date of this filing, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies. The Company believes that Sing Lin in no longer in business.

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

Three and Nine months ended April 30, 2021 Compared to Three and Nine months Ended April 30, 2020

General and administrative costs and expenses from continuing operations. General and administrative (“G&A”) costs and expenses from continuing operations were $29,000 and $127,000 for the three and nine months ended April 30, 2021, respectively, as compared to $40,000 and $139,000 for the three and nine months ended April 30, 2020, respectively. The $11,000 and $12,000 decrease for the three and nine months was primarily due to reduced legal and professional services.

Total operating costs and expenses from continuing operations. Total operating costs and expenses were $29,000 and $127,000 for the three and nine months ended April 30, 2021, respectively, as compared to $40,000 and $139,000 for the three and nine months ended April 30, 2020, respectively. The $11,000 and $12,000 decrease for the three and nine months are explained above in G&A.

Gain from discontinuing operations. Gain from discontinuing operations was $0 for the three and nine months ended April 30, 2021 as compared to a gain of $0 and $1,000 for the three and nine months ended April 30, 2020, respectively. The $1,000 decrease was primarily due to winding down of operations.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under Credit Facility and Promissory Notes. At April 30, 2021, we had approximately $61,000 of cash and working capital deficit of approximately ($209,000).

We expect to incur losses from operations for the foreseeable future. We do not have any revenue generating activities. It is likely that we will be required to obtain additional external financing through public or private equity offerings, debt financings or collaborative agreements to continue operations. No assurance can be given that such additional financing will be available on acceptable terms or at all.

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

Net cash used in operating activities was $142,000 and $140,000 for nine months ended April 30, 2021 and 2020, respectively. This $2,000 increase was primarily due to reduction of accounts payable during the nine months ended April 30, 2021 as compared to the nine months ended April 30, 2020.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

April 30, 2021

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 2021	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: June 11, 2021	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

