Form 10-K
period 2021-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2021-10-29
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.01 par value per share	NIMU	OTC Pink

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of October 27, 2021 was: $1.7 million.

As of October 29, 2021, there were 154,810,655 shares of common stock, $0.01 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Non-Invasive Monitoring Systems, INC.

TABLE OF CONTENTS FOR FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our business, financial results, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results described in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A - Risk Factors” of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements reflect our views only as of the date they are made with respect to future events and financial performance.

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

Our consolidated financial statements for the years ended July 31, 2021 and 2020 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2021 and 2020 were $0.2 million and $0.2 million respectively. As of July 31, 2021, we had an accumulated deficit of $28.4 million. Absent additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all of your investment in us.

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

Our common stock, which trades on the OTC PINK, is a “penny stock” since, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, and it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.02 and $0.07 for the 52-week period ended July 31, 2021. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTC PINK or elsewhere.

Our quarterly results of operations may fluctuate, and these fluctuations could cause our stock price to decline.

Our quarterly operating results may fluctuate in the future. These fluctuations could cause our stock price to decline. As a result, in some future quarters our financial or operating results may not meet the expectations of potential securities analysts and investors which could result in a decline in the price of our stock.

Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 designated shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 29, 2021, there were outstanding 154,810,655 shares of our common stock, 100 shares of our Series B preferred stock and there were no outstanding options to purchase shares of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTC PINK.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for common stock

Our common stock is quoted on the OTC PINK under the symbol NIMU.OB. The table below sets forth, for the respective periods indicated, the high and low bid prices for the Company’s common stock as reported by the OTC PINK. The following bid quotations represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
October 31, 2019	$0.09	$0.06
January 31, 2020	$0.07	$0.03
April 30, 2020	$0.07	$0.03
July 31, 2020	$0.05	$0.03
October 31, 2020	$0.06	$0.02
January 31, 2021	$0.05	$0.02
April 30, 2021	$0.07	$0.03
July 31, 2021	$0.05	$0.02

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2021, we had 1,389 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

Item 6. Selected Financial Data.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A - Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements reflect our views only as of the date they are made with respect to future events and financial performance.

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

Year Ended July 31, 2021 Compared to Year Ended July 31, 2020

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses from continuing operations was $158,000 for the year ended July 31, 2021, as compared to $165,000 for the year ended July 31, 2020. This $7,000 net decrease was primarily associated with professional fees incurred in the year ended July 31, 2020.

Total operating costs and expenses. Total operating costs and expenses from continuing operations was $158,000 for the year ended July 31, 2021, as compared to $165,000 for the year ended July 31, 2020. This $7,000 decrease is primarily attributable to G&A noted above.

Gain from discontinued operations. Gain from discontinued operations was $0 for the year ended July 31, 2021, as compared to $2,000 for the year ended July 31, 2020. This $2,000 decrease is primarily attributable to other income as a result of an accrual reversal and a gain on the exchange of inventory during the year ended July 31, 2020.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and advances under credit facilities previously available to us.

At July 31, 2021, we had cash of $55,000 and negative working capital of approximately $240,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $148,000 for the year ended July 31, 2021 as compared to $150,000 for the year ended July 31, 2020. This $2,000 decrease was principally due to the decrease in the operating loss offset by an increase in cash provided by accounts payable and accrued expenses.

On October 4, 2021, the Company entered into two Promissory Notes in the principal amount of $150,000 with Frost Gamma Investments Trust (the “Frost Gamma Note”), a trust controlled by Dr. Phillip Frost and with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “Hsiao Note”), both which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the Frost Gamma Note is 11% per annum, payable on the maturity date of October 4, 2023 (the “Maturity Date”). The Frost Gamma Note and Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Non-Invasive Monitoring Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and Subsidiaries (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses, cash outflows from operating activities, has an accumulated deficit and a substantial purchase commitment that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2018.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Fort Lauderdale, FL

October 29, 2021

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2021	July 31, 2020

ASSETS
Current assets
Cash	$55	$203
Prepaid expenses, deposits, and other current assets	4	3
Total current assets	59	206

Total assets	$59	$206

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$249	$238
Current liabilities - discontinued operations	50	50
Total current liabilities	299	288

Total liabilities	299	288

Commitments and Contingencies (Note 8)	-	-

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of July 31, 2021 and 2020, respectively	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,362)	(28,204)

Total shareholders’ deficit	(240)	(82)
Total liabilities and shareholders’ deficit	$59	$206

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended July 31, 2021 and 2020

(In thousands, except per share data)

	2021	2020
Operating costs and expenses
General and administrative	$158	$165

Total operating costs and expenses	158	165

Operating loss	(158)	(165)

Loss from continuing operations	(158)	(165)

Gain from discontinued operations	-	2

Net loss	$(158)	$(163)

Weighted average number of common shares outstanding - basic and diluted	$154,811	$154,811
Basic and diluted net loss from continuing operations	(0.00)	(0.00)
Basic and diluted net loss from discontinued operations	$0.00	$0.00

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

Years ended July 31, 2021 and 2020 (Dollars in thousands, except share amounts)

	Preferred Stock				Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2019	100	$-	154,810,655	$1,548	$26,574	$(28,041)	$81
Net loss	-	-	-	-	-	(163)	(163)
Balance at July 31, 2020	100	-	154,810,655	1,548	26,574	(28,204)	(82)
Net loss	-	-	-	-	-	(158)	(158)
Balance at July 31, 2021	100	$-	154,810,655	$1,548	$26,574	$(28,362)	$(240)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
Operating activities
Net loss	$(158)	$(163)
Add back: gain attributable to discontinued operations	-	(2)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses, deposits and other current assets	(1)	2
Accounts payable and accrued expenses	11	13
Net cash used in continuing operations	(148)	(150)
Net cash used in operating activities	(148)	(150)

Net decrease in cash	(148)	(150)
Cash, beginning of year	203	353
Cash, end of year	$55	$203

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

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $0.2 million for each of the years ended July 31, 2021 and 2020 and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $28.4 million as of July 31, 2021. The Company had $55,000 of cash at July 31, 2021 and negative working capital of approximately $240,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

On October 4, 2021, the Company entered into two Promissory Notes in the principal amount of $150,000 with Frost Gamma Investments Trust (the “Frost Gamma Note”), a trust controlled by Dr. Phillip Frost and with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “Hsiao Note”), both which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the Frost Gamma Note is 11% per annum, payable on the maturity date of October 4, 2023 (the “Maturity Date”). The Frost Gamma Note and Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

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

Discontinued Operations. For the years ended July 31, 2021 and 2020, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations (see Note 3).

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $55,000 and $203,000, on deposit in bank operating accounts at July 31, 2021 and July 31, 2020, respectively.

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

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2017 to 2020 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, deposits, other current assets, accounts payable and accrued expenses approximate fair values because they are short term in nature.

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

The detail of the consolidated balance sheets, the consolidated statement of operations and consolidated cash flows for the discontinued operations is as stated below:

	As of July 31, 2021	As of July 31, 2020

Current liabilities – discontinued operations
Accounts payable and accrued expenses	$50	$50
Total current liabilities – discontinued operations	50	50
Total liabilities – discontinued operations	$50	$50

	For the year ended 2021	For the year ended 2020
Gain from discontinued operations	$-	$2

Basic and diluted loss per common share	$0.00	$0.00

	For the year ended 2021	For the year ended 2020
Cash used in operations for discontinued operations:
Gain from discontinued operations	$-	$2
Cash provided by discontinued operations	$-	$2

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

The Company did not grant any stock options during the twelve months ended July 31, 2021 or 2020. As of July 31, 2021, there were no outstanding stock options and there were no unrecognized costs related to outstanding stock options. The 2011 Plan expired in November 2020 and as of July 31, 2021 the Company does not have an equity compensation plan.

5. SHAREHOLDERS’ EQUITY

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

No preferred stock dividends were declared for the years ended July 31, 2021 and 2020.

The Company did not issue any shares of the Company’s common stock during the years ended July 31, 2021 and 2020.

6. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2021 and 2020, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

7. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of Asensus Surgical, Inc. (formerly TransEnterix, Inc.) (“Asensus”), a publicly-traded medical device company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and Co-Interim Chief Executive Officer of Cocrystal Pharma, Inc., a clinical stage Nasdaq listed biotechnology company, and in which Steve Rubin serves on the Board. From December 2009 until August 31, 2021, the Company’s Chief Legal Officer has served under a cost sharing arrangement as the Chief Legal Officer of Asensus. The Company recorded additions to general and administrative costs and expenses to account for the sharing of costs under this arrangement of $4,800 for the years ended July 31, 2021 and 2020. Aggregate accounts payable to Asensus totaled approximately $400 at July 31, 2021 and 2020.

The Company signed a five year lease for administrative office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2021 and 2020, the Company did not record any rent expense related to the Miami lease. At July 31, 2021 and 2020 there was $0 rent payable.

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through July 31, 2021, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of July 31, 2021, the Company has approximately $41,000 of payables due to Sing Lin. As of July 31, 2021, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of July 31, 2021, the Company had not placed orders sufficient to meet the purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of the date of this filing, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies. The Company believes that Sing Lin in no longer in business.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations are summarized in the following table (in thousands):

	July 31, 2021	July 31, 2020
Accounts payable	$217	$210
Accrued redemption	10	10
Accrued other	22	18
Total	$249	$238

10. INCOME TAXES

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not affect the Company’s financial position, results of operations or cash flows for the years ended July 31, 2021 and 2020.

The Company files its tax returns in the U.S. federal jurisdiction and with U.S. states. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2017 to 2020 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2017 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate of 21% in 2021 and 2020 and income taxes reported in the consolidated statements of operations are attributable to the following (in thousands):

	July 31, 2021%		July 31, 2020%
Income tax benefit at the federal statutory rate from continuing operations	$(33)	21.0	$(35)	21.0
State income taxes, net of effect of federal taxes	(7)	4.3	(7)	4.2
Expired net operating losses	14	(1.8)	7	(4.2)
Change in valuation allowance	26	(23.5)	35	(21.0)
Provision for income tax – continuing operations	-	-	-	-
State income taxes, net of effect of federal taxes	-	-	-	-
Change in valuation allowance	-	-	-	-
Total	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2021	July 31, 2020
Federal and State net operating loss	$4,320	$4,295
Foreign net operating loss	18	18
Other	3	2
	4,341	4,315
Less: Valuation allowance	(4,341)	(4,315)
Net deferred tax asset	$-	$-

At July 31, 2021, the Company had available Federal and State net operating loss carry forwards of approximately $17.1 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2021. Net operating loss carry forwards generated in 2019 and later years never expire. However, these net operating losses can only be used to reduce taxable income by 80 percent. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions. The Company has not conducted a study to determine if any changes in ownership has occurred.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $4.3 million valuation allowance at July 31, 2021 ($4.3 million at July 31, 2020) was necessary. The valuation allowance increased by $26,000 and $35,000 for the years ended July 31, 2021 and 2020, respectively. The Company paid no taxes for the years 2021 or 2020.

11. NOTES PAYABLE

The Company maintained a Note and Security Agreement with Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock (“Frost Gamma”), and Hsu Gamma Investments, LP, an entity controlled by the Company’s Chairman and Interim CEO (“Hsu Gamma” and together with Frost Gamma, the “Lenders”), pursuant to which the Lenders had provided a revolving credit line (the “Credit Facility”) in the aggregate principal amount of up to $1.0 million, secured by all of the Company’s personal property. The interest rate payable on amounts outstanding under the Credit Facility was 11% per annum and would increase to 16% per annum after the Credit Facility Maturity Date or after an event of default. The Company was permitted to borrow and reborrow from time to time under the Credit Facility until July 31, 2020 (the “Credit Facility Maturity Date”). The Credit Facility was not renewed. The Company made no borrowing or held a balance on the Credit Facility for the year ended July 31, 2020.

12. SUBSEQUENT EVENTS

On October 4, 2021, the Company entered into a Promissory Note in the principal amount of $75,000 with Frost Gamma Investments Trust (the “Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by the Company on the Frost Gamma Note is 11% per annum, payable on the maturity date of October 4, 2023 (the “Maturity Date”). The Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On October 4, 2021, the Company entered into a Promissory Note in the principal amount of $75,000 with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “Hsiao Note”) and a beneficial holder in excess of 10% of NIMS’ common stock. The interest rate payable by the Company on the Hsiao Note is 11% per annum, payable on the Maturity Date. The Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2021. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Process and procedures – Because of the inherent limitations due to the size of our business, our internal controls over financial reporting are inadequately designed and may not prevent or detect misstatements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Remedial Actions to Address Material Weaknesses

Management has actively implemented an ongoing remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. Consistent with the remediation plan we continue to conduct internal control training to address the lower levels of materiality in order to maintain internal control effectively against a material weakness as reported in Item 9A of our Annual Report on Form 10-K for the year ended July 31, 2021. This remains an ongoing process.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	74
Steven D. Rubin	61
Subbarao V. Uppaluri, Ph.D.	72

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a Director and Chairman of the Board of Directors (the “Board”) of the Company since October 2008 and as Interim Chief Executive Officer since February 2012. Dr. Hsiao has served as Vice Chairman and Chief Technical Officer of OPKO Health, Inc. (“OPKO”) (NASDAQ: OPK), a specialty healthcare company, since May 2007 and as a director since February 2007. Dr. Hsiao is also a director of each of Asensus Surgical, Inc. (NYSE American: ASXC), a medical device company. Dr. Hsiao previously served as a director of Cocrystal Pharma, Inc. (NASDAQ: COCP), a biotechnology company developing antiviral therapeutics for human diseases, Neovasc, Inc. (NASDAQ: NVCN), a company developing and marketing medical specialty vascular devices. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006.

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

Steven D. Rubin. Mr. Rubin has served as a Director of the Company since October 2008. Mr. Rubin currently serves as Executive Vice President – Administration since May 2007 and as a director of the OPKO (NASDAQ: OPKO) since February 2007. Mr. Rubin also serves on the board of directors of Red Violet, Inc. (NASDAQ: RDVT), a software and services company, Cocrystal Pharma, Inc. (NASDAQ GM:COCP), a publicly traded biotechnology company developing new treatments for viral diseases, Eloxx Pharmaceuticals, Inc. (NASDAQ:ELOX), a clinical stage biopharmaceutical company dedicated to treating patients suffering from rare and ultra-rare disease caused by premature termination codon nonsense mutations, Neovasc, Inc. (NASDAQ CM:NVCN), a company that develops and markets medical specialty vascular devices, and ChromaDex Corp. (NASDAQ CM:CDXC), a science-based, integrated nutraceutical company devoted to improving the way people age.

Mr. Rubin previously served as a director of VBI Vaccines, Inc. (NASDAQ CM:VBIV), a biopharmaceutical company developing next generation vaccines, BioCardia, Inc.(NASDAQ GS: BCDA), a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases, Cogint, Inc. (NASDAQ GM:COGT), now known as Fluent, Inc. (NASDAQ:FLNT), an information solutions provider focused on the data-fusion market, prior to the spin-off of its data and analytics operations and assets into Red Violet, Inc., Kidville, Inc. (OTCBB:KVIL), which operated large, upscale facilities, catering to newborns through five-year-old children and their families, Sevion Therapeutics, Inc., prior to its merger with Eloxx Pharmaceuticals, Inc., Dreams, Inc. (NYSE American:DRJ), a vertically integrated sports licensing and products company, SciVac Therapeutics, Inc. prior to its merger with VBI Vaccines, Inc., Tiger X Medical, Inc. prior to its merger with BioCardia, Inc., and Castle Brands, Inc. (NYSE American:ROX), a developer and marketer of premium brand spirits. Mr. Rubin also served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006.

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

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	74	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	55	Chief Financial Officer and Treasurer

Each of our officers serves until the earlier of her or his resignation, removal by the Board or death.

Biographical information for Jane H. Hsiao is set forth above.

James J. Martin. Mr. Martin, has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller. Since February 2017, Mr. Martin serves as the Chief Financial Officer and Interim Co-Chief Executive Officer of Cocrystal Pharma, Inc (NASDAQ: COCP), a clinical stage biotechnology company. From January 2011 to October 2, 2013, Mr. Martin served as Chief Financial Officer of SafeStitch prior to its merger with Asensus Surgical, Inc. Since September 2014 Mr. Martin has served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (NASDAQ: VBIV), pharmaceutical development and manufacturing company. From April 2014 to September 2015, Mr. Martin served as Chief Financial Officer of Vapor Corp, Inc. (NASDAQ: VPCO), a vaporizer retail and wholesale company. From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero Pharmaceuticals, Inc. (“Aero”). Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. Mr. Martin previously has served as Vice President of Finance of Aero, a privately held pharmaceutical distributor.

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to Fiscal 2021, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available by request. We intend to post amendments to, or waivers from a provision of, our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website. Neither our website nor any information contained or linked therein constitutes a part of this report.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2021 and 2020 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2021	–	–	–	–	–
	2020	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of July 31, 2021

We did not have any equity award plan during the year ended July 31, 2021 and we did not have any equity awards outstanding.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

We did not have any equity award plan during the year ended July 31, 2021 and we did not have any outstanding. As of July 31, 2021, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Steven D. Rubin	–
Subbarao V. Uppaluri, Ph.D.	–

Director Compensation

For the year ended July 31, 2021, our Directors did not receive any compensation for their respective service on our Board or any committee thereof. Our Directors do not have any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 29, 2021 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (4)	43,455,734	28.1%
Steven D. Rubin, Director	100,000	*
Subbarao V. Uppaluri, Ph.D., Director	–	*
James J. Martin, Chief Financial Officer	25,000	*

All Directors and Executive Officers as a group (5 Persons)	43,620,734	28.2%
Phillip Frost, M.D. (5)	54,690,325	35.3%
Frost Gamma Investments Trust (6)	54,690,325	35.3%
Hsu Gamma Investments, L.P. (7)	24,553,660	15.9%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2021 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 154,810,655 shares of common stock issued and outstanding as of July 31, 2021. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Common stock holdings include 24,553,660 shares of common stock held by Hsu Gamma Investments, L.P. and 2,150,000 common stock held by Chin Hsiung Hsiao Family Trust A. Dr. Jane Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(5)	Includes beneficial ownership of shares held by Frost Gamma Investments Trust.

(6)	Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(7)	Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. As of July 31, 2021, no options have been granted under the 2011 Plan. A more detailed summary of the 2000 Plan is contained in Note 4 to our consolidated financial statements set forth herein under Item 8 of this Annual Report on Form 10-K. The following table provides information about our equity compensation plans as of July 31, 2021:

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

In November 2010, our Board and Compensation Committee approved the Non-Invasive Monitoring Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2021. The 2011 Plan expired in November 2020 and as of July 31, 2021 the Company does not have an equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are each stockholders, current or former officers and/or directors or former directors of Asensus Surgical, Inc. (formerly TransEnterix, Inc.) (“Asensus”), a publicly-traded medical device company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and Co-Interim Chief Executive Officer of Cocrystal Pharma, Inc., a clinical stage Nasdaq listed biotechnology company, and in which Steve Rubin serves on the Board. From December 2009 until August 2021, the Company’s Chief Legal Officer has served under a cost sharing arrangement as the Chief Legal Officer of Asensus. The Company recorded additions to general and administrative costs and expenses to account for the sharing of costs under this arrangement of $4,800 for the years ended July 31, 2021 and 2020. Aggregate accounts payable to Asensus totaled approximately $400 and $400 at July 31, 2021 and 2020, respectively.

The Company signed a five-year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2021 and 2020, the Company did not record any rent expense related to the Miami lease. At July 31, 2021 and 2020, approximately $0 in rent was payable.

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

On October 4, 2021, the Company entered into a Promissory Note in the principal amount of $75,000.00 with Frost Gamma Investments Trust (the “Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by the Company on the Frost Gamma Note is 11% per annum, payable on the maturity date of October 4, 2023 (the “Maturity Date”). The Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On October 4, 2021, the Company entered into a Promissory Note in the principal amount of $75,000.00 with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “Hsiao Note”) and a beneficial holder in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the Hsiao Note is 11% per annum, payable on the Maturity Date. The Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

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

Fees and Services

The following table sets forth the total fees billed to us by EisnerAmper for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2021 and 2020.

	2021	2020
Audit Fees	$46,000	$41,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$46,000	$41,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. During fiscal 2021 and 2020, 100% of the audit related services, tax services and all other services provided by EisnerAmper for the periods as our principal independent registered public accountant were pre-approved by the Audit Committee.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 29, 2021	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 29, 2021
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Steven D. Rubin	Director	October 29, 2021
Steven D. Rubin

/s/ Subbarao V. Uppaluri	Director	October 29, 2021
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 29, 2021
James J. Martin

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.1	License Agreement dated as of May 22, 1996 between the Company and SensorMedics Corporation (Incorporated by reference from Exhibit 10.1 to Form 10-KSB/A filed on April 22, 2008)

10.3	Agreement Regarding Assignment of Patents and Intellectual Property dated August 14, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.3 to Form 10-KSB/A filed on April 22, 2008)

10.4	Amendment to Agreement Regarding Assignment of Patents and Intellectual Property dated December 23, 2000 between the Company and LifeShirt.com, Inc. (Incorporated by reference from Exhibit 10.4 to Form 10-KSB/A filed on April 22, 2008)

10.5	Form of Preferred Stock Purchase Agreements dated as of December 1 and 2, 2008 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 3, 2008)

10.6	Preferred Stock Purchase Agreement dated as of January 29, 2009 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 8, 2008)

10.7	Product Development and Supply Agreement executed September 4, 2007 between Sing Lin Technologies Ltd and the Company (Incorporated by reference from Exhibit 10.1 to Form 10-QSB/A filed on April 22, 2008) (Confidentiality Treatment has been granted for portions of this Exhibit)

10.8	Note and Security Agreement dated as of August 28, 2008 between the Company and various lenders (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.12	2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.14	Lease Agreement dated February 1, 2009 between the Registrant and Hialeah Warehouse Holdings, LLC (incorporated by reference from Exhibit 10.18 to Form 10-K filed on October 29, 2009).

10.15	First Amendment to Letter of Agreement, dated as of April 21, 2009 between the Registrant and Cardinal Health 211, Inc. (as successor in interest to SensorMedics Corporation)(incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2009).

10.16	Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 6, 2010).

10.17	First Amendment Dated March 14, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 18, 2011).

10.18	Second Amendment Dated July 29, 2011 Note and Security Agreement dated as of March 31, 2010 between the Company and Frost Gamma Investments Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 04, 2011).

10.19	Promissory Note Dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.1 to Form 8-K filed on September 16, 2011).

10.20	Promissory Note Dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.2 to Form 8-K filed on September 16, 2011).

10.21	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated May 30, 2012 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 5, 2012).

10.22	Third Amendment dated May 30, 2012 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on June 5, 2012).

10.23	2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed on June 14, 2012).

10.24	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated February 22, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on February 28, 2013).

10.25	Form of Stock Purchase Agreements dated as of April 8, 2013 between the Company and the Investors named therein (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 10, 2013).

10.26	Fourth Amendment dated April 8, 2013 to Note and Security Agreement dated as of March 31, 2010 between Non-Invasive Monitoring Systems, Inc. and Frost Gamma Investment Trust and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed on April 10, 2013).

10.27	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Marie Wolf (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 6, 2013).

10.28	First Amendment dated July 31, 2013 to Promissory Note dated September 12, 2011 between the Company and Frost Gamma Investments Trust (incorporated by reference from Exhibit 10.2 to Form 8-K filed on August 6, 2013).

10.29	First Amendment dated July 31, 2013 to Promissory Note dated May 30, 2012 between the Company and Hsu Gamma Investments, L.P. (incorporated by reference from Exhibit 10.3 to Form 8-K filed on August 6, 2013).

10.30	First Amendment dated July 31, 2013 to Promissory Note dated February 22, 2013 between the Company and Jane Hsiao (incorporated by reference from Exhibit 10.4 to Form 8-K filed on August 6, 2013).

10.31	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 26, 2014).

10.32	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2015).

10.33	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 20, 2015).

10.34	Fifth Amendment dated July 27, 2015 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 30, 2015).

10.35	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011(incorporated by reference from Exhibit 10.2 to Form 8-K filed July 30, 2015).

10.36	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor or Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 30, 2015

10.37	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 30, 2015).

10.38	Second Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 30, 2015).

10.39	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 30, 2015).

10.40	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 30, 2015).

10.41	First Amendment dated July 27, 2015 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 30, 2015).

10.42	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on August 14, 2015).

10.43	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated October 27, 2015 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 30, 2015).

10.44	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Jane Hsiao dated October 27, 2015 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 30, 2015).

10.45	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated June 1, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 3, 2016).

10.46	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Hsu Gamma Investments, L.P. dated June 1, 2016 (incorporated by reference from Exhibit 10.2 to Form 8-K filed June 3, 2016).

10.47	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated April 6, 2017, 2016 (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 10, 2017).

10.48	Non-Invasive Monitoring Systems, Inc. Promissory Note in favor of Hsu Gamma Investments, L.P. dated April 6, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed April 10, 2017).

10.49	Sixth Amendment dated July 20, 2017 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed July 26, 2017).

10.50	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.2 to Form 8-K filed July 26, 2017).

10.51	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed July 26, 2017).

10.52	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed July 26, 2017).

10.53	Third Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed July 26, 2017).

10.54	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed July 26, 2017).

10.55	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed July 26, 2017).

10.56	Second Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed July 26, 2017).

10.57	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.9 to Form 8-K filed July 26, 2017).

10.58	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 27, 2015 (incorporated by reference from Exhibit 10.10 to Form 8-K filed July 26, 2017).

10.59	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated October 27, 2015 (incorporated by reference from Exhibit 10.11 to Form 8-K filed July 26, 2017).

10.60	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated June 1, 2016 (incorporated by reference from Exhibit 10.12 to Form 8-K filed July 26, 2017).

10.61	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated June 1, 2016 (incorporated by reference from Exhibit 10.13 to Form 8-K filed July 26, 2017).

10.62	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 6, 2017 (incorporated by reference from Exhibit 10.14 to Form 8-K filed July 26, 2017).

10.63	First Amendment dated July 20, 2017 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated April 6, 2017 (incorporated by reference from Exhibit 10.15 to Form 8-K filed July 26, 2017).

10.64	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 22, 2017 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 27, 2017).

10.65	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 22, 2017 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 27, 2017).

10.67	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated February 15, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 20, 2018).

10.68	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P. dated February 15, 2018 (incorporated by reference from Exhibit 10.2 to Form 8-K filed February 20, 2018).

10.69	Seventh Amendment dated July 27, 2018 to Note and Security Agreement of Non-Invasive Monitoring Systems, Inc. in favor of HSU Gamma Investments, L.P. and Frost Gamma Investments Trust, dated March 31, 2010 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 2, 2018).

10.70	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 12, 2011 (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 2, 2018).

10.71	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Marie Wolf, dated September 12, 2011 (incorporated by reference from Exhibit 10.3 to Form 8-K filed August 2, 2018).

10.72	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated May 30, 2012 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 2, 2018).

10.73	Fourth Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 22, 2013 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 2, 2018).

10.74	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 24, 2014 (incorporated by reference from Exhibit 10.6 to Form 8-K filed August 2, 2018).

10.75	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated February 2, 2015 (incorporated by reference from Exhibit 10.7 to Form 8-K filed August 2, 2018).

10.76	Third Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 16, 2015 (incorporated by reference from Exhibit 10.8 to Form 8-K filed August 2, 2018).

10.77	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 12, 2015 (incorporated by reference from Exhibit 10.9 to Form 8-K filed August 2, 2018).

10.78	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 27, 2015 (incorporated by reference from Exhibit 10.10 to Form 8-K filed August 2, 2018).

10.79	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated October 27, 2015 (incorporated by reference from Exhibit 10.11 to Form 8-K filed August 2, 2018).

10.80	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated June 1, 2016 (incorporated by reference from Exhibit 10.12 to Form 8-K filed August 2, 2018).

10.81	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated June 1, 2016 (incorporated by reference from Exhibit 10.13 to Form 8-K filed August 2, 2018).

10.82	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated April 6, 2017 (incorporated by reference from Exhibit 10.14 to Form 8-K filed August 2, 2018).

10.83	Second Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated April 6, 2017 (incorporated by reference from Exhibit 10.15 to Form 8-K filed August 2, 2018).

10.84	First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 22, 2017 (incorporated by reference from Exhibit 10.16 to Form 8-K filed August 2, 2018).

10.85	First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Dr. Jane Hsiao, dated September 22, 2017 (incorporated by reference from Exhibit 10.17 to Form 8-K filed August 2, 2018).

10.86		First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated February 15, 2018 (incorporated by reference from Exhibit 10.18 to Form 8-K filed August 2, 2018).

10.87		First Amendment dated July 27, 2018 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Hsu Gamma Investments, L.P., dated February 15, 2018 (incorporated by reference from Exhibit 10.19 to Form 8-K filed August 2, 2018).

10.88		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated November 16, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 20, 2018).

10.89		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, Ph.D., dated November 16, 2018 (incorporated by reference from Exhibit 10.2 to Form 8-K filed November 20, 2018).

10.90		Form of Lock-Up and Voting Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2018).

10.91		Form of Stock Purchase Agreement, dated December 21, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.92		Debt Exchange Agreement, dated December 21, 2018, by and among the Company and the Creditors (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.93		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 6, 2021.

10.94		Debt Exchange Agreement, dated December 21, 2018, by and among the Company and the Creditors (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

