Form 10-Q
period 2021-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2021-12-10
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.01 par value per share	NIMU	OTC Pink

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 10, 2021.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2021	July 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$87	$55
Prepaid expenses	48	4
Total current assets	135	59

Total assets	$135	$59

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$231	$248
Current liabilities – discontinued operations	51	51
Total current liabilities	282	299

Long term liabilities
Notes payable – related parties	150	-
Accrued interest	1	-
Total long term liabilities	151	-

Total liabilities	433	299

Commitments and contingencies (Note 8)

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of October 31, 2021 and July 31, 2021	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,420)	(28,362)

Total shareholders’ deficit	(298)	(240)
Total liabilities and shareholders’ deficit	$135	$59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended October 31,
	2021	2020
Operating costs and expenses
General and administrative	$57	$59

Total operating costs and expenses	57	59

Operating loss	(57)	(59)

Interest expense	(1)	-

Net loss	$(58)	$(59)

Weighted average number of common shares outstanding - basic and diluted	154,811	154,811

Basic and diluted net loss from continuing operations	$(0.00)	$(0.00)
Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

Three months ended October 31, 2021

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2021	100	$-	154,810,655	$1,548	$26,574	$(28,362)	$(240)
Net loss	-	-	-	-	-	(58)	(58)
Balance at October 31, 2021	100	$-	154,810,655	$1,548	$26,574	$(28,420)	$(298)

Three months ended October 31, 2020

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2020	100	$-	154,810,655	$1,548	$26,574	$(28,204)	$(82)
Net loss	-	-	-	-	-	(59)	(59)
Balance at October 31, 2020	100	$-	154,810,655	$1,548	$26,574	$(28,263)	$(141)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2021 and 2020

	2021	2020
Operating activities
Net Loss	$(58)	$(59)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(44)	(35)
Accounts payable and accrued expenses	(17)	30
Accrued interest	1	-
Net cash used in operating activities	(118)	(64)

Financing activities
Proceeds from note payable – related parties	150	-
Net cash provided by financing activities	150	-

Net increase (decrease) in cash	32	(64)
Cash, beginning of period	55	203
Cash, end of period	$87	$139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2021

The following (a) condensed consolidated balance sheet at July 31, 2021 was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2021, and results of operations and cash flows for the interim periods ended October 31, 2021 and 2020. The results of operations for the three months ended October 31, 2021, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2021. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2021.

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

Discontinued Operations. On May 3, 2019, the Company exchanged inventory for forgiveness of accrued unpaid rent. The Company has no inventory, no immediate plans to replenish inventory and has no current plans to develop or market new products.

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at October 31, 2021 and July 31, 2021.

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $58,000 and $59,000 for the three months ended October 31, 2021 and 2020, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28.4 million as of October 31, 2021. The Company had $87,000 of cash at October 31, 2021 and negative working capital of approximately $147,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations. For the three months ended October 31, 2021 and 2020, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations (see Note 3).

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $87,000 and $55,000, on deposit in bank operating accounts at October 31, 2021 and July 31, 2021, respectively. At October 31, 2021 and July 31, 2021, the Company had no cash equivalents.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021 and July 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, accounts payable, accrued expenses and accrued interest approximate fair values because they are short term in nature or they bear current market interest rates. As of October 31, 2021, the respective carrying value of the notes payable – related parties approximate our current borrowing rate for similar debt instruments of comparable maturity.

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

Reclassification of Prior Year Presentation. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

An adjustment has been made to the Condensed Consolidated Balance Sheets for the fiscal year ended July 31, 2021, to reclassify approximately $1,000 from continued operations accounts payable to discontinued operations accounts payable.

Recent Accounting Pronouncements. The Company considers the applicability and impact of all relevant Accounting Standard Updates (“ASU’s”). Our conclusion was that they did not have any material effect on the condensed consolidated financial statements.

3. DISCONTINUED OPERATIONS

On May 3, 2019 the Company exchanged its inventory for forgiveness of accrued unpaid rent. Concurrent with the exchange management with the appropriate level of authority determined to discontinue the operations of the product segment.

The detail of the condensed consolidated balance sheets for the discontinued operations is as stated below:

	As of October 31, 2021	As of July 31, 2021

Current liabilities – discontinued operations
Accounts payable and accrued expenses	$51	$51
Total current liabilities – discontinued operations	51	51
Total liabilities – discontinued operations	$51	$51

4. SHAREHOLDERS’ EQUITY

The Company has a single class of Preferred Stock. Holders of Series B Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 designated shares of preferred stock with preferences and rights to be determined by our Board of Directors

Series B Preferred Stock is not redeemable by the Company and has a liquidation value of $100 per share, plus declared and unpaid dividends, if any. Dividends are non-cumulative, and are at the rate of $10 per share, if declared.

No preferred stock dividends were declared for the three months ended October 31, 2021 and 2020.

The Company did not issue any shares of the Company’s common stock during the three months ended October 31, 2021 and 2020.

5. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon the conversion of preferred stock. In computing diluted net loss per share for the periods ended October 31, 2021 and 2020, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

6. RELATED PARTY TRANSACTIONS

Dr. Hsiao, Dr. Frost and directors Steven Rubin and Rao Uppaluri are stockholders and/or directors or former directors of Asensus Surgical, Inc. (formerly TransEnterix, Inc.) (“Asensus”), a publicly-traded medical device company. The Company’s Chief Legal Officer has served under a cost sharing arrangement as the Chief Legal Officer of Asensus, from December 2009 until August 31, 2021. Since September 1, 2021 the Company’s Chief Legal Officer has been compensated directly from the Company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and Co-Interim Chief Executive Officer of Cocrystal Pharma, Inc., a clinical stage Nasdaq listed biotechnology company, and in which Steve Rubin and Dr. Frost serves on the Board. The Company expensed $400 under the cost sharing arrangement during the three months ended October 31, 2021 and 2020. At October 31, 2021 and July 31, 2021, the Company had an accounts payable liability of $0 and $400 under the cost sharing arrangement with Asensus, respectively.

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three months ended October 31, 2021 and 2020, the Company did not record any rent expense related to the Miami lease. At October 31, 2021 and 2020 there was no rent payable.

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

7. NOTES PAYABLE – RELATED PARTIES

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

The Agreement provided for the Company to purchase approximately $2.6 million of Exer-Rest units within one year of the September 2008 acceptance of the final product. The Agreement further provided for the Company to purchase $4.1 million and $8.8 million of Exer-Rest products in the second and third years following such acceptance, respectively. These minimum purchase amounts were based upon 2007 product costs multiplied by volume commitments. Through October 31, 2021, the Company had paid Sing Lin $1.7 million in connection with orders placed through that date. As of October 31, 2021, the Company has approximately $41,000 of payables due to Sing Lin. As of October 31, 2021, aggregate minimum future purchases under the Agreement totaled approximately $13.9 million.

As of October 31, 2021, the Company had not placed orders sufficient to meet the purchase obligations under the Agreement. The Company notified Sing Lin in June 2010 that it was terminating the Agreement effective September 2010, and Sing Lin in July 2010 demanded that the Company place orders sufficient to fulfill the three year minimum purchase obligations in the Agreement. As of the date of this filing, Sing Lin has not followed up on its July 2010 demand. There can be no assurance that Sing Lin will not attempt to enforce its remedies under the Agreement, or pursue other potential remedies. The Company believes that Sing Lin in no longer in business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of losses and accumulated deficit; need for additional financing; dependence on management;; risks related to proprietary rights; other factors described herein as well as the factors contained in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2021. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

We previously were engaged in the development, manufacture and marketing of non-invasive, whole body periodic acceleration (“WBPA”) therapeutic platforms, which are motorized platforms that move a subject repetitively head to foot. The Company discontinued operations in May 2019, accordingly, certain liabilities are classified as discontinued operations.

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

Three months ended October 31, 2021 Compared to Three months Ended October 31, 2020

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses were $57,000 for the three months ended October 31, 2021 as compared to $59,000 for the three months ended October 31, 2020. The $2,000 decrease was primarily due to professional fees.

Total operating costs and expenses. Total operating costs and expenses were $57,000 for the three months ended October 31, 2021 as compared to $59,000 for the three months ended October 31, 2020. The $2,000 decrease is explained above in G&A.

Other expense. Net interest expense was $1,000 for the three months ended October 31, 2021 as compared to $0 for the three months ended October 31, 2020. The interest expense is related to the Promissory Notes described in Note 7 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under promissory notes. At October 31, 2021, we had approximately $87,000 of cash and negative working capital of approximately $147,000. We believe that the cash on hand at October 31, 2021 is not sufficient to meet our anticipated cash requirements for the next 12 months. We are currently exploring promissory notes for additional capital.

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

Net cash used in operating activities was $118,000 and $64,000 for three months ended October 31, 2021 and 2020, respectively. This $54,000 increase in cash used was primarily due to increases in prepaid expense and decreases in accounts payable.

Net cash provided by financing activities was $150,000 and $0 for three months ended October 31, 2021 and 2020, respectively. This $150,000 increase was due to proceeds from Promissory Notes described in Note 7 to the accompanying unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2021. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Notwithstanding the existence of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated October 4, 2021 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 6, 2021).

10.2	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 6, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

NON-INVASIVE MONITORING SYSTEMS, INC

October 31, 2021

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2021	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 10, 2021	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

10.1	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Frost Gamma Investments Trust dated October 4, 2021 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 6, 2021).

10.2	Non-Invasive Monitoring Systems, Inc. Promissory Note in Favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 6, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

