Form 10-K
period 2023-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2023-10-30
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 31, 2023 was: $2.3 million.

As of October 30, 2023, there were 154,810,655 shares of common stock, $0.01 par value outstanding.

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

Our consolidated financial statements for the years ended July 31, 2023 and 2022 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2023 and 2022 were $0.2 million and $0.2 million respectively. As of July 31, 2023, we had an accumulated deficit of $28.7 million. The Company had $7,000 of cash at July 31, 2023 and negative working capital of approximately $268,000. Absent additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all your investment in us.

We will require additional funding, which may not be available to us on acceptable terms, or at all.

We will need to raise additional capital in order for us to continue as a going concern. We will need to finance future cash needs primarily through public or private equity offerings, debt financings, mergers or acquisitions. We do not know whether additional funding will be available on acceptable terms, or at all. We cannot assure you that we could obtain such approval. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may require that we agree to covenants that restrict our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products or grant licenses on terms that may not be favorable to us.

We may be exposed to risks relating to management’s assessment of our disclosure controls and procedures and internal controls over financial reporting.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired. We have identified material weaknesses in our internal controls, and we cannot provide assurances that these material weaknesses will be effectively remediated, or that additional material weaknesses will not occur in the future.

We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

Furthermore, we cannot be certain that our efforts will be sufficient to remediate current or prevent future material weaknesses or significant deficiencies from occurring.

The internal control procedures over the completeness and accuracy of the general ledger information and the risk assessment process are not formally documented and may not be designed and operate with a level of precision adequate to prevent or detect misstatements.

Risks Relating to Corporate Governance

Because we do not currently have an audit or compensation committee made up of independent directors, shareholders will have to rely on our directors, only one of whom is independent, to perform these functions.

Currently, we do not have an independent audit committee. Our one independent director along with the other Directors functions as our audit committee and is comprised of four directors, three of whom are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and its ability to pursue the committee’s responsibilities, this could compromise management of our business.

We do not have a functioning compensation committee comprised of independent directors. The Board of Directors performs these functions as a whole. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.01 and $0.04 for the 52-week period ended July 31, 2023. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTC PINK or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 designated shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 30, 2023, there were outstanding 154,810,655 shares of our common stock, 100 shares of our Series B preferred stock and there were no outstanding options to purchase shares of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTC PINK.

Item 2. Properties.

Our principal corporate office is located at 4400 Biscayne Blvd., Miami, Florida. We occupy this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, a member of the Board of Directors and one of our largest beneficial shareholders. We previously leased the approximately 1,800 square feet under a lease agreement, which commenced with a five-year term on January 1, 2008 and expired on December 31, 2012, and then we went on a month-to-month basis and then in February 2016 the office space rent was reduced to $0 per month.

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

Quarter Ended	High	Low
October 31, 2021	$0.04	$0.02
January 31, 2022	$0.04	$0.02
April 30, 2022	$0.03	$0.01
July 31, 2022	$0.02	$0.01
October 31, 2022	$0.02	$0.01
January 31, 2023	$0.04	$0.01
April 30, 2023	$0.04	$0.02
July 31, 2023	$0.03	$0.02

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2023, we had 1,389 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Results of Operations

We have discontinued operations in May 2019. The Company is assessing potential mergers and acquisitions.

Year Ended July 31, 2023 Compared to Year Ended July 31, 2022

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses was $169,000 for the year ended July 31, 2023, as compared to $159,000 for the year ended July 31, 2022. This $10,000 net increase was primarily associated with professional fees incurred in the year ended July 31, 2023.

Total operating costs and expenses. Total operating costs and expenses from continuing operations was $169,000 for the year ended July 31, 2023, as compared to $159,000 for the year ended July 31, 2022. This $10,000 increase is primarily attributable to G&A noted above.

Interest expense. Net interest expense was $30,000 for the year ended July 31, 2023, as compared to $14,000 for the year ended July 31, 2022. The interest expense is related to the Promissory Notes described in Note 8 to the accompanying consolidated financial statements.

Net loss. Net loss was $199,000 for the year ended July 31, 2023, as compared to $173,000 for the year ended July 31, 2022. This $26,000 increase is primarily attributable to interest expense and professional fees as noted above.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and notes received from related parties.

At July 31, 2023, we had cash of $7,000 and negative working capital of approximately $268,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $158,000 for the year ended July 31, 2023 as compared to $190,000 for the year ended July 31, 2022. This $32,000 decrease was principally due to decreases in cash used by accounts payable and accrued expenses.

On August 15, 2023, we entered into a Promissory Note in the principal amount of $200,000 with Frost Gamma Investments Trust (the “2023 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, a current director, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2023 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2025 (the “Maturity Date”). The 2023 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On September 16, 2022, we entered into two Promissory Notes in the principal amount of $75,000 each with Frost Gamma Investments Trust (the “2022 Frost Gamma Note), a trust controlled by Dr. Phillip Frost, a current director, and with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “2022 Hsiao Note”), both which beneficially own in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2022 Frost Gamma Note and 2022 Hsiao Note 2 is 11% per annum, payable on the Maturity Date of July 31, 2025, as amended on August 15, 2023. The 2022 Frost Gamma Note and 2022 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

On October 4, 2021, we entered into two Promissory Notes in the principal amount of $75,000 each with Frost Gamma Investments Trust (the “2021 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, a current director, and with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “2021 Hsiao Note”), both which beneficially own in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2021 Frost Gamma Note and 2021 Hsiao Note is 11% per annum, payable on the Maturity Date of July 31, 2025, as amended on August 15, 2023. The 2021 Frost Gamma Note and 2021 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

Our plans include assessing potential mergers and acquisitions. We will need to raise additional capital. There can be no assurance that we will be able to raise additional capital on terms acceptable to us or at all.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Non-Invasive Monitoring Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. and Subsidiaries (the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses, cash outflows from operating activities and has an accumulated deficit and these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EISNERAMPER LLP

Fort Lauderdale, FL

October 30, 2023

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2023	July 31, 2022

ASSETS
Current assets
Cash	$7	$15
Prepaid expenses	16	6
Total current assets	23	21

Total assets	$23	$21

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$240	$219
Current liabilities - discontinued operations	51	51
Total current liabilities	291	270

Notes payable – related parties	300	150
Accrued interest – related parties	44	14
Total liabilities	635	434

Commitments and Contingencies (Note 8)

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of July 31, 2023 and 2022, respectively	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,734)	(28,535)

Total shareholders’ deficit	(612)	(413)
Total liabilities and shareholders’ deficit	$23	$21

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended July 31, 2023 and 2022

(In thousands, except per share data)

	2023	2022
Operating costs and expenses
General and administrative	$169	$159

Total operating costs and expenses	169	159

Operating loss	(169)	(159)

Interest expense	(30)	(14)

Net loss	$(199)	$(173)

Weighted average number of common shares outstanding - basic and diluted	$154,811	$154,811

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2023 and 2022 (Dollars in thousands, except share amounts)

	Preferred Stock				Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2021	100	$-	154,810,655	$1,548	$26,574	$(28,362)	(240)
Net loss	-	-	-	-	-	(173)	(173)
Balance at July 31, 2022	100	-	154,810,655	1,548	26,574	(28,535)	$(413)
Net loss	-	-	-	-	-	(199)	(199)
Balance at July 31, 2023	100	$-	154,810,655	$1,548	$26,574	$(28,734)	$(612)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Operating activities
Net loss	$(199)	$(173)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(10)	(2)
Accounts payable and accrued expenses	21	(29)
Accrued interest – related parties	30	14
Net cash used in operating activities	(158)	(190)

Financing activities
Proceeds from notes payable – related parties	150	150
Net cash provided by financing activities	150	150

Net decrease in cash	(8)	(40)
Cash, beginning of year	15	55
Cash, end of year	$7	$15

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

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $0.2 million for each of the years ended July 31, 2023 and 2022 and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $28.7 million as of July 31, 2023. The Company had $7,000 of cash at July 31, 2023 and negative working capital of approximately $268,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

On August 15, 2023, the Company entered into a Promissory Note in the principal amount of $200,000 with Frost Gamma Investments Trust (the “2023 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by NIMS on the 2023 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2025 (the “Maturity Date”). The 2023 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

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

Discontinued Operations. For the years ended July 31, 2023 and 2022, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations (see Note 3).

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $7,000 and $15,000, on deposit in bank operating accounts at July 31, 2023 and July 31, 2022, respectively.

Income Taxes. The Company uses the asset and liability method to determine the income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2019 to 2023 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. The net operating losses are generally subject to examination up to three years after the utilization of such losses. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses and accounts payable and accrued expenses approximate fair values because they are short term in nature.

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

The detail of the consolidated balance sheets for discontinued operations is as stated below (in thousands):

	As of July 31, 2023	As of July 31, 2022

Current liabilities – discontinued operations
Accounts payable and accrued expenses	$51	$51
Total current liabilities – discontinued operations	51	51
Total liabilities – discontinued operations	$51	$51

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

No preferred stock dividends were declared for the years ended July 31, 2023 and 2022.

The Company did not issue any shares of the Company’s common stock during the years ended July 31, 2023 and 2022.

5. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2023 and 2022, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

6. RELATED PARTY TRANSACTIONS

Dr. Hsiao and directors Dr. Frost and Rao Uppaluri and former director Steve Rubin are each stockholders, current or former officers and/or directors or former directors of Asensus Surgical, Inc. (formerly TransEnterix, Inc.) (“Asensus”), a publicly-traded medical device company. Dr. Frost is a director and over 5% shareholder of Cocrystal Pharma, Inc. (“Cocrystal Pharma”), a clinical stage Nasdaq listed biotechnology company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and Co-Chief Executive Officer of Cocrystal Pharma, and in which former director Steve Rubin serves on the Board. From December 2009 until August 31, 2021, the Company’s Chief Legal Officer had served under a cost sharing arrangement as the Chief Legal Officer of Asensus. The Company recorded additions to general and administrative costs and expenses to account for the sharing of costs under this arrangement of $0 and $400 for the years ended July 31, 2023 and 2022, respectively. There was no accounts payable due to Asensus at July 31, 2023 and 2022, respectively.

The Company signed a five year lease for administrative office space in Miami, Florida with a company controlled by Dr. Phillip Frost, a current director and who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2023 and 2022, the Company did not record any rent expense related to the Miami lease. At July 31, 2023 and 2022 there was $0 rent payable.

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

7. NOTES PAYABLE – RELATED PARTY

On September 16, 2022, the Company entered into two Promissory Notes in the principal amount of $75,000 each with Frost Gamma Investments Trust (the “2022 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, a current director, and with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “2022 Hsiao Note”), both which beneficially own in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2022 Frost Gamma Note and 2022 Hsiao Note is 11% per annum, payable on the Maturity Date of July 31, 2025, as amended on August 15, 2023. The 2022 Frost Gamma Note and 2022 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

On October 4, 2021, the Company entered into two Promissory Notes in the principal amount of $75,000 each with Frost Gamma Investments Trust (the “2021 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, a current director, and with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “2021 Hsiao Note”), both which beneficially own in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2021 Frost Gamma Note and 2021 Hsiao Note is 11% per annum, payable on the Maturity Date of July 31, 2025, as amended on August 15, 2023. The 2021 Frost Gamma Note and 2021 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

8. COMMITMENTS AND CONTINGENCIES

Leases.

The Company was under an operating lease agreement for our corporate office space that expired in 2012. The lease currently continues on a month to month basis at no cost.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations are summarized in the following table (in thousands):

	July 31, 2023	July 31, 2022
Accounts payable	$209	$203
Accrued redemption	10	10
Accrued other	21	6
Total	$240	$219

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not affect the Company’s financial position, results of operations or cash flows for the years ended July 31, 2023 and 2022.

The Company files its tax returns in the U.S. federal jurisdiction and with U.S. states. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2019 to 2023 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2018 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate of 21% in 2023 and 2022 and income taxes reported in the consolidated statements of operations are attributable to the following (in thousands):

	July 31, 2023%		July 31, 2022%
Income tax benefit at the federal statutory rate from continuing operations	$(42)	21.0	$(36)	21.0
State income taxes, net of effect of federal taxes	(9)	4.5	(7)	4.3
Expired net operating losses	364	(182.8)	282	(164.3)
Change in valuation allowance	(313)	157.3	(239)	139.0
Total	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2023	July 31, 2022
Federal and State net operating loss	$3,768	$4,081
Foreign net operating loss	18	18
Other	3	3
	3,789	4,102
Less: Valuation allowance	(3,789)	(4,102)
Net deferred tax asset	$-	$-

At July 31, 2023, the Company had available Federal and State net operating loss carry forwards of approximately $14.8 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2023. Net operating loss carry forwards generated in 2019 and later years never expire. However, these net operating losses can only be used to reduce taxable income by 80 percent. The net operating loss carry forwards may be subject to limitation due to change of ownership provisions under section 382 of the Internal Revenue Code and similar state provisions. The Company has not conducted a study to determine if any changes in ownership has occurred or the potential value of such net operating losses if a change occurs.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $3.8 million valuation allowance at July 31, 2023 ($4.1 million at July 31, 2022) was necessary. The valuation allowance decreased by $313,000 and decreased by $239,000 for the years ended July 31, 2023 and 2022, respectively. The Company paid no taxes for the years 2022 or 2021.

11. SUBSEQUENT EVENTS

On August 15, 2023, the Company entered into a Promissory Note in the principal amount of $200,000 with Frost Gamma Investments Trust (the “2023 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of the Company’s common stock. The interest rate payable by NIMS on the 2023 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2025 (the “Maturity Date”). The 2023 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2023. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

Process and procedures – The Company does not employ a sufficient number of individuals to maintain optimal segregation of duties. The internal control procedures over the completeness and accuracy of the general ledger information and the risk assessment process are not formally documented and may not be designed and operate with a level of precision adequate to prevent or detect misstatements. Since internal control procedures are not formally documented, management cannot monitor their effectiveness.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	76
Subbarao V. Uppaluri, Ph.D.	74
Philip Frost, M.D	86
James Martin, CPA, MBA	57

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

Phillip Frost, M.D. Dr. Frost has served as a Director of the Company since June 2023. Dr. Frost been the Chief Executive Officer and Chairman of the Board of Opko Health, Inc. (NASDAQ:OPK), a multi-national pharmaceutical and diagnostics company since March 2007. Dr. Frost serves as a director for Cocrystal Pharma, Inc. (NASDAQ:COCP), a biotechnology company developing new treatments for viral diseases. He also currently serves on the board of Grove Bank & Trust and Morgan Solar. He has been a member of the Board of Trustees of the University of Miami since 1983 and was Chairman from 2001 to 2004. He is on the Advisory Board of the Shanghai Institute for Advanced Immunochemical Studies in China, is a member of The Florida Council of 100 and is a trustee of the Miami Jewish Home for the Aged and serves on the Executive Committee of the Board of Mount Sinai Medical Center. He serves as Chairman of Temple Emanu-El, Governor of Tel Aviv University and is a member of the Executive Committee of The Phillip and Patricia Frost Museum of Science. Dr. Frost served as a director of Ladenburg Thalmann Financial Services Inc. from 2004 to 2006 and as Chairman from July 2006 until September 2018. Dr. Frost previously served as a director for Castle Brands (NYSE:ROX). Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation (“IVAX”) from 1987 until its acquisition by Teva in January 2006. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986. Dr. Frost was a Governor of the American Stock Exchange from 1992 to 2008 and Co-Vice Chairman from 2001 until its merger with the New York Stock Exchange.

Dr. Frost has successfully founded several companies and overseen the development and commercialization of a multitude of products. This combined with his experience as a physician and chairman and/or chief executive officer of large pharmaceutical companies has given him insight into virtually every facet of business. He is a demonstrated leader with keen business understanding and is uniquely positioned to help guide our Company.

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

James J. Martin, CPA, MBA. Mr. Martin, has served as a Director of the Company since June 2023, and has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller. Since February 2017, Mr. Martin serves as the Chief Financial Officer and Interim Co-Chief Executive Officer of Cocrystal Pharma, Inc (NASDAQ: COCP), a clinical stage biotechnology company. From January 2011 to October 2, 2013, Mr. Martin served as Chief Financial Officer of SafeStitch prior to its merger with Asensus Surgical, Inc. Since September 2014 Mr. Martin has served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (NASDAQ: VBIV), pharmaceutical development and manufacturing company. From April 2014 to September 2015, Mr. Martin served as Chief Financial Officer of Vapor Corp, Inc. (NASDAQ: VPCO), a vaporizer retail and wholesale company. From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero Pharmaceuticals, Inc. (“Aero”). Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. Mr. Martin previously has served as Vice President of Finance of Aero, a privately held pharmaceutical distributor.

Mr. Martin brings extensive business experience to the Board. His experience as a CEO and chief financial officer has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	76	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	57	Chief Financial Officer, Treasurer and Director

Each of our officers serves until the earlier of her or his resignation, removal by the Board or death.

Biographical information for Jane H. Hsiao and James J. Martin is set forth above.

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to Fiscal 2023, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.

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

Audit Committee

We had a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act through May 31, 2023. Since June 1, 2023, Dr. Subbarao V. Uppaluri, Chairman, has been the Company’s only independent director, and the full Board of Directors has acted as the Audit Committee. Our Board has determined that Dr. Uppaluri is an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2023 and 2022 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2023	–	–	–	–	–
	2022	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of July 31, 2023

We did not have any equity award plan during the year ended July 31, 2023 and we did not have any equity awards outstanding.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

We did not have any equity award plan during the year ended July 31, 2023 and we did not have any outstanding. As of July 31, 2023, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Phillip Frost, M.D.	–
Subbarao V. Uppaluri, Ph.D.	–
James Martin, CFO	–
Steven D. Rubin (former director)	–
Jerry Jacobs (former director)	–

Director Compensation

For the year ended July 31, 2023, our Directors did not receive any compensation for their respective service on our Board or any committee thereof. Our Directors do not have any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 30, 2023  concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (4)	43,455,734	28.1%
Phillip Frost, M.D. (5)	54,690,325	35.3%
Subbarao V. Uppaluri, Ph.D., Director	–	*
James J. Martin, Director and Chief Financial Officer	25,000	*
All Directors and Executive Officers as a group (5 Persons)	98,271,060	63.48%

Frost Gamma Investments Trust (6)	54,690,325	35.3%
Hsu Gamma Investments, L.P. (7)	24,553,660	15.9%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2023 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 154,810,655 shares of common stock issued and outstanding as of July 31, 2023. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Common stock holdings include 24,553,660 shares of common stock held by Hsu Gamma Investments, L.P. and 2,150,000 common stock held by Chin Hsiung Hsiao Family Trust A. Dr. Jane Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(5)	Includes beneficial ownership of shares held by Frost Gamma Investments Trust.

(6)	Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(7)	Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

Equity Compensation Plan Information

A majority of our shareholders approved the Non-Invasive Monitoring Systems, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) on March 16, 2012. We have reserved a total of 4,000,000 shares of our common stock for issuance under this plan, subject to adjustment for stock splits or any future stock dividends or other similar changes in our common stock or our capital structure. The following table provides information about our equity compensation plans as of July 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	-	$-	-
Equity compensation plans not approved by security holders(2)	-	-	-

Total	-	$-	-

(1)	There are no approved equity compensation plans.

(2)	There are no outstanding options that were not granted under shareholder approved plans.

In November 2010, our Board and Compensation Committee approved 2011 Plan. Awards granted under the 2011 Plan may consist of incentive stock options, stock appreciation rights (SAR), restricted stock grants, restricted stock units (RSU) performance shares, performance units or cash awards. The 2011 Plan authorizes up to 4,000,000 shares of our common stock for issuance pursuant to the terms of the 2011 Plan. The 2011 Plan was approved by our shareholders in March 2012 and no awards have been granted under the 2011 Plan as of July 31, 2023. The 2011 Plan expired in November 2021 and as of July 31, 2023 the Company does not have an equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Hsiao and directors Dr. Frost and Rao Uppaluri and former director Steve Rubin are each stockholders, current or former officers and/or directors or former directors of Asensus Surgical, Inc. (formerly TransEnterix, Inc.) (“Asensus”), a publicly-traded medical device company. Dr. Frost is a director and over 5% shareholder of Cocrystal Pharma, Inc. (“Cocrystal Pharma”), a clinical stage Nasdaq listed biotechnology company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and Co-Chief Executive Officer of Cocrystal Pharma, and in which former director Steve Rubin serves on the Board. From December 2009 until August 31, 2021, the Company’s Chief Legal Officer had served under a cost sharing arrangement as the Chief Legal Officer of Asensus. The Company recorded additions to general and administrative costs and expenses to account for the sharing of costs under this arrangement of $0 and $400 for the years ended July 31, 2023 and 2022, respectively. There was no accounts payable due to Asensus at July 31, 2023 and 2022, respectively.

The Company signed a five year lease for administrative office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2023 and 2022, the Company did not record any rent expense related to the Miami lease. At July 31, 2023 and 2022 there was $0 rent payable.

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

On August 15, 2023, the Company entered into a Promissory Note in the principal amount of $200,000 with Frost Gamma Investments Trust (the “2023 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, a current director, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2023 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2025 (the “Maturity Date”). The 2023 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On September 16, 2022, the Company entered into two Promissory Notes in the principal amount of $75,000 each with Frost Gamma Investments Trust (the “2022 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, a current director, and with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “2022 Hsiao Note”), both which beneficially own in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2022 Frost Gamma Note and 2022 Hsiao Note is 11% per annum, payable on the Maturity Date of July 31, 2025, as amended on August 15, 2023. The 2022 Frost Gamma Note and 2022 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

On October 4, 2021, the Company entered into two Promissory Notes in the principal amount of $75,000 each with Frost Gamma Investments Trust (the “2021 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, a current director, and with Jane Hsiao, Ph.D., the Company’s Chairman and Interim CEO (the “2021 Hsiao Note”), both which beneficially own in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2021 Frost Gamma Note and 2021 Hsiao Note is 11% per annum, payable on the Maturity Date of July 31, 2025, as amended on August 15, 2023. The 2021 Frost Gamma Note and 2021 Hsiao Note may be prepaid in advance of the Maturity Date without penalty.

Director Independence

The Board of Directors, in the exercise of its reasonable business judgment, has determined that Rao Uppaluri qualifies as an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations. Directors Jane Hsiao, who serves as the Company’s Interim CEO, Dr. Phillip Frost, who beneficially owns approximately 35% of the Company’s outstanding common equity and James J. Martin, the Company’s Chief Financial Officer, are not deemed independent.

Item 14. Principal Accountant Fees and Services.

Principal Accountant

EisnerAmper LLP (“EisnerAmper”) had served as our independent registered public accounting firm since October 4, 2018.

Fees and Services

The following table sets forth the total fees billed to us by EisnerAmper for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2023 and 2022.

	2023	2022
Audit Fees	$58,000	$54,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$58,000	$54,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. Following Steve Rubin’s resignation from the Audit Committee, pre-approval services were conducted by the full Board. During fiscal 2023 and 2022, 100% of the audit related services, tax services and all other services provided by EisnerAmper for the periods as our principal independent registered public accountant were pre-approved.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 30, 2023	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 30, 2023
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Phillip Frost, M.D.	Director	October 30, 2023
Phillip Frost, M.D.

/s/ Subbarao V. Uppaluri	Director	October 30, 2023
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 30, 2023
James J. Martin	and Director

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.		Description of Exhibits
3.1		Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2		Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3		Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4		By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5		Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.12		2000 Stock Option Plan (Incorporated by reference from the Company’s Information Statement on Schedule 14C filed on April 5, 2001)(SEC Accession No. 0000950170-01-000484)

10.13		Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.90		Form of Lock-Up and Voting Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2018).

10.91		Form of Stock Purchase Agreement, dated December 21, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.92		Debt Exchange Agreement, dated December 21, 2018, by and among the Company and the Creditors (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.93		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma dated October 4, 2021 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 6, 2021).

10.94		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 6, 2021).

10.95		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 19, 2022).

10.96		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 19, 2022).
10.97

Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated August 15, 2023 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 16, 2023).

10.98

First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 16, 2023).

10.99

First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.3 to Form 8-K filed August 16, 2023).

10.100

First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 16, 2023).

10.101		First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 16, 2023).

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

