Form 10-Q
period 2023-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2023-12-14
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Yes ☒ No ☐

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of December 14, 2023.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31, 2023	July 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$146	$7
Prepaid expenses	37	16
Total current assets	183	23

Total assets	$183	$23

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$275	$240
Current liabilities – discontinued operations	51	51
Total current liabilities	326	291

Notes payable – related parties	500	300
Accrued interest	57	44

Total liabilities	883	635

Commitments and contingencies (Note 7)

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of October 31, 2023 and July 31, 2023	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,822)	(28,734)

Total shareholders’ deficit	(700)	(612)
Total liabilities and shareholders’ deficit	$183	$23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended October 31,
	2023	2022
Operating costs and expenses
General and administrative	$75	$65

Total operating costs and expenses	75	65

Operating loss	(75)	(65)

Interest expense	(13)	(6)

Net loss	$(88)	$(71)

Weighted average number of common shares outstanding - basic and diluted	154,811	154,811

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

Three months ended October 31, 2023

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2023	100	$-	154,810,655	$1,548	$26,574	$(28,734)	$(612)
Net loss	-	-	-	-	-	(88)	(88)
Balance at October 31, 2023	100	$-	154,810,655	$1,548	$26,574	$(28,822)	$(700)

Three months ended October 31, 2022

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2022	100	$-	154,810,655	$1,548	$26,574	$(28,535)	$(413)
Net loss	-	-	-	-	-	(71)	(71)
Balance at October 31, 2022	100	$-	154,810,655	$1,548	$26,574	$(28,606)	$(484)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2023 and 2022

	2023	2022
Operating activities
Net loss	$(88)	$(71)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(21)	(33)
Accounts payable and accrued expenses	35	22
Accrued interest	13	6
Net cash used in operating activities	(61)	(76)

Financing activities
Proceeds from note payable – related parties	200	150
Net cash provided by financing activities	200	150

Net increase in cash	139	74
Cash, beginning of period	7	15
Cash, end of period	$146	$89

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the Three Month Periods Ended October 31, 2023 and 2022

The following (a) condensed consolidated balance sheet at July 31, 2023 was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2023, and results of operations and cash flows for the interim periods ended October 31, 2023 and 2022. The results of operations for the three months ended October 31, 2023, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2023. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2023.

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

Accordingly, the Company determined that $51,000 of remaining liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at October 31, 2023 and July 31, 2023.

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $88,000 for the three months ended October 31, 2023 and has experienced continuous cash outflows from operating activities. The Company also has a shareholders’ deficit of $700,000 as of October 31, 2023. The Company had $146,000 of cash at October 31, 2023 and negative working capital of approximately $143,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. At October 31, 2023 and July 31, 2023, the Company had no cash equivalents.

Discontinued Operations. Discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2023 and July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, accounts payable, accrued expenses and accrued interest approximate fair values because they are short term in nature or they bear current market interest rates.

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

No preferred stock dividends were declared for the three months ended October 31, 2023 and 2022.

The Company did not issue any shares of the Company’s common stock during the three months ended October 31, 2023 and 2022.

4. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon the conversion of preferred stock. In computing diluted net loss per share for the periods ended October 31, 2023 and 2022, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

5. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three months ended October 31, 2023 and 2022, the Company did not record any rent expense related to the Miami lease. At October 31, 2023 and 2022 there was no rent payable.

The Company’s Chief Financial Officer serves as the Chief Financial Officer and Co-Chief Executive Officer of Cocrystal Pharma, Inc., a clinical stage Nasdaq listed biotechnology company, and in which Dr. Frost serves on the Board.

6. NOTES PAYABLE – RELATED PARTIES

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

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of losses and accumulated deficit; need for additional financing; dependence on management; risks related to proprietary rights; other factors described herein as well as the factors contained in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2023. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 2 in the Notes to the Consolidated Financial Statements set forth in Item 8 of the Annual Report on Form 10-K. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Results of Operations

We had discontinued operations in May 2019. The Company is assessing potential mergers, acquisitions and strategic collaborations.

Three months ended October 31, 2023 Compared to Three months Ended October 31, 2022

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses were $75,000 for the three months ended October 31, 2023 as compared to $65,000 for the three months ended October 31, 2022. The $10,000 increase was primarily due to fees for professional services.

Total operating costs and expenses. Total operating costs and expenses were $75,000 for the three months ended October 31, 2023 as compared to $65,000 for the three months ended October 31, 2022.

Interest expense. Net interest expense was $13,000 for the three months ended October 31, 2023 as compared to $6,000 for the three months ended October 31, 2022. The interest expense is due to the related party Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Net loss. Net loss was $88,000 for the three months ended October 31, 2023 as compared to $71,000 for the three months ended October 31, 2022. This $17,000 increase is primarily attributable to professional fees and interest expense from additional related party Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $88,000 for the three months ended October 31, 2023 and has experienced continuous cash outflows from operating activities. The Company also has a shareholders’ deficit of $700,000 as of October 31, 2023. The Company had $146,000 of cash at October 31, 2023 and negative working capital of approximately $143,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under promissory notes.

At October 31, 2023, we had approximately $146,000 of cash and negative working capital of approximately $143,000. We believe that the cash on hand at October 31, 2023 is not sufficient to meet our anticipated cash requirements for the next 12 months. We are currently exploring promissory notes and other opportunities for additional capital.

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

Net cash used in operating activities was $61,000 and $76,000 for three months ended October 31, 2023 and 2022, respectively. This $15,000 decrease in cash used was primarily due to increases in accounts payable liabilities.

Net cash provided by financing activities was $200,000 and $150,000 for three months ended October 31, 2023 and 2022, respectively, as a result of proceeds from related party Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2023. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

During the three months ended October 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

10.1	Non-Invasive Monitoring Systems, Inc. Promissory Note in favor of Frost Gamma Investments Trust dated August 15, 2023 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 16, 2023).

10.2	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 16, 2023).

10.3	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 16, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

NON-INVASIVE MONITORING SYSTEMS, INC

October 31, 2023

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2023	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: December 14, 2023	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

10.1	Non-Invasive Monitoring Systems, Inc. Promissory Note in favor of Frost Gamma Investments Trust dated August 15, 2023 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 16, 2023).

10.2	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 16, 2023).

10.3	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 16, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

