Form 10-Q
period 2024-01-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2024-03-15
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4400 Biscayne Blvd., Suite 180, Miami, Florida 33137

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (305) 575-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NIMU	OTC -Pink

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

Yes ☒ No ☐

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of March 15, 2024.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	January 31, 2024	July 31, 2023

ASSETS
Current assets
Cash	$75	$7
Prepaid expenses	26	16
Total current assets	101	23

Total assets	$101	$23

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$233	$240
Current liabilities – discontinued operations	51	51
Total current liabilities	284	291

Notes payable – related parties	500	300
Accrued interest – related parties	71	44

Total liabilities	855	635

Commitments and contingencies (Note 7)

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of January 31, 2024 and July 31, 2023	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,876)	(28,734)

Total shareholders’ deficit	(754)	(612)
Total liabilities and shareholders’ deficit	$101	$23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Operating costs and expenses
General and administrative	$40	$40	$115	$105

Total operating costs and expenses	40	40	115	105

Operating loss	(40)	(40)	(115)	(105)

Interest expense – related parties	(14)	(8)	(27)	(14)

Net loss	$(54)	$(48)	$(142)	$(119)

Weighted average number of common shares outstanding - Basic and diluted	154,811	154,811	154,811	154,811

Basic and diluted loss per common share	(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT Unaudited

For the three and six months ended January 31, 2024

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2023	100	$-	154,810,655	$1,548	$26,574	$(28,734)	$(612)
Net loss	-	-	-	-	-	(88)	(88)
Balance at October 31, 2023	100	-	154,810,655	1,548	26,574	(28,822)	(700)
Net loss	-	-	-	-	-	(54)	(54)
Balance at January 31, 2024	100	$-	154,810,655	$1,548	$26,574	$(28,876)	$(754)

For the three and six months ended January 31, 2023

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2022	100	$-	154,810,655	$1,548	$26,574	$(28,535)	$(413)
Net loss	-	-	-	-	-	(71)	(71)
Balance at October 31, 2022	100	-	154,810,655	1,548	26,574	(28,606)	(484)
Net loss	-	-	-	-	-	(48)	(48)
Balance at January 31, 2023	100	$-	154,810,655	$1,548	$26,574	$(28,654)	$(532)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Six months ended January 31, 2024 and 2023

	2024	2023
Operating activities
Net loss	$(142)	$(119)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(10)	(40)
Accounts payable and accrued expenses	(7)	11
Accrued interest – related parties	27	14
Net cash used in operating activities	(132)	(134)

Financing Activities
Proceeds from notes payable – related parties	200	150
Net cash provided by financing activities	200	150

Net increase in cash	68	16
Cash, beginning of period	7	15
Cash, end of period	$75	$31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2024

The following (a) condensed consolidated balance sheet at July 31, 2023 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of January 31, 2024, and results of operations and cash flows for the interim periods ended January 31, 2024 and 2023. The results of operations for the three and six months ended January 31, 2024, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2023. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2023.

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

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at January 31, 2024 and July 31, 2023.

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $142,000 and $119,000 for the six months ended January 31, 2024 and 2023, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28,876,000 as of January 31, 2024. The Company had approximately $75,000 of cash at January 31, 2024, total shareholder’s deficit of $754,000 and negative working capital of approximately $183,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. At January 31, 2024 and July 31, 2023, the Company had no cash equivalents.

Discontinued Operations. Discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as deferred taxes and accruals as estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024 and July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

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

No preferred stock dividends were declared for the three and six months ended January 31, 2024 and 2023.

The Company did not issue any shares of the Company’s common stock during the three and six months ended January 31, 2024 and 2023.

4. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the periods ended January 31, 2024 and 2023, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

5. RELATED PARTY TRANSACTIONS

The Company signed a five year lease for office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the three months ended January 31, 2024 and 2023, the Company did not record any rent expense related to the Miami lease. At January 31, 2024 and 2023 there was no rent payable.

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

The amounts due on these related party notes was $500,000 and $300,000 as of January 1, 2024 and July 31, 2023, respectively. Interest expense accrued on these notes during the period ended January, 31 2024 and 2023 was $27,000 and $14,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

Leases.

The Company was under an operating lease agreement for our corporate office space that expired in 2012. The lease currently continues on a month-to-month basis at no cost.

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

Three and six months ended January 31, 2024 compared to three and six months ended January 31, 2022

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses were $40,000 and $115,000 for the three and six months ended January 31, 2024, respectively, as compared to $40,000 and $105,000 for the three and six months ended January 31, 2023, respectively. The $10,000 increase for the six months ended January 31, 2024, respectively, was primarily due to professional fees.

Interest expense – related party. Net interest expense was $14,000 and $27,000 for the three and six months ended January 31, 2024, respectively, as compared to $8,000 and $14,000 for the three and six months ended January 31, 2023. The interest expense is related to the Promissory Notes from related parties described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Net loss. Net loss was $54,000 and $142,000 for the three and six months ended January 31, 2024, respectively, as compared to $48,000 and $119,000 for the three and six months ended January 31 2023, respectively. The $6,000 and $23,000 increase for the three and six months ended January 31, 2024, respectively, was primarily due to professional fees and interest expense on related party notes payable (see Note 6).

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $142,000 and $119,000 for the six months ended January 31, 2024 and 2023, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $28,876,000 as of January 31, 2024. The Company had approximately $75,000 of cash at January 31, 2024 and negative working capital deficit of approximately $183,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under promissory notes. At January 31, 2024, we had approximately $75,000 of cash and working capital deficit of approximately $183,000. We believe that the cash on hand at January 31, 2024 is not sufficient to meet our anticipated cash requirements for the next 12 months. No assurance can be given that such additional financing will be available on acceptable terms or at all.

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

Net cash used in operating activities was $132,000 and $134,000 for six months ended January 31, 2024 and 2023, respectively. This $2,000 decrease in cash used in operating was primarily due to decreases in prepaid expenses for six months ended January 31, 2024.

Net cash provided by financing activities was $200,000 and $150,000 for six months ended January 31, 2024 and 2023, respectively. The $200,000 and $150,000 in the six months ended January 31, 2024 and 2023, respectively, was primarily due to the proceeds from related party Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2024. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

January 31, 2024

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2024	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: March 15, 2024	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

