Form 10-K
period 2024-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2024-10-25
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 31, 2024 was: $2.2 million.

As of October 25, 2024, there were 154,810,655 shares of common stock, $0.01 par value outstanding.

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

Our consolidated financial statements for the years ended July 31, 2024 and 2023 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2024 and 2023 were $113,000 and $199,000 respectively. As of July 31, 2024, we had an accumulated deficit of $29.0 million. The Company had $25,000 of cash at July 31, 2024 and negative working capital of approximately $127,000. Absent additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all your investment in us.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.00 and $0.04 for the 52-week period ended July 31, 2024. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTC PINK or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 designated shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of October 25, 2024, there were outstanding 154,810,655 shares of our common stock, 100 shares of our Series B preferred stock and there were no outstanding options to purchase shares of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTC PINK.

Item 1B. Other Information

None

Item 1C. Cybersecurity

We are currently a shell company with no business operations. Since May 2019, we have been in search of a suitable merger or acquisition candidate. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board of Directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any.

However, the Company consistently evaluates risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests these systems according to its cybersecurity policies, standards, processes, and practices. These measures are integrated into the Company’s overall risk management system to protect its information systems from cybersecurity threats. The Company also has the option to engage a third-party contractor if a cyber threat arises.

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

Quarter Ended	High	Low
October 31, 2022	$0.02	$0.01
January 31, 2023	$0.04	$0.01
April 30, 2023	$0.04	$0.02
July 31, 2023	$0.03	$0.02
October 31, 2023	$0.04	$0.02
January 31, 2024	$0.02	$0.01
April 30, 2024	$0.02	$0.00
July 31, 2024	$0.02	$0.01

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2024, we had 1,389 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

Recent Sales of Unregistered Securities and Use of Proceeds.

None

Issuer Purchases of Equity Securities

None

Item 6. [Reserved].

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

Year Ended July 31, 2024 Compared to Year Ended July 31, 2023

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses was $177,000 for the year ended July 31, 2024, as compared to $169,000 for the year ended July 31, 2023. This $8,000 net increase was primarily associated with professional fees incurred in the year ended July 31, 2024.

An accounts payable adjustment resulting in a reduction of $118,000 was made in the year ended July 31, 2024 (see Note 9).

Total operating costs and expenses. Total operating costs and expenses from continuing operations was $59,000 for the year ended July 31, 2024, as compared to $169,000 for the year ended July 31, 2023. This $110,000 decrease was primarily due to a $118,000 accounts payable adjustment (see Note 9) offset by a $8,000 increase in professional fees.

Interest expense. Net interest expense was $54,000 for the year ended July 31, 2024, as compared to $30,000 for the year ended July 31, 2023. The interest expense is related to the Promissory Notes described in Note 8 to the accompanying consolidated financial statements.

Net loss. Net loss was $113,000 for the year ended July 31, 2024, as compared to $199,000 for the year ended July 31, 2023. This $86,000 decrease was primarily attributable to a $118,000 accounts payable adjustment (see Note 9) offset by a $32,000 increase is primarily attributable to interest expense and professional fees.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and notes received from related parties.

At July 31, 2024, we had cash of $25,000 and negative working capital of approximately $127,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities increased to $182,000 for the year ended July 31, 2024 as compared to $158,000 for the year ended July 31, 2023. This $24,000 increase was principally due to increases in cash used for accounts payable and accrued expenses.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Non-Invasive Monitoring Systems, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Non-Invasive Monitoring Systems, Inc. (the “Company”) as of July 31, 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2024, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss and used cash in operations during the year ended July 31, 2024, and the Company had a shareholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Weinberg & Company, P.A.

Los Angeles, California

October 25, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Non-Invasive Monitoring Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Non-Invasive Monitoring Systems, Inc. and Subsidiaries (the “Company”) as of July 31, 2023, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2023, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses, cash outflows from operating activities, has an accumulated deficit and these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2018 through 2023.

EISNERAMPER LLP

Coral Gables, FL

October 30, 2023

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2024	July 31, 2023

ASSETS
Current assets
Cash	$25	$7
Prepaid expenses	9	16
Total current assets	34	23

Total assets	$34	$23

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$110	$240
Current liabilities - discontinued operations	51	51
Total current liabilities	161	291

Notes payable – related parties	500	300
Accrued interest – related parties	98	44
Total liabilities	759	635

Commitments and Contingencies

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of July 31, 2024 and 2023, respectively	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(28,847)	(28,734)

Total shareholders’ deficit	(725)	(612)
Total liabilities and shareholders’ deficit	$34	$23

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended July 31, 2024 and 2023

(In thousands, except per share data)

	2024	2023
Operating costs and expenses
General and administrative	$177	$169
Extinguishment of accounts payable	(118)	-

Total operating costs and expenses	59	169

Operating loss	(59)	(169)

Interest expense, related parties	(54)	(30)

Net loss	$(113)	$(199)

Weighted average number of common shares outstanding - basic and diluted	154,811	154,811

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2024 and 2023

(In thousands, except share amounts)

	Preferred Stock				Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2022	100	$-	154,810,655	$1,548	$26,574	$(28,535)	$(413)
Net loss	-	-	-	-	-	(199)	(199)
Balance at July 31, 2023	100	-	154,810,655	1,548	26,574	(28,734)	$(612)
Net loss	-	-	-	-	-	(113)	(113)
Balance at July 31, 2024	100	$-	154,810,655	$1,548	$26,574	$(28,847)	$(725)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2024 and 2023

(In thousands)

	2024	2023
Operating activities
Net loss	$(113)	$(199)
Adjustments to reconcile net loss to net cash used in operating activities
Extinguishment of accounts payable	(118)	-
Changes in operating assets and liabilities
Prepaid expenses	7	(10)
Accounts payable and accrued expenses	(12)	21
Accrued interest – related parties	54	30
Net cash used in operating activities	(182)	(158)

Financing activities
Proceeds from notes payable – related parties	200	150
Net cash provided by financing activities	200	150

Net increase (decrease) in cash	18	(8)
Cash, beginning of year	7	15
Cash, end of year	$25	$7

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the fiscal years ended july 31, 2024 and 2023

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

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $113,000 and $199,000 for each of the years ended July 31, 2024 and 2023, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $29.0 million as of July 31, 2024. The Company had $25,000 of cash at July 31, 2024 and negative working capital of approximately $127,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Discontinued Operations. For the years ended July 31, 2024 and 2023, results from operations for our Exer-Rest Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the Exer-Rest Business’s operations (see Note 3).

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $25,000 and $7,000, on deposit in bank operating accounts at July 31, 2024 and July 31, 2023, respectively.

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

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. Tax years ranging from 2020 to 2023 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. The net operating losses are generally subject to examination up to three years after the utilization of such losses. It is the Company’s policy to include income tax interest and penalty expense in its tax provision.

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2024 and 2023. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses and accounts payable and accrued expenses approximate fair values because they are short term in nature.

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

3. DISCONTINUED OPERATIONS

On May 3, 2019, the Company exchanged its inventory for forgiveness of accrued unpaid rent. Concurrent with the exchange management with the appropriate level of authority determined to discontinue the operations of the product segment. As of July 31, 2024 and 2023, accounts payable and accrued expenses related to these operations had a balance of $51,000 each year and presented as “Current liabilities-discontinued operations” in the accompanying consolidated balance sheets.

4. SHAREHOLDERS’ DEFICIT

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

No preferred stock dividends were declared for the years ended July 31, 2024 and 2023.

The Company did not issue any shares of the Company’s common stock during the years ended July 31, 2024 and 2023.

5. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2024 and 2023, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

6. RELATED PARTY TRANSACTIONS

Dr. Hsiao and directors Dr. Frost and Rao Uppaluri and former director Steve Rubin are each stockholders, current or former officers and/or directors or former directors of Asensus Surgical, Inc. (formerly TransEnterix, Inc.) (“Asensus”), which was a publicly-traded medical device company until August 2024. Dr. Frost is a director and over 5% shareholder of Cocrystal Pharma, Inc. (“Cocrystal Pharma”), a clinical stage Nasdaq listed biotechnology company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and Co-Chief Executive Officer of Cocrystal Pharma, and in which former director Steve Rubin serves on the Board.

The Company signed a five year lease for administrative office space in Miami, Florida with a company controlled by Dr. Phillip Frost, a current director and who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2024 and 2023, the Company did not record any rent expense related to the Miami lease. At July 31, 2024 and 2023 there was $0 rent payable.

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

7. NOTES PAYABLE – RELATED PARTY

Notes payable- related party are summarized in the following table (in thousands):

	As of July 31, 2024	As of July 31, 2023

(a) Notes payable- Frost Gamma Investments Trust	$350	$150
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$500	$300

(a) As of July 31, 2023, the Company had outstanding notes payable Frost Gamma Investments Trust (“Frost Gamma”) in the aggregate principal amount of $150,000, which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on July 31, 2025, as amended on August 15, 2023. The Frost Gamma promissory note may be prepaid in advance of the maturity date without penalty. Frost Gamma is a trust controlled by Dr. Phillip Frost, a current director of the Company, and who beneficially owns in excess of 10% of the Company’s common stock.

On August 15, 2023, the Company entered into a new promissory note agreement with Frost Gamma in the principal amount of $200,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date on July 31, 2025. This promissory note may also be prepaid in advance of the maturity date without penalty. There were no payments made on the promissory notes to Frost Gamma during the fiscal year ended July 31, 2024, and as such, total outstanding notes payable balance was $350,000 as of the fiscal year then ended.

(b) As of July 31, 2023, the Company had outstanding notes payable Jane Hsiao, Ph.D. (“Dr. Hsiao”) in the aggregate principal amount of $150,000, which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on July 31, 2025, as amended on August 15, 2023. The promissory notes to Dr. Hsiao may be prepaid in advance of the maturity date without penalty. Dr. Hsiao is the Company’s Chairman and Interim CEO, and who beneficially owns in excess of 10% of the Company’s common stock.

There were no payments made on the promissory notes to Dr. Hsiao during the fiscal year ended July 31, 2024, and as such, total outstanding notes payable balance was $150,000 as of the fiscal year then ended.

8. COMMITMENTS AND CONTINGENCIES

Leases.

The Company was under an operating lease agreement for our corporate office space that expired in 2012. The lease currently continues on a month-to-month basis at no cost.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations are summarized in the following table (in thousands):

	July 31, 2024	July 31, 2023
Accounts payable	$80	$209
Accrued redemption	10	10
Accrued other	20	21
Total	$110	$240

Accounts payable was reviewed for outdated vendor accounts during the period ending July 31, 2024. It was determined that an estimated $118,000 consisted of payables that were no longer reasonably valid and the consolidated financial statements were adjusted accordingly.

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not affect the Company’s financial position, results of operations or cash flows for the years ended July 31, 2024 and 2023.

The Company files its tax returns in the U.S. federal jurisdiction and with U.S. states. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2020 to 2023 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate of 21% in 2024 and 2023 and income taxes reported in the consolidated statements of operations are attributable to the following (in thousands):

	July 31, 2024%		July 31, 2023%
Income tax benefit at the federal statutory rate from continuing operations	$(49)	21.0	$(42)	21.0
State income taxes, net of effect of federal taxes	(10)	4.3	(9)	4.5
Expired net operating losses	0	-	364	(182.8)
Change in valuation allowance	59	(25.3)	(313)	157.3
Total	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2024	July 31, 2023
Federal and State net operating loss	$3,830	$3,768
Foreign net operating loss	18	18
Other	-	3
	3,848	3,789
Less: Valuation allowance	(3,848)	(3,789)
Net deferred tax asset	$-	$-

At July 31, 2024, the Company had available Federal and State net operating loss carry forwards of approximately $14.8 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2023. $2.1 million net operating loss carry forwards generated in 2019 and later years never expire. However, these net operating losses can only be used to reduce taxable income by 80 percent.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $3.8 million valuation allowance at July 31, 2024 ($3.8 million at July 31, 2023) was necessary. The valuation allowance increased by approximately $59,000 and decreased by $313,000 for the years ended July 31, 2024 and 2023, respectively. The Company paid no taxes for the years 2024 or 2023.

11. SUBSEQUENT EVENT

On September 25, 2024, the Company entered into a Promissory Note in the principal amount of $25,000.00 with Frost Gamma Investments Trust (the “September 2024 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the September 2024 Frost Gamma Note is 11% per annum, payable on the Maturity Date. The September 2024 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On October 23, 2024, the Company entered into a Promissory Note in the principal amount of $30,000.00 with Frost Gamma Investments Trust (the “October 2024 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on October 2024 Frost Gamma Note 2 is 11% per annum, payable on the Maturity Date. The October 2024 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Principal Accountant

On November 27, 2023, the Board of Directors (the “Board”) of Non-Invasive Monitoring Systems, Inc. approved the engagement of Weinberg & Company P.A. (“Weinberg”) as the Company’s new independent registered public accounting firm. In connection with the selection of Weinberg, the Board dismissed EisnerAmper LLP (“EisnerAmper”) as the Company’s independent registered public accounting firm on November 27, 2023.

There were no disagreements between the Company and EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EisnerAmper would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2024. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Item 9B. Other Information.

On October 23, 2024, the Company entered into a Promissory Note in the principal amount of $30,000.00 with Frost Gamma Investments Trust (the “October 2024 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on October 2024 Frost Gamma Note is 11% per annum, payable on the Maturity Date. The October 2024 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

The foregoing is only a brief summary of some of the terms of the October Frost Gamma Note and does not purport to be complete. Please refer to the Frost Gamma Note, which is attached as Exhibit 10.103 for its full terms.

During the three months ended July 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	77
Subbarao V. Uppaluri, Ph.D.	75
Philip Frost, M.D	87
James Martin, CPA, MBA	58

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

Dr. Hsiao’s background in medical device and pharmaceutical industry, as well as her senior management experience, allow her to play an integral role in overseeing the Company. In addition, as a result of her role as director and/or chairman of other companies in the biotechnology and life sciences space, she also has a keen understanding and appreciation of the many regulatory and development issues confronting pharmaceutical and biotechnology companies.

Phillip Frost, M.D. Dr. Frost has served as a Director of the Company since June 2023. Dr. Frost been the Chief Executive Officer and Chairman of the Board of Opko Health, Inc. (NASDAQ:OPK), a multi-national pharmaceutical and diagnostics company since March 2007. Dr. Frost serves as a director for Cocrystal Pharma, Inc. (NASDAQ:COCP), a biotechnology company developing new treatments for viral diseases. He also currently serves on the board of Grove Bank & Trust and Morgan Solar. He has been a member of the Board of Trustees of the University of Miami since 1983 and was Chairman from 2001 to 2004. He is on the Advisory Board of the Shanghai Institute for Advanced Immunochemical Studies in China and is a trustee of the Miami Jewish Home for the Aged and serves on the Executive Committee of the Board of Mount Sinai Medical Center. He serves as Chairman of Temple Emanu-El, Governor of Tel Aviv University and is a member of the Executive Committee of The Phillip and Patricia Frost Museum of Science. Dr. Frost served as a director of Ladenburg Thalmann Financial Services Inc. from 2004 to 2006 and as Chairman from July 2006 until September 2018. Dr. Frost previously served as a director for Castle Brands (NYSE:ROX). Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation (“IVAX”) from 1987 until its acquisition by Teva in January 2006. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986. Dr. Frost was a Governor of the American Stock Exchange from 1992 to 2008 and Co-Vice Chairman from 2001 until its merger with the New York Stock Exchange.

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

Dr. Uppaluri brings extensive leadership, business, and accounting experience to the Board. His experience as the former chief financial officer of OPKO and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

James J. Martin, CPA, MBA. Mr. Martin, has served as a Director of the Company since June 2023, and has served as our Chief Financial Officer since January 2011, and, from July 2010 through January 2011, he served as our Controller. Since February 2017, Mr. Martin serves as the Chief Financial Officer and Co-Chief Executive Officer of Cocrystal Pharma, Inc (NASDAQ: COCP), a clinical stage biotechnology company. From January 2011 to October 2, 2013, Mr. Martin served as Chief Financial Officer of SafeStitch prior to its merger with Asensus Surgical, Inc. Since September 2014 Mr. Martin has served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (NASDAQ: VBIV), pharmaceutical development and manufacturing company. From April 2014 to September 2015, Mr. Martin served as Chief Financial Officer of Vapor Corp, Inc. (NASDAQ: VPCO), a vaporizer retail and wholesale company. From July 2010 through January 2011, Mr. Martin served as Controller of each of SafeStitch and Aero Pharmaceuticals, Inc. (“Aero”). Prior to joining NIMS, from 2008 through 2010, Mr. Martin served as Controller of AAR Aircraft Services-Miami, a subsidiary of AAR Corp, an aerospace and defense company at which he was responsible for all financial reporting and logistics for AAR Aircraft Services-Miami. From 2005-2008, Mr. Martin served as Controller of Avborne Heavy Maintenance, a commercial aircraft maintenance repair and overhaul company. Mr. Martin previously has served as Vice President of Finance of Aero, a privately held pharmaceutical distributor.

Mr. Martin brings extensive business experience to the Board. His experience as a CEO and chief financial officer has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	77	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	58	Chief Financial Officer, Treasurer and Director

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2024 and 2023 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2024	–	–	–	–	–
	2023	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of July 31, 2024

We did not have any equity award plan or any equity awards outstanding during the year ended July 31, 2024.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

We did not have any equity award plan during the year ended July 31, 2024 and we did not have any outstanding. As of July 31, 2024, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Phillip Frost, M.D.	–
Subbarao V. Uppaluri, Ph.D.	–
James Martin, CFO	–

Director Compensation

For the year ended July 31, 2024, our directors did not receive any compensation for their respective service on our Board or any committee thereof. Our directors do not have any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 25, 2024 concerning the beneficial ownership of our voting stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of voting stock, (ii) each of our directors, (iii) each current named executive officer, and (iv) all of our current named executive officers and directors as a group. Unless otherwise noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them, except to the extent such power may be shared with such person’s spouse.

	Common Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (4)	43,455,734	28.1%
Phillip Frost, M.D. (5)	54,690,325	35.3%
Subbarao V. Uppaluri, Ph.D., Director	–	*
James J. Martin, Director and Chief Financial Officer	25,000	*
All Directors and Executive Officers as a group (5 Persons)	98,271,060	63.48%

Frost Gamma Investments Trust (6)	54,690,325	35.3%
Hsu Gamma Investments, L.P. (7)	24,553,660	15.9%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2024 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 154,810,655 shares of common stock issued and outstanding as of July 31, 2024. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Common stock holdings include 24,553,660 shares of common stock held by Hsu Gamma Investments, L.P. and 2,150,000 common stock held by Chin Hsiung Hsiao Family Trust A. Dr. Jane Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(5)	Includes beneficial ownership of shares held by Frost Gamma Investments Trust.

(6)	Dr. Phillip Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

(7)	Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

Equity Compensation Plan Information

The Company does not have any approved equity compensation plans. There are no outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Hsiao and directors Dr. Frost and Rao Uppaluri and former director Steve Rubin are each stockholders, current or former officers and/or directors or former directors of Asensus Surgical, Inc. (formerly TransEnterix, Inc.) (“Asensus”), which was a publicly-traded medical device company until August 2024. Dr. Frost is a director and over 5% shareholder of Cocrystal Pharma, Inc. (“Cocrystal Pharma”), a clinical stage Nasdaq listed biotechnology company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and Co-Chief Executive Officer of Cocrystal Pharma, and in which former director Steve Rubin serves on the Board.

The Company signed a five year lease for administrative office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2024 and 2023, the Company did not record any rent expense related to the Miami lease. At July 31, 2024 and 2023 there was $0 rent payable.

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

On October 23, 2024, the Company entered into a Promissory Note in the principal amount of $30,000.00 with Frost Gamma Investments Trust (the “October 2024 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on October 2024 Frost Gamma Note is 11% per annum, payable on the Maturity Date. The October 2024 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On September 25, 2024, the Company entered into a Promissory Note in the principal amount of $25,000.00 with Frost Gamma Investments Trust (the “September 2024 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the September 2024 Frost Gamma Note is 11% per annum, payable on the maturity date of July 31, 2025 (the “Maturity Date”). The September 2024 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

On August 15, 2023, the Company entered into a Promissory Note in the principal amount of $200,000 with Frost Gamma Investments Trust (the “2023 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, a current director, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2023 Frost Gamma Note is 11% per annum, payable on the Maturity Date. The 2023 Frost Gamma Note may be prepaid in advance of the Maturity Date without penalty.

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

Item 14. Principal Accountant Fees and Services.

Fees and Services

The following table sets forth the total fees billed to us by Weinberg (beginning November 27, 2023) and EisnerAmper (through November 27, 2023) for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2024 and 2023, respectively.

	2024	2023
Audit Fees	$43,000	$58,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$43,000	$58,000

Pre-Approval Policies and Procedures

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. Following Steve Rubin’s resignation from the Audit Committee, pre-approval services were conducted by the full Board. During fiscal 2024 and 2023, 100% of the audit related services and all other services provided by Weinberg and Company and EisnerAmper, respectively, for the periods as our principal independent registered public accountant were pre-approved.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: October 25, 2024	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	October 25, 2024
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Phillip Frost, M.D.	Director	October 25, 2024
Phillip Frost, M.D.

/s/ Subbarao V. Uppaluri	Director	October 25, 2024
Subbarao Uppaluri

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	October 25, 2024
James J. Martin	and Director

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.90	Form of Lock-Up and Voting Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2018).

10.91	Form of Stock Purchase Agreement, dated December 21, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.92	Debt Exchange Agreement, dated December 21, 2018, by and among the Company and the Creditors (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.93	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma dated October 4, 2021 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 6, 2021).

10.94	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 6, 2021).

10.95	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 19, 2022).

10.96		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 19, 2022).

10.97		Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated August 15, 2023 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 16, 2023).

10.98		First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 16, 2023).

10.99		First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.3 to Form 8-K filed August 16, 2023).

10.100		First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 16, 2023).

10.101		First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 16, 2023).

10.102

Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 25, 2024 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 27, 2024).

10.103	*	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated October 23, 2024

14.1		Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1	*	Subsidiaries of the Company

31.1	*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

