Form 10-K
period 2025-07-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2026-01-30
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of January 30, 2026 was: $0.2 million.

As of January 30, 2026, there were 154,810,655 shares of common stock, $0.01 par value outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

●	We have a history of operating losses, we do not expect to become profitable in the near future and absent additional equity or debt financing, we may be unable to continue as a going concern.

●	We will require additional funding, which may not be available to us on acceptable terms, or at all.

●	We have experienced delays in filing certain annual and periodic reports with the SEC, and any recurrence could negatively impact our Company.

●	We may be exposed to risks relating to management’s assessment of our disclosure controls and procedures and internal controls over financial reporting.

●	Because we do not currently have an audit or compensation committee made up of independent directors, shareholders will have to rely on our directors, only one of whom is independent, to perform these functions.

●	We do not anticipate paying dividends on our common stock in the foreseeable future.

●	Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our common stock may be adversely affected.

●	Our stock price has been volatile and there may not be an active, liquid trading market for our common stock.

●	Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

●	Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

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

Our consolidated financial statements for the years ended July 31, 2025 and 2024 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal years ended July 31, 2025 and 2024 were $222,000 and $113,000 respectively. As of July 31, 2025, we had an accumulated deficit of $29.0 million. The Company had $3,000 of cash at July 31, 2025 and negative working capital of approximately $947,000. Absent additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all your investment in us.

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

We have experienced delays in filing certain annual and periodic reports with the SEC, and any recurrence could negatively impact our Company.

During the past fiscal year, we did not timely file our Annual Report on Form 10-K for the year ended July 31, 2025 and the subsequent Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, which resulted in a period during which we were not current in our reporting obligations under the Securities Exchange Act of 1934. We expect to become current in our reporting obligations upon the filing of this Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended October 31, 2025 and have implemented measures intended to improve the timeliness of our SEC reporting.

However, there can be no assurance that future reporting delays will not occur. Any failure to timely file required reports could adversely affect investor confidence, limit the availability of public information regarding our Company, and negatively impact the liquidity and trading price of our securities.

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

Currently, we do not have an independent audit committee. Our one independent director (who resigned August 28, 2025) along with the other Directors functions as our audit committee and is comprised of four directors, none of whom are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and its ability to pursue the committee’s responsibilities, this could compromise management of our business.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.00 and $0.01 for the 52-week period ended July 31, 2025. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTC PINK or elsewhere.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue an aggregate of 401,000,000 shares of capital stock, consisting of 400,000,000 shares of common stock and 1,000,000 designated shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of January 30, 2026, there were outstanding 154,810,655 shares of our common stock, 100 shares of our Series B preferred stock and there were no outstanding options to purchase shares of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise price) below the price at which shares of our common stock are then currently traded on the OTC PINK.

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

Quarter Ended	High	Low
October 31, 2023	$0.04	$0.02
January 31, 2024	$0.02	$0.01
April 30, 2024	$0.02	$0.00
July 31, 2024	$0.02	$0.01
October 31, 2024	$0.01	$0.00
January 31, 2025	$0.01	$0.00
April 30, 2025	$0.01	$0.00
July 31, 2025	$0.01	$0.00

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. At July 31, 2025, we had 1,390 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

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

SEC Reporting Matters

During the fiscal year ended July 31, 2025, the Company did not timely file its Annual Report on Form 10-K and the subsequent Quarterly Report on Form 10-Q for the quarter ended October 31, 2025. As a result, the Company was not current in its reporting obligations under the Securities Exchange Act of 1934 for a period of time.

The Company expects to become current in its reporting obligations upon the filing of this Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended October 31, 2025. Management has implemented measures intended to improve the timeliness of future SEC filings, including enhancements to internal reporting processes and increased oversight of the financial reporting function.

Despite these actions, there can be no assurance that future reporting delays will not occur. Any failure to timely file required reports could limit the availability of current information to investors, adversely affect investor confidence, and negatively impact the liquidity and trading price of the Company’s securities.

Results of Operations

We have discontinued operations in May 2019. The Company is assessing potential mergers and acquisitions.

Year Ended July 31, 2025 Compared to Year Ended July 31, 2024

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses was $160,000 for the year ended July 31, 2025, as compared to $177,000 for the year ended July 31, 2024. This $17,000 net decrease was primarily associated with professional fees incurred in the year ended July 31, 2024.

An accounts payable adjustment resulting in a reduction of $118,000 was made in the year ended July 31, 2024.

Total operating costs and expenses. Total operating costs and expenses from continuing operations was $160,000 for the year ended July 31, 2025, as compared to $59,000 for the year ended July 31, 2024. This $101,000 increase was primarily due to a $118,000 accounts payable adjustment offset by a $17,000 decrease in professional fees.

Interest expense. Net interest expense was $62,000 for the year ended July 31, 2025, as compared to $54,000 for the year ended July 31, 2024. The interest expense is related to the Promissory Notes described in Note 7 to the accompanying consolidated financial statements.

Net loss. Net loss was $222,000 for the year ended July 31, 2025, as compared to $113,000 for the year ended July 31, 2024. This $109,000 increase was primarily attributable to a $118,000 accounts payable adjustment in prior fiscal year that was recognized as a reduction in operating expenses .

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and notes received from related parties.

At July 31, 2025, we had cash of $3,000 and negative working capital of approximately $947,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities increased to $117,000 for the year ended July 31, 2025 as compared to $182,000 for the year ended July 31, 2024. This $65,000 decrease was principally due to decreases in cash used for accounts payable and accrued expenses.

Notes payable- related party are summarized in the following table (in thousands):

	As of July 31, 2025	As of July 31, 2024

(a) Notes payable- Frost Gamma Investments Trust	$445	$350
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$595	$500

(a) The Company has outstanding notes payable to Frost Gamma Investments Trust (“Frost Gamma”) which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The Frost Gamma promissory note may be prepaid in advance of the maturity date without penalty. Frost Gamma is a trust controlled by Dr. Phillip Frost, a current director of the Company, and who beneficially owns in excess of 10% of the Company’s common stock.

On August 15, 2023, the Company entered into a new promissory note agreement with Frost Gamma in the principal amount of $200,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date June 30, 2026, as amended on January 5, 2026. This promissory note may also be prepaid in advance of the maturity date without penalty.

On September 25, 2024, October 23, 2024, January 23, 2025 and August 27, 2025, the Company entered into new promissory note agreements with Frost Gamma in the aggregate principal amount of $120,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

On August 27, 2025, the Company entered into a Promissory Note in the principal amount of $25,000 which also accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

On January 2, 2026, the Company entered into a new promissory agreement with Frost Gamma in the aggregate principal amount of $100,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

There were no payments made on the promissory notes to Frost Gamma and as such, total outstanding notes payable balance was $470,000 and $350,000 as of July 31, 2025 and 2024, respectively.

(b) The Company has outstanding notes payable Jane Hsiao, Ph.D. (“Dr. Hsiao”) which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes to Dr. Hsiao may be prepaid in advance of the maturity date without penalty. Dr. Hsiao is the Company’s Chairman and Interim CEO, and who beneficially owns in excess of 10% of the Company’s common stock.

There were no payments made on the promissory notes to Dr. Hsiao and as such, total outstanding notes payable balance was $150,000 as of July 31, 2025 and 2024, respectively.

On January 5, 2026, the Company and each of Dr. Frost and Dr. Hsiao entered into amendments for each of the outstanding promissory to extend the maturity date from December 31, 2025 to June 30, 2026

Our plans include assessing potential mergers and acquisitions. We will need to raise additional capital. There can be no assurance that we will be able to raise additional capital on terms acceptable to us or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Non-Invasive Monitoring Systems, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Non-Invasive Monitoring Systems, Inc. (the “Company”) as of July 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss and used cash in operations during the year ended July 31, 2025, and the Company had a shareholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

January 30, 2026

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2025	July 31, 2024

ASSETS
Current assets
Cash	$3	$25
Prepaid expenses	4	9
Total current assets	7	34

Total assets	$7	$34

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$147	$110
Current liabilities - discontinued operations	51	51
Notes payable – related parties	595	-
Accrued interest – related parties	161	-
Total current liabilities	954	161

Notes payable – related parties	-	500
Accrued interest – related parties	-	98
Total liabilities	954	759

Commitments and Contingencies

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of July 31, 2025 and 2024, respectively	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(29,069)	(28,847)

Total shareholders’ deficit	(947)	(725)
Total liabilities and shareholders’ deficit	$7	$34

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended July 31, 2025 and 2024

(In thousands, except per share data)

	2025	2024
Operating costs and expenses
General and administrative	$160	$177
Extinguishment of accounts payable	-	(118)

Total operating costs and expenses	160	59

Operating loss	(160)	(59)

Interest expense, related parties	(62)	(54)

Net loss	$(222)	$(113)

Weighted average number of common shares outstanding - basic and diluted	154,811	154,811

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years ended July 31, 2025 and 2024

(In thousands, except share amounts)

	Preferred Stock				Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2023	100	$-	154,810,655	$1,548	$26,574	$(28,734)	$(612)
Net loss	-	-	-	-	-	(113)	(113)
Balance at July 31, 2024	100	-	154,810,655	1,548	26,574	(28,847)	$(725)
Net loss	-	-	-	-	-	(222)	(222)
Balance at July 31, 2025	100	$-	154,810,655	$1,548	$26,574	$(29,069)	$(947)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended July 31, 2025 and 2024

(In thousands)

	2025	2024
Operating activities
Net loss	$(222)	$(113)
Adjustments to reconcile net loss to net cash used in operating activities
Extinguishment of accounts payable	-	(118)
Changes in operating assets and liabilities
Prepaid expenses	5	7
Accounts payable and accrued expenses	37	(12)
Accrued interest – related parties	63	54
Net cash used in operating activities	(117)	(182)

Financing activities
Proceeds from notes payable – related parties	95	200
Net cash provided by financing activities	95	200

Net increase (decrease) in cash	(22)	18
Cash, beginning of year	25	7
Cash, end of year	$3	$25

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the fiscal years ended July 31, 2025 and 2024

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

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $222,000 and $113,000 for each of the years ended July 31, 2025 and 2024, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $29.0 million as of July 31, 2025. The Company had $3,000 of cash at July 31, 2025 and negative working capital of approximately $947,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $3,000 and $25,000, on deposit in bank operating accounts at July 31, 2025 and July 31, 2024, respectively.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2025 and 2024. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses and accounts payable and accrued expenses approximate fair values because they are short term in nature.

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

3. DISCONTINUED OPERATIONS

On May 3, 2019, the Company exchanged its inventory for forgiveness of accrued unpaid rent. Concurrent with the exchange management with the appropriate level of authority determined to discontinue the operations of the product segment. As of July 31, 2025 and 2024, accounts payable and accrued expenses related to these operations had a balance of $51,000 each year and presented as “Current liabilities-discontinued operations” in the accompanying consolidated balance sheets.

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

No preferred stock dividends were declared for the years ended July 31, 2025 and 2024.

The Company did not issue any shares of the Company’s common stock during the years ended July 31, 2025 and 2024.

5. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon conversion of preferred stock. In computing diluted net loss per share for the years ended July 31, 2025 and 2024, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

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

For the years ended July 31, 2025 and 2024, the Company did not record any rent expense related to the Miami lease. At July 31, 2025 and 2024 there was $0 rent payable.

Accounts payable at July 31, 2025 includes $13,100 due to an officer and director of the Company.

The Company has related party notes outstanding, as described below in Note 7.

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

7. NOTES PAYABLE – RELATED PARTY

Notes payable- related party are summarized in the following table (in thousands):

	As of July 31, 2025	As of July 31, 2024

(a) Notes payable- Frost Gamma Investments Trust	$445	$350
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$595	$500

(a) The Company has outstanding notes payable to Frost Gamma Investments Trust (“Frost Gamma”) which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The Frost Gamma promissory note may be prepaid in advance of the maturity date without penalty. Frost Gamma is a trust controlled by Dr. Phillip Frost, a current director of the Company, and who beneficially owns in excess of 10% of the Company’s common stock.

On August 15, 2023, the Company entered into a new promissory note agreement with Frost Gamma in the principal amount of $200,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date June 30, 2026, as amended on January 5, 2026. This promissory note may also be prepaid in advance of the maturity date without penalty.

On September 25, 2024, October 23, 2024, January 23, 2025 and August 27, 2025, the Company entered into new promissory note agreements with Frost Gamma in the aggregate principal amount of $120,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

There were no payments made on the promissory notes to Frost Gamma and as such, total outstanding notes payable balance was $470,000 and $350,000 as of July 31, 2025 and 2024, respectively.

On January 5, 2026, the Company and each of Dr. Frost and Dr. Hsiao entered into amendments for each of the outstanding promissory to extend the maturity date from December 31, 2025 to June 30, 2026.

(b) The Company has outstanding notes payable Jane Hsiao, Ph.D. (“Dr. Hsiao”) which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes to Dr. Hsiao may be prepaid in advance of the maturity date without penalty. Dr. Hsiao is the Company’s Chairman and Interim CEO, and who beneficially owns in excess of 10% of the Company’s common stock.

There were no payments made on the promissory notes to Dr. Hsiao and as such, total outstanding notes payable balance was $150,000 as of July 31, 2025 and 2024, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations are summarized in the following table (in thousands):

	July 31, 2025	July 31, 2024
Accounts payable	$99	$80
Accrued redemption	10	10
Accrued other	38	20
Total	$147	$110

9. INCOME TAXES

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not affect the Company’s financial position, results of operations or cash flows for the years ended July 31, 2025 and 2024.

The Company files its tax returns in the U.S. federal jurisdiction and with U.S. states. The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax or any other returns in any jurisdiction. Tax years ranging from 2021 to 2025 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired. Because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from earlier tax years, these attributes can still be audited when utilized on returns filed in the future. It is the Company’s policy to include income tax interest and penalties expense in its tax provision.

The difference between income taxes at the statutory federal income tax rate of 21% in 2024 and 2024 and income taxes reported in the consolidated statements of operations are attributable to the following (in thousands):

	July 31, 2025%		July 31, 2024%
Income tax benefit at the federal statutory rate from continuing operations	$(47)	21.0	$(49)	21.0
State income taxes, net of effect of federal taxes	(10)	4.3	(10)	4.3
Expired net operating losses	0	-	0	-
Change in valuation allowance	57	(25.3)	59	(25.3
Total	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	July 31, 2025	July 31, 2024
Federal and State net operating loss	$3,886	$3,830
Foreign net operating loss	18	18
Other	-	-
	3,904	3,848
Less: Valuation allowance	(3,904)	(3,848)
Net deferred tax asset	$-	$-

At July 31, 2025, the Company had available Federal and State net operating loss carry forwards of approximately $15.0 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2023. $2.1 million net operating loss carry forwards generated in 2019 and later years never expire. However, these net operating losses can only be used to reduce taxable income by 80 percent.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $3.9 million valuation allowance at July 31, 2025 ($3.8 million at July 31, 2024) was necessary. The valuation allowance increased by approximately $56,000 and decreased by $313,000 for the years ended July 31, 2025 and 2024, respectively. The Company paid no taxes for the years 2025 or 2024.

10. SUBSEQUENT EVENTS

On August 27, 2025, the Company entered into a promissory note with Frost Gamma in the principal amount of $25,000 which accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

On January 2, 2026, the Company entered into a new promissory agreement with Frost Gamma in the aggregate principal amount of $100,000, which accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2025. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Item 9B. Other Information.

During the three months ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	78
Subbarao V. Uppaluri, Ph.D. (1)	76
Philip Frost, M.D	88
James Martin, CPA, MBA	59
Adam Logal (2)	47

(1)	Dr. Uppaluri resigned from the Board effective August 28, 2025.
(2)	Mr. Logal was appointed to the Board effective September 3, 2025.

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

Subbarao V. Uppaluri, Ph.D. Dr. Uppaluri served as a Director of the Company from October 2008 until August 28, 2025. Dr. Uppaluri served as Senior Vice President and Chief Financial Officer of OPKO from May 2007 until July 2012 and as a consultant of OPKO until February 2014. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri previously served on the boards of OPKO, Winston Pharmaceuticals Inc., Ideation Acquisition Corp., Tiger X Medical, Inc. and Kidville.

On August 28, 2025, Subbarao Uppaluri notified the Board of his resignation as a member of the Board and Audit Committee. Mr. Uppaluri’s resignation was not the result of any disagreement with NIMS on any matter relating to NIMS’ operations, policies or practices.

Adam Logal. On September 3, 2025, the Company’s Board appointed Adam Logal as a director. Mr. Logal has served as OPKO’s Senior Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer since March 2014, Vice President of Finance, Chief Accounting Officer and Treasurer from July 2012 until March 2014, and Director of Finance, Chief Accounting Officer and Treasurer from March 2007 until July 2012. In addition, Mr. Logal also served as President of GeneDx, LLC, a former subsidiary of OPKO, from July 2020 to June 2021. He previously served on the board of directors of Xenetics Biosciences, Inc. (NASDAQ:XBIO) from 2017 to 2024 and VBI Vaccines, Inc. (NASDAQ:VBIV) from April 2014 until 2018. From 2002 to 2007, Mr. Logal served in senior management of Nabi Biopharmaceuticals, a publicly traded, biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Logal held various positions of increasing responsibility at Nabi Biopharmaceuticals, last serving as Senior Director of Accounting and Reporting.

Mr. Logal brings extensive financial expertise to the Board. His experience as a chief financial officer has given him broad understanding and expertise, particularly relating to business, accounting and finance matters.

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

Identification of Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Jane H. Hsiao, Ph.D., MBA	78	Interim Chief Executive Officer and Director
James J. Martin, CPA, MBA	59	Chief Financial Officer, Treasurer and Director

Each of our officers serves until the earlier of her or his resignation, removal by the Board or death.

Biographical information for Jane H. Hsiao and James J. Martin is set forth above.

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to the year ended July 31, 2025, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.

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

Audit Committee

We had a separately-designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act through May 31, 2023. From June 1, 2023 until August 28, 2025, Dr. Subbarao V. Uppaluri, Chairman, served as the Company’s only independent director, and the full Board of Directors has acted as the Audit Committee. Our Board had determined that Dr. Uppaluri is an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended July 31, 2025 and 2024 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2025	–	–	–	–	–
	2024	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of July 31, 2025

We did not have any equity award plan or any equity awards outstanding during the year ended July 31, 2025.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

We did not have any equity award plan during the year ended July 31, 2025 and we did not have any outstanding. As of July 31, 2025, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Phillip Frost, M.D.	–
Adam Logal	–
Subbarao V. Uppaluri, Ph.D.	–
James Martin, CFO	–

Director Compensation

For the year ended July 31, 2025, our directors did not receive any compensation for their respective service on our Board or any committee thereof. Our directors do not have any outstanding stock options.

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

	Common Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (4)	43,455,734	28.1%
Phillip Frost, M.D. (5)	54,690,325	35.3%
Subbarao V. Uppaluri, Ph.D., Director (6)	–	*
James J. Martin, Director and Chief Financial Officer	25,000	*
Adam Logal	–	*
All Directors and Executive Officers as a group (5 Persons)	98,271,060	63.48%

Frost Gamma Investments Trust (7)	54,690,325	35.3%
Hsu Gamma Investments, L.P. (8)	24,553,660	15.9%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from July 31, 2025 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 154,810,655 shares of common stock issued and outstanding as of July 31, 2025. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Common stock holdings include 24,553,660 shares of common stock held by Hsu Gamma Investments, L.P. and 2,150,000 common stock held by Chin Hsiung Hsiao Family Trust A. Dr. Jane Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(5)	Includes beneficial ownership of shares held by Frost Gamma Investments Trust.

(6) (7)

Dr. Uppaluri resigned from the Board effective August 28, 2025.

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

(8)	Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

Equity Compensation Plan Information

The Company does not have any approved equity compensation plans. There are no outstanding options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Frost is a director and over 5% shareholder of Cocrystal Pharma, Inc. (“Cocrystal Pharma”), a clinical stage Nasdaq listed biotechnology company. The Company’s Chief Financial Officer also serves as the Chief Financial Officer and Co-Chief Executive Officer of Cocrystal Pharma.

The Company signed a five year lease for administrative office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended July 31, 2025 and 2024, the Company did not record any rent expense related to the Miami lease. At July 31, 2025 and 2024 there was $0 rent payable.

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

Notes payable- related party are summarized in the following table (in thousands):

	As of July 31, 2025	As of July 31, 2024

(a) Notes payable- Frost Gamma Investments Trust	$445	$350
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$595	$500

(a) The Company has outstanding notes payable to Frost Gamma Investments Trust (“Frost Gamma”) which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The Frost Gamma promissory note may be prepaid in advance of the maturity date without penalty. Frost Gamma is a trust controlled by Dr. Phillip Frost, a current director of the Company, and who beneficially owns in excess of 10% of the Company’s common stock.

On August 15, 2023, the Company entered into a new promissory note agreement with Frost Gamma in the principal amount of $200,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date June 30, 2026, as amended on January 5, 2026. This promissory note may also be prepaid in advance of the maturity date without penalty.

On September 25, 2024, October 23, 2024, January 23, 2025 and August 27, 2025, the Company entered into new promissory note agreements with Frost Gamma in the aggregate principal amount of $120,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

There were no payments made on the promissory notes to Frost Gamma and as such, total outstanding notes payable balance was $470,000 and $350,000 as of July 31, 2025 and 2024, respectively.

Subsequent to the fiscal year ended July 31, 2025, the Company entered into additional promissory notes with Frost Gamma in the aggregate principal amount of $125,000 which accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

(b) The Company has outstanding notes payable Jane Hsiao, Ph.D. (“Dr. Hsiao”) which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes to Dr. Hsiao may be prepaid in advance of the maturity date without penalty. Dr. Hsiao is the Company’s Chairman and Interim CEO, and who beneficially owns in excess of 10% of the Company’s common stock.

There were no payments made on the promissory notes to Dr. Hsiao and as such, total outstanding notes payable balance was $150,000 as of July 31, 2025 and 2024, respectively.

On January 5, 2026, the Company and each of Dr. Frost and Dr. Hsiao entered into amendments for each of the outstanding promissory to extend the maturity date from December 31, 2025 to June 30, 2026.

Director Independence

Following the resignation of Subbarao Uppaluri on August 28, 2025, the Board no longer had any members that were deemed to be an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations. Directors Jane Hsiao, who serves as the Company’s Interim CEO, Dr. Phillip Frost, who beneficially owns approximately 35% of the Company’s outstanding common equity, James J. Martin, the Company’s Chief Financial Officer and Adam Logal, are not deemed independent.

Item 14. Principal Accountant Fees and Services.

Fees and Services

The following table sets forth the total fees billed to us by Weinberg for its audit of our consolidated annual financial statements and other services for the years ended July 31, 2025 and 2024, respectively.

	2025	2024
Audit Fees	$43,000	$43,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$43,000	$43,000

Pre-Approval Policies and Procedures

Our Audit Committee previously had a policy in place that required its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total fees paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee. Following Steve Rubin’s resignation from the Audit Committee in March 2023, pre-approval services were conducted by the full Board. During fiscal 2025 and 2024, 100% of the audit related services and all other services provided by Weinberg and Company, for the periods as our principal independent registered public accountant were pre-approved.

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: January 30, 2026	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	January 30, 2026
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Phillip Frost, M.D.	Director	January 30, 2026
Phillip Frost, M.D.

/s/ Adam Logal	Director	January 30, 2026
Adam Logal

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	January 30, 2026
James J. Martin	and Director

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.90	Form of Lock-Up and Voting Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2018).

10.91	Form of Stock Purchase Agreement, dated December 21, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.92	Debt Exchange Agreement, dated December 21, 2018, by and among the Company and the Creditors (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 28, 2018).

10.93	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma dated October 4, 2021 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 6, 2021).

10.94	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 6, 2021).

10.95	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 19, 2022).

10.96	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 19, 2022).

10.97	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated August 15, 2023 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 16, 2023).

10.98	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 16, 2023).

10.99	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.3 to Form 8-K filed August 16, 2023).

10.100	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 16, 2023).

10.101	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 16, 2023).

10.102	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 25, 2024 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 27, 2024).

10.103	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated October 23, 2024 (incorporated by reference from Exhibit 10.103 to Form 10-K filed on October 25, 2024)

10.104

Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated January 23, 2025 (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 24, 2025)

10.105	Third Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 4, 2021 (incorporating by reference from Exhibit 10.1 to Form 8-K filed January 7, 2026)

10.106	Third Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated October 4, 2021 (incorporating by reference from Exhibit 10.2 to Form 8-K filed January 7, 2026)

10.107	Third Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 16, 2022 (incorporating by reference from Exhibit 10.3 to Form 8-K filed January 7, 2026)

10.108	Third Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 16, 2022 (incorporating by reference from Exhibit 10.4 to Form 8-K filed January 7, 2026)

10.109	Second Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 15, 2023 (incorporating by reference from Exhibit 10.5 to Form 8-K filed January 7, 2026)

10.110	Second Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 25, 2024 (incorporating by reference from Exhibit 10.6 to Form 8-K filed January 7, 2026)

10.111	Second Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 23, 2024 (incorporating by reference from Exhibit 10.7 to Form 8-K filed January 7, 2026)

10.112	Second Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated January 23, 2025 (incorporating by reference from Exhibit 10.8 to Form 8-K filed January 7, 2026)

10.113	First Amendment dated January 5, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated August 27, 2025 (incorporating by reference from Exhibit 10.9 to Form 8-K filed January 7, 2026)

10.114	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated January 2, 2026 (incorporating by reference from Exhibit 10.10 to Form 8-K filed January 7, 2026)

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to Form 10-K filed on October 29, 2009).

21.1*	Subsidiaries of the Company

31.1*	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2*	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

