Form 10-Q
period 2025-10-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2026-01-30
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Yes ☐ No ☒

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

Yes ☒ No ☐

154,810,655 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of January 30, 2026.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31, 2025	July 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$6	$3
Prepaid expenses	-	4
Total current assets	6	7

Total assets	$6	$7

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$146	$147
Current liabilities – discontinued operations	51	51
Notes payable – related parties	620	595
Accrued interest – related parties	178	161
Total current liabilities	995	954
Total liabilities	995	954

Commitments and contingencies

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of October 31, 2025 and July 31, 2025	1,548	1,548
Additional paid in capital	26,574	26,574
Accumulated deficit	(29,111)	(29,069)

Total shareholders’ deficit	(989)	(947)
Total liabilities and shareholders’ deficit	$6	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except per share data)

	Three months ended October 31,
	2025	2024
Operating costs and expenses
General and administrative	$25	$63

Total operating costs and expenses	25	63

Operating loss	(25)	(63)

Interest expense – related parties	(17)	(14)

Net loss	$(42)	$(77)

Weighted average number of common shares outstanding - basic and diluted	154,811	154,811

Basic and diluted loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - Unaudited

Three months ended October 31, 2025

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2025	100	$-	154,810,655	$1,548	$26,574	$(29,069)	$(947)
Net loss	-	-	-	-	-	(42)	(42)
Balance at October 31, 2025	100	$-	154,810,655	$1,548	$26,574	$(29,111)	$(989)

Three months ended October 31, 2024

(Dollars in thousands, except share amounts)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2024	100	$-	154,810,655	$1,548	$26,574	$(28,847)	$(725)
Net loss	-	-	-	-	-	(77)	(77)
Balance at October 31, 2024	100	$-	154,810,655	$1,548	$26,574	$(28,924)	$(802)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(Dollars in thousands)

Three months ended October 31, 2025 and 2024

	2025	2024
Operating activities
Net loss	$(42)	$(77)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	4	(14)
Accounts payable and accrued expenses	(1)	11
Accrued interest – related parties	17	15
Net cash used in operating activities	(22)	(65)

Financing activities
Proceeds from notes payable – related parties	25	55
Net cash provided by financing activities	25	55

Net (decrease) increase in cash	3	(10)
Cash, beginning of period	3	25
Cash, end of period	$6	$15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the Three Month Periods Ended October 31, 2025 and 2024

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

Accordingly, the Company determined that $51,000 of remaining liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at October 31, 2025 and July 31, 2025.

Basis of Presentation. The condensed consolidated balance sheet at July 31, 2025 was derived from audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of October 31, 2025, and results of operations and cash flows for the interim periods ended October 31, 2025 and 2024. The results of operations for the three months ended October 31, 2025, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from July 31, 2025. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2025.

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $42,000 for the three months ended October 31, 2025 and has experienced continuous cash outflows from operating activities. The Company also has a shareholders’ deficit of $989,000 as of October 31, 2025. The Company had $6,000 of cash at October 31, 2025 and negative working capital of approximately $989,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended July 31, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking potential mergers, acquisitions and strategic collaborations. The Company is also seeking additional promissory notes from related parties. There is no assurance that the Company will be successful in this regard, and, if not successful, that it will be able to continue its business activities. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. At October 31, 2025 and July 31, 2025, the Company had no cash equivalents.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2025 and July 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, accounts payable, accrued expenses and accrued interest approximate fair values because they are short term in nature or they bear current market interest rates.

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

No preferred stock dividends were declared for the three months ended October 31, 2025 and 2024.

The Company did not issue any shares of the Company’s common stock during the three months ended October 31, 2025 and 2024.

4. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon the conversion of preferred stock. In computing diluted net loss per share for the periods ended October 31, 2025 and 2024, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

5. RELATED PARTY TRANSACTIONS

The Company is provided office space in Miami, Florida on a month-to-month basis by a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. For the three months ended October 31, 2025 and 2024, the Company did not record any rent expense related to the Miami lease. At October 31, 2025 and 2024 there was no rent payable.

The Company’s Chief Financial Officer serves as the Chief Financial Officer and Co-Chief Executive Officer of Cocrystal Pharma, Inc., a clinical stage Nasdaq listed biotechnology company, and in which Dr. Frost serves on the Board.

Accounts payable as of October 31, 2025 and July 31, 2025 included amounts of $5,600 and $13,100, respectively, due to an officer and director of the Company.

The Company has related party notes outstanding, as described below in Note 6.

6. NOTES PAYABLE – RELATED PARTIES

Notes payable- related party are summarized in the following table (in thousands):

	As of October 31, 2025	As of July 31, 2025

(a) Notes payable- Frost Gamma Investments Trust	$470	$445
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$620	$595

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

7. SUBSEQUENT EVENTS

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

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of losses and accumulated deficit; need for additional financing; dependence on management; risks related to proprietary rights; other factors described herein as well as the factors contained in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended July 31, 2025. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Three months ended October 31, 2025 Compared to Three months Ended October 31, 2023

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses were $25,000 for the three months ended October 31, 2025 as compared to $63,000 for the three months ended October 31, 2024. The $38,000 decrease was primarily due to timing of professional fees and insurance premium reductions.

Interest expense. Net interest expense was $17,000 for the three months ended October 31, 2025 as compared to $14,000 for the three months ended October 31, 2024. The interest expense is due to the related party Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Net loss. Net loss was $42,000 for the three months ended October 31, 2025 as compared to $77,000 for the three months ended October 31, 2024. This $35,000 decrease is primarily attributable to a reduction in professional fees and insurance premiums and offset by increased interest expense resulting from additional promissory notes.

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $42,000 for the three months ended October 31, 2025 and has experienced continuous cash outflows from operating activities. The Company also has a shareholders’ deficit of $989,000 as of October 31, 2025. The Company had $6,000 of cash at October 31, 2025 and negative working capital of approximately $989,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under promissory notes.

At October 31, 2025, we had approximately $6,000 of cash and negative working capital of approximately $989,000. We believe that the cash on hand at October 31, 2025 is not sufficient to meet our anticipated cash requirements for the next 12 months. We are currently exploring promissory notes and other opportunities for additional capital.

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

Net cash used in operating activities was $22,000 and $65,000 for three months ended October 31, 2025 and 2024, respectively. This $43,000 decrease in cash used was primarily due to a reduction in expenses as noted above in management’s discussion and analysis of the results of operations.

Net cash provided by financing activities was $25,000 and $55,000 for three months ended October 31, 2025 and 2024, respectively, as a result of proceeds from related party Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2025. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

During the past fiscal year, we did not timely file our Annual Report on Form 10-K for the year ended July 31, 2025 and the subsequent Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, which resulted in a period during which we were not current in our reporting obligations under the Securities Exchange Act of 1934. We filed the Annual report on Form 10-K for the year ended July 31, 2025 on January 30, 2026 and with the filing of this Quarter Report on Form 10-Q for the quarter ended October 31, 2025, we are now current in our reporting obligations.

However, there can be no assurance that future reporting delays will not occur. Any failure to timely file required reports could adversely affect investor confidence, limit the availability of public information regarding our Company, and negatively impact the liquidity and trading price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

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

October 31, 2025

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 30, 2026	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: January 30, 2026	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

