Form 10-KT
period 2025-12-31
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2026-03-27
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-KT

(Mark One)

☐	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended ____________

or

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from August 1, 2025 to December 31, 2025

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

As of December 31, 2025, there were 154,810,655 shares of common stock, $0.01 par value outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

●	Because Gravitics and the Company may not meet closing conditions we may not be successful in consummating the Merger.

●	We have a history of operating losses, we do not expect to become profitable in the near future and absent additional equity or debt financing, we may be unable to continue as a going concern.

●	We will require additional funding, which may not be available to us on acceptable terms, or at all.

●	We have experienced delays in filing certain annual and periodic reports with the SEC, and any recurrence could negatively impact our Company.

●	We may be exposed to risks relating to management’s assessment of our disclosure controls and procedures and internal controls over financial reporting.

●	Because we do not currently have an audit or compensation committee made up of independent directors, shareholders will have to rely on our directors, only one of whom is independent, to perform these functions.

●	We do not anticipate paying dividends on our common stock in the foreseeable future.

●	Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our common stock may be adversely affected.

●	Our stock price has been volatile and there may not be an active, liquid trading market for our common stock.

●	Our quarterly results of operations will fluctuate, and these fluctuations could cause our stock price to decline.

●	Shareholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

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

Risks Relating to Our Business.

Because Gravitics and the Company may not meet closing conditions we may not be successful in consummating the Merger.

On May 6, 2026, the Company entered into a Merger Agreement to acquire Gravitics. Upon consummation of the Merger, the stockholders of Gravitics will own approximately 95.5% of the outstanding capital stock of the post-Merger Company. Customary closing conditions by the parties must be completed before closing the Merger which include Gravitics obtaining shareholder approval, the approval of the Reverse Stock Split by the Company’s shareholders and FINRA, an uplisting of the Company’s common stock shall have been approved by The Nasdaq Stock Market or other applicable national securities exchange (the “Uplisting”), a firm commitment underwritten public offering of at least $40.0 million (the “Offering”) shall have been consummated, the conversion of certain promissory notes payable on June 30, 2026 (unless extended) simultaneously with the consummation of the Uplisting and the Offering on terms acceptable by such noteholders, the delivery by Gravitics of its audited financial statements, and the receipt of certain third-party consents. Accordingly, there can be no assurances that the Merger will close.

We have a history of operating losses, we do not expect to become profitable in the near future and absent additional equity or debt financing, we may be unable to continue as a going concern.

Our consolidated financial statements for the five months ended December 31, 2025 and the year ended July 31, 2025 were prepared on a “going concern” basis; however substantial doubt exists about our ability to continue as a going concern as a result of recurring losses and an accumulated deficit. We are not profitable and have been incurring material losses. Our net losses for our fiscal five months ended December 31, 2025 was $49,000 and years ended July 31, 2025 and 2024 were $152,000 and $108,000 respectively. As of December 31, 2025, we had an accumulated deficit of $29.1 million and a shareholders’ deficit of $995. The Company had $6,000 of cash at December 31, 2025 and negative working capital of approximately $978,000. Absent additional equity or debt financing, we will be unable to continue as a going concern, and you may lose all your investment in us.

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

During the past fiscal year, we did not timely file our Annual Report on Form 10-K for the year ended July 31, 2025 and the subsequent Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, which resulted in a period during which we were not current in our reporting obligations under the Securities Exchange Act of 1934. Upon the filing of the Form 10-K for the year ended July 31, 2025 on January 30, 2026 and the filing of the Form 10-Q for the quarter ended October 31, 2025 on January 30, 2026, the Company became current in its reporting obligations.

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

Our stock price has experienced significant price and volume fluctuations and may continue to experience volatility in the future. The price of our common stock has ranged between $0.00 and $0.01 for the 52-week period ended December 31, 2025. Many factors, including those described in this report and others, have a significant impact on the price of our common stock. Also, you may not be able to sell your shares at the best market price if trading in our stock in not active or if the volume is low. There is no guarantee that an active trading market for our common stock will be maintained on the OTC PINK or elsewhere.

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

Quarter Ended	High	Low
March 31, 2024	$0.02	$0.00
June 30, 2024	$0.02	$0.01
September 30, 2024	$0.02	$0.00
December 31, 2024	$0.01	$0.00
March 31, 2025	$0.02	$0.00
June 30, 2025	$0.01	$0.01
September 30, 2025	$0.02	$0.00
December 31, 2025	$0.01	$0.00

Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future. At December 31, 2025, we had 1,390 shareholders of record based on information provided by our transfer agent, Equity Stock Transfer. We believe that the actual number of beneficial shareholders is considerably higher.

Recent Sales of Unregistered Securities and Use of Proceeds.

None

Issuer Purchases of Equity Securities

None

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Transition Report on Form 10-KT should be read in conjunction with our Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those set forth below as well as those contained in “Item 1A - Risk Factors” of this Transition Report on Form 10-KT. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements reflect our views only as of the date they are made with respect to future events and financial performance.

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

Five Month Transition Period Ended December 31, 2025 Compared to Five Month Transition Period Ended December 31, 2024 (unaudited)

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses was $21,000 for the five months ended December 31, 2025, as compared to $77,000 for the five months ended December 31, 2024. This $56,000 net decrease was primarily associated with reduced professional fees and insurance expense as a result of insufficient capital to incur expense.

Total operating costs and expenses. Total operating costs and expenses from continuing operations was $21,000 for the five months ended December 31, 2025, as compared to $77,000 for the five months ended December 31, 2024. This $56,000 decrease was primarily due to G&A expense, as explained above.

Interest expense. Net interest expense was $28,000 and $24,000 for the five months ended December 31, 2025 and 2024, respectively. The interest expense is related to the Promissory Notes described in Note 7 to the accompanying consolidated financial statements.

Net loss. Net loss was $49,000 for the five months ended December 31, 2025, as compared to $101,000 for the five months ended December 31, 2024. This $52,000 decrease was primarily attributable to a reduction in the incurrence of operating expenses.

Liquidity and Capital Resources

Our operations have been primarily financed through private sales of our equity securities and notes received from related parties.

At December 31, 2025, we had cash of $6,000 and negative working capital of approximately $978,000. We expect that our existing funds will not be sufficient to support our current operations over the next twelve months. No assurance can be given that such additional financing will be available on acceptable terms or at all. Our ability to sell additional shares of our stock and/or borrow cash could be materially adversely affected by the economic uncertainty in the global equity and credit markets. Current economic conditions have been, and continue to be, volatile, and continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business and to replace, in a timely manner, maturing liabilities.

Net cash used in operating activities decreased to $22,000 for the five months ended December 31, 2025 as compared to $69,000 for the five months ended December 31, 2024. This $47,000 decrease was principally due to decreases in expenses and in cash used for accounts payable and accrued expenses.

Notes payable- related party are summarized in the following table (in thousands):

	As of December 31, 2025	As of July 31, 2025

(a) Notes payable- Frost Gamma Investments Trust	$470	$445
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$620	$595

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

There were no payments made on the promissory notes to Frost Gamma and as such, total outstanding notes payable balance was $470,000 and $445,000 as of December 31, 2025 and July 31, 2025, respectively.

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

There were no payments made on the promissory notes to Dr. Hsiao and as such, total outstanding notes payable balance was $150,000 as of December 31, 2025 and July 31, 2025, respectively.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Non-Invasive Monitoring Systems, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Non-Invasive Monitoring Systems, Inc. (the “Company”) as of December 31, 2025 and July 31, 2025, the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the five-month period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the results of its consolidated operations and its cash flows for the five-month period then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss and used cash in operations during the period ended December 31, 2025, and the Company had a shareholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Weinberg & Company, P.A.

Los Angeles, California

March 27, 2026

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2025	July 31, 2025
ASSETS
Current assets
Cash	$6	$3
Prepaid expenses	-	4
Total current assets	6	7

TOTAL ASSETS	$6	$7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$142	$147
Current liabilities - discontinued operations	51	51
Notes payable – related parties	620	595
Accrued interest – related parties	189	161
Total current liabilities	1,002	954

Commitments and contingencies

Shareholder’ deficit
Series B preferred stock - par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 154,810,655 shares issued and outstanding as of December 31, 2025 and July 31, 2025, respectively	1,548	1,548
Additional paid-in capital	26,574	26,574
Accumulated deficit	(29,118)	(29,069)
Total shareholders’ deficit	(996)	(947)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6	$7

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Five Months Ended December 31, 2025 and 2024

(In thousands, except per share data)

	For the Five Months Ended December 31,
	2025	(Unaudited) 2024

Operating costs and expenses
General and administrative	21	77
Total operating costs and expenses	21	77
Operating loss	(21)	(77)

Interest expense, related parties	(28)	(24)

Net loss	$(49)	$(101)

Weighted average number of common shares outstanding - basic and diluted	154,811	154,811

Basic and diluted loss per common share	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Five Months Ended December 31, 2025 and 2024 (unaudited)

(In thousands, except share amounts)

	Preferred Stock				Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2025	100	-	154,810,655	1,548	26,574	(29,069)	$(947)
Net loss	-	-	-	-	-	(49)	(49)
Balance at December 31, 2025	100	$-	154,810,655	$1,548	$26,574	$(29,118)	$(996)

	Preferred Stock				Additional
	Series B		Common Stock		Paid in	Accumulated
(Unaudited)	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2024	100	-	154,810,655	1,548	26,574	(28,847)	$(725)
Net loss	-	-	-	-	-	(101)	(101)
Balance at December 31, 2024	100	$-	154,810,655	$1,548	$26,574	$(28,948)	$(826)

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Five Months Ended December 31, 2025 and 2024

(In thousands)

	For the Five Months Ended
	2025	2024
Cash Flows from Operating Activities
Net loss	$(49)	$(101)
Adjustments to reconcile net loss to net cash used in operating activities:
Extinguishment of accounts payable	-	-
Changes in operating assets and liabilities
Prepaid expenses	4	(11)
Accounts payable and accrued expenses	(5)	(19)
Accrued interest – related parties	28	24
Net cash used in operating activities of continuing operations	(22)	(69)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	25	55
Net cash provided by financing activities of continuing operations	25	55

Net increase (decrease) in cash	3	(14)
Cash, beginning of period	3	25
Cash of continuing operations, end of period	$6	$11

The accompanying notes are an integral part of these consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the PERIODS ended December 31, 2025, JULY 31, 2025 and 2024

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

Going Concern. The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had net losses from continuing operations of approximately $49,000 for the five months ended December 31, 2025 and experienced cash outflows from operating activities of $22,000, and had a stockholders’ deficit as of that date. The Company also has an accumulated deficit of $29.1 million as of December 31, 2025. The Company had $6,000 of cash at December 31, 2025 and negative working capital of approximately $978,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity date of three months or less to be cash equivalents. The Company had approximately $6,000 and $3,000, on deposit in bank operating accounts at December 31, 2025 and July 31, 2025, respectively.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025 and July 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses and accounts payable and accrued expenses approximate fair values because they are short term in nature.

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

3. DISCONTINUED OPERATIONS

On May 3, 2019, the Company exchanged its inventory for forgiveness of accrued unpaid rent. Concurrent with the exchange management with the appropriate level of authority determined to discontinue the operations of the product segment. As of December 31, 2025 and July 31, 2025, accounts payable and accrued expenses related to these operations had a balance of $51,000 each year and presented as “Current liabilities-discontinued operations” in the accompanying consolidated balance sheets.

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

No preferred stock dividends were declared for the five months ended December 31, 2025 and years ended July 31, 2025 and 2024.

The Company did not issue any shares of the Company’s common stock during the five months ended December 31, 2025 and years ended July 31, 2025 and 2024.

5. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon conversion of preferred stock. In computing diluted net loss per share for the five months ended December 31, 2025 and 2024, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock would be anti-dilutive.

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

For the periods ended December 31, 2025 and 2024, the Company did not record any rent expense related to the Miami lease. At December 31, 2025 and July 31, 2025 there was $0 rent payable.

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

7. NOTES PAYABLE – RELATED PARTY

Notes payable- related party are summarized in the following table (in thousands):

	As of December 31, 2025	As of July 31, 2025

(a) Notes payable- Frost Gamma Investments Trust	$470	$445
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$620	$595

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

There were no payments made on the promissory notes to Frost Gamma and as such, total outstanding notes payable balance was $470,000 and $445,000 as of December 31, 2025 and July 31, 2025, respectively.

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

There were no payments made on the promissory notes to Dr. Hsiao and as such, total outstanding notes payable balance was $150,000 as of December 31, 2025 and July 31, 2025, respectively.

On January 5, 2026, the Company and each of Dr. Frost and Dr. Hsiao entered into amendments for each of the outstanding promissory notes to extend the maturity date from December 31, 2025 to June 30, 2026.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations are summarized in the following table (in thousands):

	December 31, 2025	July 31, 2025
Accounts payable	$89	$99
Accrued redemption	10	10
Accrued other	43	38
Total	$142	$147

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

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The application of this guidance does not affect the Company’s financial position, results of operations or cash flows for the years ended December 31, 2025 and 2024.

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

The difference between income taxes at the statutory federal income tax rate of 21% in 2025 and 2024 and income taxes reported in the consolidated statements of operations are attributable to the following (in thousands):

	December 31, 2025%		December 31, 2024%
Income tax benefit at the federal statutory rate from continuing operations	$(47)	21.0	$(49)	21.0
State income taxes, net of effect of federal taxes	(10)	4.3	(10)	4.3
Expired net operating losses	0	-	0	-
Change in valuation allowance	57	(25.3)	59	(25.3
Total	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	December 31, 2025	July 31, 2025
Federal and State net operating loss	$3,886	$3,886
Foreign net operating loss	18	18
Other	-	-
	3,904	3,904
Less: Valuation allowance	(3,904)	(3,904)
Net deferred tax asset	$-	$-

At December 31, 2025, the Company had available Federal and State net operating loss carry forwards of approximately $15.5 million and foreign net operating loss carry forwards of approximately $0.1 million which expire in various years beginning in 2023. $2.1 million net operating loss carry forwards generated in 2019 and later years never expire. However, these net operating losses can only be used to reduce taxable income by 80 percent.

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full $3.9 million valuation allowance at December 31, 2025 ($3.8 million at December 31, 2024) was necessary. The valuation allowance increased by approximately $56,000 and decreased by $313,000 for the years ended December 31, 2025 and 2024, respectively. The Company paid no taxes for the years 2025 or 2024.

10. SUBSEQUENT EVENTS

Merger Agreement

On March 6, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among the Company, Gravitics Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (the “Merger Sub”), and Gravitics, Inc., a Delaware corporation (“Gravitics”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, at the effective time (the “Effective Time”) (i) Merger Sub will be merged with and into Gravitics, (ii) the separate corporate existence of Merger Sub will thereupon cease and Gravitics will be the surviving corporation (the “Surviving Corporation”), and (iii) the Surviving Corporation will become a wholly-owned subsidiary of the Company (the “Merger”).

The Merger

On March 6, 2026, the Company’s Board of Directors unanimously (i) approved and declared advisable the Merger Agreement and the Merger and other transactions contemplated thereby, (ii) authorized the Company to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.01 per share at a ratio to be mutually agreed to by the parties, and (iii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of the Company.

At the Effective Time, the Company plans to change its business focus to the business of Gravitics, which designs and manufactures large space structures including orbital carriers, cargo logistics spacecraft, and space station modules to be used for commercial development in earth orbit and beyond. In connection with the Merger, the Company intends to change its name and trading symbol to a name and trading symbol that are more representative of the business of Gravitics.

In addition, at the Effective Time, the members of the Board intend to (i) appoint individuals to the Board to be designated by Gravitics, a majority of whom shall qualify as “independent” under Nasdaq Rule 5605(a)(2), and which will include Colin Doughan, the Chief Executive Officer of Gravitics, as Chairman, and (ii) subsequently, resign as directors. The officers of the post-Merger Company will be such individuals as are determined by the newly constituted Board.

The parties expect the closing of the Merger to occur on or before June 30, 2026, or on such other date that the parties mutually agree to in writing. See, “Risk Factors-Risks Relating to Our Business-Because Gravitics may not meet closing conditions we may not be successful in consummating the Merger.

Extension of Related Party Promissory Notes

On January 5, 2026, the Company and each of Dr. Frost and Dr. Hsiao entered into amendments for each of the outstanding promissory notes to extend the maturity date from December 31, 2025 to June 30, 2026 (see Note 7).

Promissory Noted dated January 2, 2026 in the Amount of $100,000

On January 2, 2026, NIMS entered into a Promissory Note in the principal amount of $100,000.00 with Frost Gamma Investments Trust (the “2026 Frost Gamma Note”), a trust controlled by Dr. Phillip Frost, which beneficially owns in excess of 10% of NIMS’ common stock. The interest rate payable by NIMS on the 2026 Frost Gamma Note is 11% per annum, payable on the maturity date of June 30, 2026. The 2026 Frost Gamma Note may be prepaid in advance of the June 30, 2026 maturity date without penalty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2025. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Item 9B. Other Information.

During the five months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

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

Name	Age
Jane H. Hsiao, Ph.D., MBA	78
Subbarao V. Uppaluri, Ph.D. (1)	76
Philip Frost, M.D.	88
James Martin, CPA, MBA	59
Adam Logal (2)	47

(1)	Dr. Uppaluri resigned from the Board effective August 28, 2025.
(2)	Mr. Logal was appointed to the Board effective September 3, 2025.

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

On August 28, 2025, Subbarao Uppaluri notified the board of directors of his resignation as a member of the Board and Audit Committee. Mr. Uppaluri’s resignation was not the result of any disagreement with NIMS on any matter relating to NIMS’ operations, policies or practices.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to the year ended December 31, 2025, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company’s common stock or other equity securities.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation information for the years ended December 31, 2025 and 2024 for our principal executive officer and each of the two most highly compensated executive officers receiving compensation in excess of $100,000 in any such fiscal year. We refer to these persons as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jane Hsiao – Interim CEO (1)	2025	–	–	–	–	–
	2024	–	–	–	–	–

1.	Dr. Hsiao receives no salary from the Company and does not have any outstanding stock option awards.

Outstanding Equity Awards as of December 31, 2025

We did not have any equity award plan or any equity awards outstanding during the year ended December 31, 2025.

Risk Considerations in our Compensation Programs

We have reviewed our compensation structures and policies as they pertain to risk and have determined that our compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

We did not have any equity award plan during the year ended December 31, 2025 and we did not have any outstanding. As of December 31, 2025, the aggregate number of outstanding stock options (both exercisable and unexercisable) for each non-employee director was as follows:

Name	Stock Options
Jane H. Hsiao, Chairman/CEO	–
Phillip Frost, M.D.	–
Adam Logal	–
Subbarao V. Uppaluri, Ph.D.	–
James Martin, CFO	–

Director Compensation

For the year ended December 31, 2025, our directors did not receive any compensation for their respective service on our Board or any committee thereof. Our directors do not have any outstanding stock options.

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

	Common Stock
Names and Addresses of Directors, Officers and 5% Beneficial Holders (1)	No. of Shares Beneficially Owned (2)	Percent of Class (3)

Jane H. Hsiao, Ph.D., Chairman of the Board and Interim CEO (4)	43,455,734	28.1%
Phillip Frost, M.D. (5)	54,690,325	35.3%
Subbarao V. Uppaluri, Ph.D., Director (6)	–	*
James J. Martin, Director and Chief Financial Officer	25,000	*
Adam Logal	–	*
All Directors and Executive Officers as a group (5 Persons)	98,271,060	63.48%

Frost Gamma Investments Trust (7)	54,690,325	35.3%
Hsu Gamma Investments, L.P. (8)	24,553,660	15.9%

*	Less than 1%

(1)	The mailing address of each 5% beneficial holder listed is 4400 Biscayne Blvd., Miami, Florida 33137.

(2)	A person is deemed to be the beneficial owner of common stock and preferred stock that can be acquired by such person within 60 days from December 31, 2025 upon exercise of option and warrants, or through the conversion of convertible preferred stock.

(3)	Based on 154,810,655 shares of common stock issued and outstanding as of December 31, 2025. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised and that any convertible secured stock held by such person (but no other person) has been converted into common stock.

(4)	Common stock holdings include 24,553,660 shares of common stock held by Hsu Gamma Investments, L.P. and 2,150,000 common stock held by Chin Hsiung Hsiao Family Trust A. Dr. Jane Hsiao is trustee of the Chin Hsiung Hsiao Family Trust A. and Dr. Jane Hsiao is the general partner of Hsu Gamma Investments, L.P.

(5)	Includes beneficial ownership of shares held by Frost Gamma Investments Trust.

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

The Company signed a five year lease for administrative office space in Miami, Florida with a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. The rental payments under the Miami office lease, which commenced January 1, 2008 and expired on December 31, 2012, were approximately $1,250 per month and then continued on a month-to-month basis. In February 2016 the rent was reduced to $0 per month. For the years ended December 31, 2025 and 2024, the Company did not record any rent expense related to the Miami lease. At December 31, 2025 and 2024 there was $0 rent payable.

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

Notes payable- related party are summarized in the following table (in thousands):

	As of December 31, 2025	As of July 31, 2025

(a) Notes payable- Frost Gamma Investments Trust	$470	$445
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$620	$595

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

There were no payments made on the promissory notes to Frost Gamma and as such, total outstanding notes payable balance was $470,000 and $445,000 as of December 31, 2025 and July 31, 2025, respectively.

Subsequent to the fiscal year ended December 31, 2025, the Company entered into additional promissory notes with Frost Gamma in the aggregate principal amount of $125,000 which accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026, as amended on January 5, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty.

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

There were no payments made on the promissory notes to Dr. Hsiao and as such, total outstanding notes payable balance was $150,000 as of December 31, 2025 and July 31, 2025, respectively.

On January 5, 2026, the Company and each of Dr. Frost and Dr. Hsiao entered into amendments for each of the outstanding promissory notes to extend the maturity date from December 31, 2025 to June 30, 2026.

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

Item 14. Principal Accountant Fees and Services.

Fees and Services

The following table sets forth the total fees billed to us by Weinberg for its audit of our consolidated annual financial statements and other services for the five months ended December 31, 2025 and the years ended July 31, 2025 and 2024, respectively.

	Five months ended December 31, 2025	2025	2024
Audit Fees	$12,000	$43,000	$43,000
Audit-Related Fees		–	–
Tax Fees		–	–
All Other Fees		–	–
Total Fees	$12,000	$43,000	$43,000

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

NON-INVASIVE MONITORING SYSTEMS, INC.

Date: March 27, 2026	By:	/s/ Jane H. Hsiao
Jane H. Hsiao
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jane H. Hsiao, Ph.D.	Interim Chief Executive Officer and Chairman of the	March 27, 2026
Jane H. Hsiao, Ph.D.	Board of Directors (Principal Executive Officer)

/s/ Phillip Frost, M.D.	Director	March 27, 2026
Phillip Frost, M.D.

/s/ Adam Logal	Director	March 27, 2026
Adam Logal

/s/ James J. Martin	Chief Financial Officer (Principal Financial Officer)	March 27, 2026
James J. Martin	and Director

INDEX TO EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger and Reorganization (Incorporated by Reference from Exhibit 2.1 to Form 8-K filed on March 12, 2026.

3.1	Articles of Incorporation, as amended (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on April 8, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.1 to Form 8-K filed on December 3, 2008)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by Reference from Exhibit 3.3 to Form 10-Q filed on March 17, 2010)

3.4	By-Laws, as amended (Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2009)

3.5	Articles of Amendment to Articles of Incorporation (incorporated by Reference from Annex A to Schedule 14C filed on April 3, 2012).

10.13	Lease Agreement dated January 1, 2008 between the Registrant and Frost Real Estate Holdings, LLC (incorporated by reference from Exhibit 10.17 to Form 10-K filed on October 29, 2009).

10.90	Form of Lock-Up and Voting Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 4, 2018).

10.91	Form of Stock Purchase Agreement, dated December 21, 2018 (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 28, 2018).

10.92	Debt Exchange Agreement, dated December 21, 2018, by and among the Company and the Creditors (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 28, 2018).

10.93	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma dated October 4, 2021 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 6, 2021).

10.94	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed October 6, 2021).

10.95	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 19, 2022).

10.96	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.2 to Form 8-K filed September 19, 2022).

10.97	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated August 15, 2023 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 16, 2023).

10.98	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated October 4, 2021 (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 16, 2023).

10.99	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated October 4, 2021 (incorporated by reference from Exhibit 10.3 to Form 8-K filed August 16, 2023).

10.100	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 16, 2022 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 16, 2023).

10.101	First Amendment dated August 15, 2023 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated September 16, 2022 (incorporated by reference from Exhibit 10.5 to Form 8-K filed August 16, 2023).

10.102	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated September 25, 2024 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 27, 2024).

10.103	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated October 23, 2024 (incorporated by reference from Exhibit 10.103 to Form 10-K filed on October 25, 2024)

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

