Form 10-Q
period 2026-06-30
NON INVASIVE MONITORING SYSTEMS INC /FL/
filed 2026-08-14
CIK 720762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File Number 000-13176

NON-INVASIVE MONITORING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2007840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Yes ☒ No ☐

1,032,640 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 14, 2026.

NON-INVASIVE MONITORING SYSTEMS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$160	$6
Prepaid expenses	4	-
Total current assets	164	6

Total assets	$164	$6

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$304	$142
Current liabilities – discontinued operations	51	51
Notes payable – related parties	300	620
Convertible note	810	-
Notes Payable - accrued interest	142	189
Total current liabilities	1,607	1,002

Total liabilities	1,607	1,002

Commitments and contingencies

Shareholders’ deficit
Series B Preferred Stock, par value $1.00 per share; 100 shares authorized, issued and outstanding; liquidation preference $10	-	-
Common Stock, par value $0.01 per share; 400,000,000 shares authorized; 1,032,640 shares issued and outstanding as of June 30, 2026 and December 31, 2025	10	10
Additional paid in capital	28,112	28,112
Accumulated deficit	(29,565)	(29,118)

Total shareholders’ deficit	(1,443)	(996)
Total liabilities and shareholders’ deficit	$164	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating costs and expenses
General and administrative	$261	$26	$404	$49

Total operating costs and expenses	261	26	404	49

Operating loss	(261)	(26)	(404)	(49)

Interest expense – related parties	(23)	(16)	(43)	(32)

Net loss	$(284)	$(42)	$(447)	$(81)

Weighted average number of common shares outstanding - Basic and diluted	1,032,640	1,032,640	1,032,640	1,032,640

Basic and diluted loss per common share	(0.28)	$(0.04)	$(0.43)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT Unaudited

For the three and six months ended June 30, 2026

(In thousands, except share and per share data)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2025	100	$-	1,032,640	$10	$28,112	$(29,118)	$(996)
Net loss	-	-	-	-	-	(163)	(163)
Balance at March 31, 2026	100	-	1,032,640	10	28,112	(29,281)	(1,159)
Net loss	-	-	-	-	-	(284)	(284)
Balance at June 30, 2026	100	$-	1,032,640	$10	$28,112	$(29,565)	$(1,443)

For the three and six months ended June 30, 2025

(In thousands, except share per share data)

	Preferred Stock Series B		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	100	$-	1,032,640	$10	$28,112	$(28,948)	$(826)
Net loss	-	-	-	-	-	(39)	(39)
Balance at March 31, 2025	100	-	1,032,640	10	28,112	(28,987)	(865)

Net loss	-	-	-	-	-	(42)	(42)
Balance at June 30, 2025	100	$-	1,032,640	$10	$28,112	$(29,029)	$(907)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(In thousands)

	Six months ended June 30,
	2026	2025
Operating activities
Net loss	$(447)	$(81)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(4)	9
Accounts payable and accrued expenses	161	(8)
Accrued interest	(46)	32
Net cash used in operating activities	(336)	(48)

Financing Activities
Proceeds from notes payable – related party	400	40
Proceeds from convertible note	810	-
Payment of notes payable	(720)	-
Net cash provided by financing activities	490	40

Net increase (decrease) in cash	154	(8)
Cash, beginning of period	6	11
Cash, end of period	$160	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NON-INVASIVE MONITORING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Accordingly, the Company determined that the assets and liabilities met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at June 30, 2026 and December 31, 2025.

Basis of Presentation. The condensed consolidated balance sheet at December 31, 2025 was derived from the audited consolidated financial statements for the five months transition period then ended, but does not contain all of the footnote disclosures from the annual financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Non-Invasive Monitoring Systems, Inc. (together with its consolidated subsidiaries, the “Company” or “NIMS”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2026, and results of operations and cash flows for the interim periods ended June 30, 2026 and 2025. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results for a full year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company’s accounting policies continue unchanged from December 31, 2025. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s transition report on Form 10-KT for the period ended December 31, 2025.

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $447,000 and $81,000 for the six months ended June 30, 2026 and 2025, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $29,565,000 as of June 30, 2026. The Company had approximately $160,000 of cash and a total shareholders’ deficit of $1,443,000 at June 30, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 6, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization with Gravitics Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company, and Gravitics, Inc., a Delaware corporation, providing for, among other things, and subject to the terms and conditions therein, an all-stock merger transaction. The Merger Agreement was amended on June 30, 2026, to, among other things, extend the outside closing date for the Merger to September 30, 2026.

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

Fair Value of Financial Instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments such as cash, prepaid expenses, accounts payable and accrued expenses approximate fair values because they are short term in nature or they bear current market interest rates.

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

No preferred stock dividends were declared for the three and six months ended June 30, 2026 and 2025.

The Company did not issue any shares of the Company’s common stock during the three and six months ended June 30, 2026 and 2025.

4. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. In computing diluted net loss per share for the periods ended June 30, 2026 and 2025, no dilution adjustment has been made to the weighted average outstanding common shares because the assumed conversion of preferred stock and convertible notes would be anti-dilutive.

5. RELATED PARTY TRANSACTIONS

The Company is provided office space in Miami, Florida on a month-to-month basis by a company controlled by Dr. Phillip Frost, who is the beneficial owner of more than 10% of the Company’s common stock. For the six months ended June 30, 2026 and 2025, the Company did not record any rent expense related to the Miami lease. At June 30, 2026 and 2025 there was no rent payable.

The Company’s Chief Financial Officer serves as the Chief Financial Officer of Cocrystal Pharma, Inc., a clinical stage Nasdaq listed biotechnology company, and in which Dr. Frost serves on the Board.

See Note 6 for notes payable to related parties.

6. NOTES PAYABLE

Related Party notes

Notes payable - related party are summarized in the following table (in thousands):

	As of June 30, 2026	As of December 31, 2025

(a) Notes payable- Frost Gamma Investments Trust	$150	$470
(b) Notes payable- Dr. Jane Hsiao	150	150
Total Notes payable - related party	$300	$620

(a) Between the years 2021 through 2025, the Company issued several promissory notes to Frost Gamma Investments Trust (“Frost Gamma”) totaling $470,000 in the principal amount, which remained outstanding as of December 31, 2025. The promissory notes carry similar terms, including accrue interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026.  The Frost Gamma promissory note may be prepaid in advance of the maturity date without penalty.

During 2026, the Company entered into two additional promissory notes with Frost Gamma in the aggregate principal amount of $300,000. The promissory notes carry terms similar to those promissory notes issued in prior years and accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty. In June 2026, the Company made principal and interest payments of $620,000 and $88,000, respectively, to the Frost Gamma promissory notes, reducing the outstanding principal and accrued interest balance to $150,000 and $70,000, respectively, as of June 30, 2026.

On June 30, 2026, the Company amended the remaining outstanding promissory notes to Frost Gamma to extend their maturity date from June 30, 2026, to September 30, 2026.

Frost Gamma is a trust controlled by Dr. Phillip Frost, a current director of the Company, and who beneficially owns in excess of 10% of the Company’s common stock.

(b) As of December 31, 2025, the Company has outstanding notes payable Jane Hsiao, Ph.D. (“Dr. Hsiao”) which pertained to promissory notes issued in fiscal 2021 and 2022, in the principal amount of $75,000 and $75,000, respectively or an aggregate principal amount of $150,000. The promissory notes accrue interest at a rate of 11% per annum, payable on the maturity date on September 30, 2026, as amended on June 30, 2026. The promissory notes to Dr. Hsiao may be prepaid in advance of the maturity date without penalty.

On May 7, 2026, the Company entered into a new promissory note agreement with Jane Hsiao in the principal amount of $100,000, which also accrues interest at a rate of 11% per annum, payable on the maturity date on June 30, 2026. The promissory notes may also be prepaid in advance of the maturity date without penalty. In June 2026, the Company fully settled the promissory note issued in May 7, 2026. As such, the outstanding principal and accrued interest balance of the promissory notes to Jane Hsiao as of June 30, 2026 was $150,000 and $70,000, respectively.

Dr. Hsiao is the Company’s Chairman and Interim CEO, and who beneficially owns in excess of 10% of the Company’s common stock.

Convertible Note- Unrelated party

On June 24, 2026, the Company, and Defender Opportunity LLC, a Delaware limited liability company (the “Buyer” or the “Holder”), entered into a Note Purchase Agreement, pursuant to which the Company sold the Buyer a Convertible Promissory Note (the “Convertible Note”) in the principal amount of $809,706 (the “Note Sale Transaction”). The proceeds from the Note Sale Transaction were used by the Company to repay in full the amounts due under certain outstanding promissory notes of the Company (the “Prepaid Notes”), consisting of an aggregate of $720,000 in principal and an aggregate of $89,706 of accrued and unpaid interest due thereon. The Prepaid Notes were held by Dr. Jane Hsaio, an officer and director of the Company and beneficial owner of more than 10% of the Company’s common stock, and Dr. Phillip Frost, a director of the Company and beneficial owner of more than 10% of the Company’s common stock. The Buyer is not an affiliate of the Company, Dr. Frost or Dr. Hsiao.

The Convertible Note was issued on June 24, 2026 (the “Original Issue Date”) and has a stated maturity date of December 31, 2026 (the “Convertible Note Maturity Date”). The Convertible Note may not be prepaid in whole or in part without the prior written consent of the Holder. The Convertible Note bears interest at the rate of 11% per annum from the Original Issue Date until November 12, 2026, and 22% per annum thereafter, and shall be due and payable upon the earlier of (i) the conversion in full of the Convertible Note after November 12, 2026, (ii) any prepayment of the Convertible Note with the consent of the Holder, or (iii) the Convertible Note Maturity Date; provided, however, that no interest will be payable on the Convertible Note if the Merger (as defined below) is consummated on or before September 30, 2026. Amounts due under the Convertible Note may be converted into shares of the Company’s Common Stock (the “Conversion Shares”), at any time at the option of the Holder, at a conversion price of $2.95 per share (the “Conversion Price”). In addition, the full amount due under the Convertible Note will automatically convert into Conversion Shares at the Conversion Price upon the closing of the merger (the “Merger”) contemplated by the Agreement and Plan of Merger and Reorganization the Company entered into with Gravitics, Inc., dated March 6, 2026 (as previously reported in a Current Report on Form 8-K the Company filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026). Notwithstanding the foregoing, the Holder’s conversion of amounts due under the Convertible Note is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the option of the Holder. The Conversion Price and number of Conversion Shares issuable upon conversion of the Convertible Note is subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and other standard dilutive events. As of June 30, 2026, the notes are contingently convertible in 275,069 shares of our common stock.

7. COMMITMENTS AND CONTINGENCIES

Leases.

The Company was under an operating lease agreement for our corporate office space that expired in 2012. The lease currently continues on a month-to-month basis at no cost.

8. SUBSEQUENT EVENT

On July 27, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to effect a 1-for-150 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the Company’s common stock, which remains $0.01 per share, or the number of authorized shares of common stock, which remains 400,000,000 shares. The Reverse Stock Split became effective in the market on July 30, 2026.

As a result of the Reverse Stock Split, all shares and per-share amounts presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements.

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the “Company” or “NIMS,” also referred to as “us”, “we” or “our”). These forward-looking statements represent our expectations or beliefs concerning the Company’s financial condition, business strategies, and other information and that involve substantial risks and uncertainties. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The Company’s actual results of operations, some of which are beyond the Company’s control, could differ materially from the activities and results implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the Company’s: history of operating losses and accumulated deficit; need for additional financing; dependence on management; risks related to proprietary rights; other factors described herein as well as the factors contained in “Item 1A - Risk Factors” of our Transition Report on Form 10-KT for the period ended December 31, 2025. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Results of Operations

We have discontinued operations in May 2019. The Company is assessing potential mergers, acquisitions, and strategic collaborations.

Three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025

General and administrative costs and expenses. General and administrative (“G&A”) costs and expenses were $261,000 and $404,000 for the three and six months ended June 30, 2026, respectively, as compared to $26,000 and $49,000 for the three and six months ended June 30, 2025, respectively. The $355,000 increase for the six months ended June 30, 2026, was primarily due to professional fees associated with the planned Merger with Gravitics.

Interest expense. Net interest expense was $23,000 and $43,000 for the three and six months ended June 30, 2026, respectively, as compared to $16,000 and $32,000 for the three and six months ended June 30, 2025. The interest expense is related to the Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Net loss. Net loss was $284,000 and $447,000 for the three and six months ended June 30, 2026, respectively, as compared to $42,000 and $81,000 for the three and six months ended June 30, 2025, respectively. The $242,000 and $366,000 increase for the three and six months ended June 30, 2026, respectively, was primarily due to increased G&A that was partially offset by increased interest expense on related party notes payable.

Going Concern. The Company’s condensed consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had net losses of approximately $447,000 and $81,000 for the six months ended June 30, 2026 and 2025, respectively, and has experienced continuous cash outflows from operating activities. The Company also has an accumulated deficit of approximately $29,565,000 as of June 30, 2026. The Company had approximately $160,000 of cash and a total shareholders’ deficit of $1,443,000 at June 30, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s operations have been primarily financed through private sales of its equity securities and advances under promissory notes. At June 30, 2026, we had approximately $160,000 of cash and accumulated deficit of approximately $29,565,000. We believe that the cash on hand at June 30, 2026 is not sufficient to meet our anticipated cash requirements for the next 12 months. No assurance can be given that such additional financing will be available on acceptable terms or at all.

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

Net cash used in operating activities was $336,000 and $48,000 for six months ended June 30, 2026 and 2025, respectively. This $288,000 increase in cash used in operating was primarily due to increases in professional fees for six months ended June 30, 2026.

Net cash provided by financing activities was $490,000 and $40,000 for six months ended June 30, 2026 and 2025, respectively, was primarily due to the proceeds from related party Promissory Notes described in Note 6 to the accompanying unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2026. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness identified below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2026 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Notwithstanding the existence of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2025 filed with the SEC on March 27, 2026, see “Risk Factors” included in Amendment No. 1 to Form S-4 filed on July 27, 2026 and “Risk Factors” included in Form S-1 filed on July 20, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1	Amendment to Agreement and Plan of Merger, dated June 30, 2026 (incorporated by Reference to Exhibit 10.1 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on June 30, 2026)

3.1	Articles of Amendment to Articles of Incorporation, filed July 27, 2026 (incorporated by reference to Exhibit 3.1 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on July 30, 2026)

4.1	Convertible Promissory Note, dated June 24, 2026 (incorporated by reference to Exhibit 4.1 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on June 26, 2026)

10.1	Fourth Amendment dated June 30, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated October 4, 2021 (incorporated by reference to Exhibit 10.1 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on July 2, 2026)

10.2	Fourth Amendment dated June 30, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated October 4, 2021 (incorporated by reference to Exhibit 10.2 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on July 2, 2026)

10.3	Fourth Amendment dated June 30, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust, dated September 16, 2022 (incorporated by reference to Exhibit 10.3 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on July 2, 2026)

10.4	Fourth Amendment dated June 30, 2026 to Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao, dated September 16, 2022 (incorporated by reference to Exhibit 10.4 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on July 2, 2026)

10.5	Note Purchase Agreement, dated June 24, 2026 (incorporated by reference to Exhibit 10.1 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on June 26, 2026)

10.6	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Frost Gamma Investments Trust dated May 7, 2026 (incorporated by reference to Exhibit 10.1 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on May 12, 2026)

10.7	Promissory Note of Non-Invasive Monitoring Systems, Inc. in favor of Jane Hsiao dated May 7, 2026 (incorporated by reference to Exhibit 10.2 to Non-Invasive Monitoring Systems, Inc.’s Current Report on Form 8-K filed on May 12, 2026)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

NON-INVASIVE MONITORING SYSTEMS, INC

June 30, 2026

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2026	By:	/s/ Jane H. Hsiao
Jane H. Hsiao, Interim Chief Executive Officer

Dated: August 14, 2026	By:	/s/ James J. Martin
James J. Martin, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a–14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

